Form 10-Q
period 1996-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 1996-05-15
CIK 905895

- - --------------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                     OR

          /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to

                       Commission File Number 0-21824

                               --------------

                    HOLLYWOOD ENTERTAINMENT CORPORATION
           (Exact name of registrant as specified in its charter)


               Oregon                                    93-0981138
   (State or other jurisdiction                       (I.R.S. Employer
       of incorporation or                           Identification No.)
          organization)


         25600 S.W. Parkway Center Drive, Wilsonville, Oregon 97070 (Address of principal executive office, including zip code)


                               (503) 570-1600
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X             No
                    -------             ------

As of May 14, 1996, there were 33,879,738 shares of the registrant's Common Stock outstanding.



- - --------------------------------------------------------------------------------

                    HOLLYWOOD ENTERTAINMENT CORPORATION


                                   INDEX



                    PART I. FINANCIAL INFORMATION                     Page No.
                                                                      --------
Item 1.  Consolidated Financial Statements:                              3

         Consolidated Statements of Operations                           3
         Three months ended March 31, 1996 and 1995

         Consolidated Balance Sheets                                     4
         March 31, 1996 and December 31, 1995

         Consolidated Statements of Cash Flows                           5
         Three months ended March 31, 1996 and 1995

         Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7


                                  PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

         Signatures                                                     13

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements


                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except per share and other operating data)

                                                                           Three Months
                                                                          Ended March 31,
                                                                       1996             1995
                                                                   --------------    ------------
                                                                             (Unaudited)
Revenue:
      Rental revenue                                                $     54,749      $   22,961
      Product sales                                                       10,324           4,127
                                                                   --------------    ------------
                                                                          65,073          27,088
Operating costs and expenses:
      Cost of product sales                                                6,245           2,688
      Operating and selling                                               46,217          18,634
      General and administrative                                           4,456           1,410
      Amortization of intangibles                                          1,524             581
                                                                   --------------    ------------

Operating income                                                           6,631           3,775

Nonoperating income (expense):
      Interest income                                                         97             303
      Interest expense                                                      (618)           (115)
                                                                   --------------    ------------

Income before income taxes                                                 6,110           3,963

Income taxes                                                               2,383           1,460
                                                                   --------------    ------------

Net income                                                          $      3,727      $    2,503
                                                                   ==============    ============

Net income per share                                                $       0.11      $     0.08
                                                                   ==============    ============

Weighted average shares outstanding                                       35,127          30,312

Number of stores at end of period                                            330             129(1)

- - ------------------

(1) Excludes stores acquired from Title Wave, Inc. on March 29, 1995.

                              HOLLYWOOD ENTERTAINMENT CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share amounts)

                                                                 March 31,        December 31,
                                                                   1996               1995
                                                              ----------------   ----------------
ASSETS                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                 $        3,889     $       29,980
     Construction and other receivables                                12,022             16,154
     Merchandise inventories                                           27,226             26,701
     Prepaid expenses and other current assets                            682                845
                                                              ----------------   ----------------
          Total current assets                                         43,819             73,680

Videocassette rental inventory, net                                    92,642             86,889
Property and equipment, net                                            74,819             65,958
Excess of cost over net assets acquired, net                          103,349            104,679
Deferred income taxes                                                   1,220              1,345
Other assets                                                            2,137              2,109
                                                              ----------------   ----------------
          Total assets                                         $      317,986     $      334,660
                                                              ================   ================

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND
SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                         $          616     $        7,616
     Accounts payable                                                  30,890             42,778
     Accrued liabilities                                                5,436              5,553
     Income taxes payable                                                 943                ---
                                                              ----------------   ----------------
          Total current liabilities                                    37,885             55,947

Long-term debt, less current portion                                      198                355
Line of credit                                                         51,000                ---
Deferred rent and other liabilities                                     3,874              3,369
Deferred income taxes                                                   3,475              2,956
                                                              ----------------   ----------------
                                                                       96,432             62,627
Commitments and contingencies                                             ---                ---
                                                              ----------------   ----------------

Mandatorily redeemable common stock (Note 2)                              ---             54,250
                                                              ----------------   ----------------

Shareholders' equity:
     Preferred stock, 25,000.000 shares authorized;
          no shares issued and outstanding                                ---                ---
     Common stock, no par value, 100,000,000 shares
          authorized; 33,879,190 and 36,007,190 shares
          issued and outstanding, respectively                        201,975            202,005
     Retained earnings                                                 22,089             18,362
     Intangible assets, net                                            (2,510)            (2,584)
                                                              ----------------   ----------------
          Total shareholders' equity                                  221,554            217,783
                                                              ----------------   ----------------
          Total liabilities and shareholders' equity           $      317,986     $      334,660
                                                              ================   ================

                             HOLLYWOOD ENTERTAINMENT CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                                           Three Months
                                                                         Ended March 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
                                                                           (Unaudited)
Operating activities:
     Net income                                                     $    3,727      $    2,503
     Adjustments to reconcile net income to cash
         provided by operating activities:
     Depreciation and amortization                                      19,587           8,452
     Deferred rent and other liabilities                                   505             263
     Deferred income taxes                                                 644             656
     Changes in operating assets and liabilities:
         Merchandise inventories                                          (525)         (1,399)
         Prepaid expenses and other current assets                         163             157
         Accounts payable                                              (11,888)         (7,919)
         Accrued liabilities                                              (117)           (226)
         Income taxes payable                                              913             209
                                                                    -----------     -----------
             Cash provided by operating activities                      13,009           2,696
                                                                    -----------     -----------

Investing activities:
     Construction and other receivables                                  4,132         (1,681)
     Purchases of videocassette rental inventory, net                  (20,946)        (14,179)
     Purchases of property and equipment, net                          (11,731)         (6,108)
     Investment in businesses acquired                                     ---         (6,995)
     Other                                                                (148)           (161)
                                                                    -----------     -----------
             Cash used in investing activities                         (28,693)        (29,124)
                                                                    -----------     -----------

Financing activities:
     Proceeds from the issuance of common stock, net                       ---             140
     Proceeds from long-term debt                                          ---          11,000
     Repayments of long-term debt                                       (7,157)         (1,992)
     Repurchase of mandatorily redeemable stock                        (54,250)             ---
     Borrowings under line of credit                                    51,000             ---
                                                                    -----------     -----------
             Cash (used) provided by financing                         (10,407)           9,148
             activities
                                                                    -----------     -----------

     Decrease in cash and cash equivalents                             (26,091)        (17,280)
     Cash and cash equivalents:
         Beginning of period                                            29,980          39,017
                                                                    -----------     -----------
         End of period                                              $    3,889      $   21,737
                                                                    ===========     ===========

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   Financial Statement Presentation:

     The consolidated financial statements as of March 31, 1996 and for the periods ended March 31, 1996 and March 31, 1995 are unaudited and have been prepared by Hollywood Entertainment Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The accompanying interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and March 31, 1995. All such adjustments are of a normal and recurring nature. Certain amounts as of December 31, 1995 and March 31, 1995 have been reclassified to conform with the presentation used as of March 31, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Acquisition of Video Watch

     In August 1995, the Company acquired, in two separate transactions, the assets of 42 video retail superstores operating under the name of Video Watch. The aggregate purchase price was approximately $60.3 million, including 2,127,452 shares of the Company's common stock. The Company granted the sellers an option to sell any of the shares issued in connection with the Video Watch acquisition to the Company on January 27, 1996 at the original issuance price of $25.50 per share, for a maximum repurchase obligation of $54.3 million. Consequently, the common shares issued in connection with the Video Watch acquisitions are classified as "Mandatorily Redeemable Common Stock" at December 31, 1995.

     Pursuant to the option described above, in January 1996 the Company repurchased all of the shares issued in connection with the Video Watch acquisition. Of the aggregate purchase price of $54.3 million, $50.0 million was provided by borrowings under the Company's revolving credit line, and the remainder was provided by then-existing cash balances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of total revenue and (ii) the number of stores open at the end of each period:

                                                              Three Months Ended
                                                                   March 31,
                                                            ------------------------
                                                              1996           1995
                                                            ----------     ---------
                                                                  (Unaudited)
       Revenue:
           Rental revenue                                        84.1 %        84.8 %
           Product sales                                         15.9          15.2
                                                            ----------     ---------
                                                                100.0         100.0
       Operating costs and expenses:
           Cost of product sales                                  9.6           9.9
           Operating and selling                                 71.0          68.8
           General and administrative                             6.9           5.2
           Amortization of intangibles                            2.3           2.2
                                                            ----------     ---------
                                                                 89.8          86.1

       Operating income                                          10.2          13.9
       Nonoperating income (expense), net                       (0.8)           0.7
                                                            ----------     ---------
       Income before income taxes                                 9.4          14.6
       Income taxes                                               3.7           5.4
                                                            ----------     ---------
       Net income                                                 5.7 %         9.2 %
                                                            ==========     =========

       Number of stores                                           330           129 (1)

       ------------------

       (1) Excludes stores acquired from Title Wave, Inc. on March 29, 1995.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Revenue

Revenue increased $38.0 million, or 140%, to $65.1 million for the three months ended March 31, 1996, compared to $27.1 million in the first quarter of the prior year. Comparable store revenue increased 6%. During the three months ended March 31, 1996, the Company added 25 superstores, ending the period with 330 superstores compared to 129 superstores at the end of the corresponding period in 1995.

Product sales as a percentage of total revenue increased to 15.9% for the first quarter of 1996 compared to 15.2% for the first quarter of 1995. The slight increase in product sales as a percentage of revenue reflects the Company's continued improvements in merchandising techniques.

The Company's pricing of videocassette rentals and merchandise for sale has not changed significantly compared to the first quarter of 1995.

Operating Costs and Expenses:

Cost of Product Sales

The cost of product sales decreased slightly to 9.6% of total revenue for the first quarter of 1996 compared to 9.9% for the first quarter of 1995 due to higher gross margins partially offset by increased sales of product as a percentage of total revenue. The cost of product sales as a percentage of product sales decreased from 65.1% to 60.5% for the three months ended March 31, 1995 and 1996, respectively. The gross margin on product sales has increased due to expanded merchandise offerings with higher gross margins in 1996 compared to 1995.

Operating and Selling

Operating expenses, which principally consist of all store expenses including payroll, occupancy, advertising, depreciation and rental revenue sharing, increased as a percentage of total revenue to 71.0% for the first quarter of 1996, compared to 68.8% for the same period last year. The increase was primarily due to higher store payroll and occupancy expenses as a percentage of total revenue, primarily due to lower average revenue per store, resulting primarily from the addition during the last nine months of 1995 and the first three months of 1996 a large number of new and acquired stores which have lower revenue per store than mature Hollywood Video stores.

Depreciation expense combined with rental revenue sharing costs was 28.1% of total revenue for the first quarter of 1996 compared to 30.7% for the same period in 1995. The combined decrease was primarily due to lower revenue sharing expense and the implementation of tighter budget procedures in the purchase of new releases. All other operating and selling expenses accounted for the remaining change in costs as a percentage of total revenue in the first quarter of 1996 compared to the same period last year.

General and Administrative

General and administrative expenses increased from $1.4 million or 5.2% of total revenue for the three months ended March 31, 1995 to $4.5 million, or 6.9% of total revenue for the three months ended March 31, 1996. The dollar increase was primarily due to the cost of managing additional stores.

Amortization of Intangibles

Amortization of intangibles increased from $0.6 million, or 2.2% of total revenue, for the three months ended March 31, 1995 to $1.5 million, or 2.3% of total revenue, for the three months ended March 31, 1996. The dollar increase was primarily attributable to the amortization of intangible assets arising from the Title Wave and Video Watch acquisitions in 1995.

Nonoperating Income (Expense), Net

Net nonoperating income (expense) decreased from $0.2 million for the three months ended March 31, 1995 to ($0.5) million for the three months ended March 31, 1996. This change was primarily attributable to the Company's higher level of borrowing under its revolving line of credit for the first three months of 1996 compared to the first three months of 1995.

Income Taxes

The Company's effective tax rate increased from 36.8% of income before income taxes for the three months ended March 31, 1995 to 39.0% for the three months ended March 31, 1996 due to higher state tax rates in 1996 compared to 1995.

Liquidity and Capital Resources

The Company's principal capital requirements are for opening new stores, the purchase of rental inventory and the possible acquisition of existing stores. The Company has funded its operations primarily through cash generated from operations, the proceeds of four public equity offerings, loans under the Company's revolving bank line of credit, trade credit and equipment leases.

The Company ended the period with $3.9 million in cash and cash equivalents. Working capital as of March 31, 1996 totaled $5.9 million compared to $17.7 million at December 31, 1995. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Net cash provided by operating activities was $13.0 million during the three months ended March 31, 1996 compared to $2.7 million for the same period last year. The increase in cash provided by operations was primarily due to higher income from operations and higher depreciation and amortization expenses partially offset by a an increase in accounts payable.

Cash used in investing activities was $28.7 million for the three months ended March 31, 1996 compared to $29.1 million for the same period last year. During the three months ended March 31, 1996, cash used in investing activities consisted primarily of purchases of videocassette rental inventory for new and existing stores totaling $20.9 million, capital expenditures totaling $11.7 million offset by a reduction in construction and other receivables totaling $4.1 million. Capital expenditures included the costs to open new stores, remodel certain existing stores and enhance information systems.

Cash provided by financing activities for the three months ended March 31, 1996 totaled ($10.4) million and included the repurchase of all of the shares issued in connection with the Video Watch acquisition for aggregate consideration of $54.3 million. In addition, the Company repaid $7.2 million of long-term debt. Borrowings under the Company's revolving credit line were $51.0 million at the end the period.

Future capital requirements, other than normal operating expenses, consist primarily of financing the addition of new retail stores and converting certain acquired stores to the Hollywood Video name and store design. The Company anticipates opening at least 185 additional new stores during the final nine months of 1996 and at least 200 new stores in 1997. Total capital requirements to open 185 additional stores, including rental inventory for new stores, are estimated to aggregate approximately $85 million for the last nine months of 1996.

In December 1995, the Company entered into a new revolving credit agreement with its principal bank and a syndicate of banks to provide for a working capital line of $75 million. The credit agreement allows the Company to designate an additional lender to commit up to $25 million on the same terms and conditions as the new revolving credit agreement. The Company has not yet identified a lender to provide the additional $25 million of lending capacity, and there is no assurance an additional lender will make that commitment. The agreement provides that funds borrowed will bear interest, at the Company's option, at either LIBOR or the bank's base rate plus approximately 1.25%, depending on the amount of borrowings. The Company must also pay a fee of 1/5% per annum on the available and unused portion of the credit facility. Amounts outstanding under the credit line are collaterized by substantially all the assets of the Company. The credit facility expires on December 28, 1998. As of March 31, 1996, $51.0 million was outstanding under the line, which amount was borrowed to partially fund the share repurchase described above. The availability of borrowings under the revolving credit agreement is based on the level of eligible inventory, the Company's financial performance and compliance with certain covenants and financial ratios. While the Company believes the maximum amount of borrowings under the credit line will be available to it in 1996 to partially fund the Company's expansion program and for other needs, there may be periods during which the maximum amount will not be available for borrowing.

Forward-Looking Statements

Certain of the information set forth above under the caption "Liquidity and Capital Resources" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under that caption, below and in the following locations in the Company's Annual Report on Form 10-K for the year ended December 31, 1995: in Item 1 - Business under the captions "Expansion Strategy," "Competition," and "Legal Proceedings" and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Liquidity and Capital Resources" and "General Economic Trends, Quarterly Results and Seasonality."

The level of planned new store expansion represents a substantial increase over prior periods, and the Company does not yet have signed leases for most of these anticipated new stores. The Company's expansion is dependent on a number of factors, including its ability to hire, train and assimilate management and store-level employees, the adequacy of the Company's financial resources and the Company's ability to identify new markets in which it can successfully compete, to locate suitable store sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. The Company's expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to the Company, the maintenance of construction schedules and the speed at which local zoning and construction permits can be obtained.

The Company continually reviews its financing options and, although it currently anticipates funding 1996 expansion through cash on hand, funds generated from operations, funds borrowed under the Company's revolving credit facility, equipment leases and trade credit, alternative financing will be considered if market conditions make it financially attractive, if the Company's need for funds is greater than expected, if certain of the sources identified above are unavailable or not available to the extent anticipated or if 1996 new store expansion exceeds 210 new stores. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company's results of operations.

General Economic Trends, Quarterly Results and Seasonality

The Company anticipates that its business will be affected by general economic conditions and other consumer trends. Future operating results may be affected by various factors, including variations in the number and timing of new store openings, the quality and number of new release titles available for rental and sale, the expense associated with the acquisition of new release titles, additional and existing competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general. Any concentration of new store openings and the related new store pre-opening costs near the end of a fiscal quarter could have an adverse effect on the financial results for that quarter and could, in certain circumstances, lead to fluctuations in quarterly financial results.

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1995 Viacom, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Oregon alleging unfair competition, misappropriation of trade secrets and intentional interference with contracts in connection with the hiring by the Company in 1994 of five former employees of the Blockbuster Entertainment division of Viacom, Inc., three of whom are officers of the Company. In addition, Viacom filed a separate lawsuit against two of the employees, both of whom are officers of the Company, in a Florida state court alleging breach of employment agreements and misappropriation of trade secrets. Viacom sought an injunction prohibiting the employees from working for the Company in their current capacities and the payment of money damages by the employees.

In April 1996, the Company and its affected employees settled the litigation described above. Although the settlement requires the Company and Blockbuster to keep the terms confidential, the Company believes the settlement will not adversely affect its operations and will not have a material adverse effect on its financial condition or results of operations.

In December 1995, three complaints were filed against the Company, certain of the Company's directors and officers and certain other parties were consolidated in a single action entitled Murphy v. Hollywood Entertainment et al., case no. C95-1926-MA, United States District Court for the District of Oregon. The consolidated complaint purports to be class action encompassing persons who purchased common stock of the Company between June 20 and December 6, 1995. The complaint alleges violation of certain federal securities laws with respect to statements made to the public and losses allegedly suffered by plaintiffs resulting from the decline in the trading price of the Company's stock. In May 1996, the court certified the class but dismissed the claims of plaintiffs based on violations of sections 11, 12(2), and 15 of the Securities Act of 1933. The remaining claims deal with alleged violations of the Securities Exchange Act of 1934. The Company believes this suit is without merit and will vigorously defend the litigation. The Company does not believe that the ultimate outcome of the litigation will have a material adverse effect on the Company's financial condition, cash flows or results of operations.

                    HOLLYWOOD ENTERTAINMENT CORPORATION

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HOLLYWOOD ENTERTAINMENT CORPORATION
                                      -----------------------------------
                                                 (Registrant)


      May 15, 1996                               MARK J. WATTLES
- - --------------------------            -----------------------------------
         (Date)                                  Mark J. Wattles
                                        Chairman of the Board, President
                                          and Chief Executive Officer
                                         (Principal executive officer
                                               of the registrant)


      May 15, 1996                              DOUGLAS A. GORDON
- - --------------------------            ------------------------------------
         (Date)                                 Douglas A. Gordon
                                           Senior Vice President-Finance
                                             (Principal financial and
                                                accounting officer
                                                of the registrant)