Form 10-Q
period 1996-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1996-08-14
CIK 905895

- --------------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ---------------

                                 FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
          ---      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          ---      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____ TO _____

                       COMMISSION FILE NUMBER 0-21824

                              ---------------

                    HOLLYWOOD ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in charter)


                 OREGON                               93-0981138
     (State or other jurisdiction of                I.R.S. Employer
      incorporation or organization)               Identification No.)

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


                  YES     X                         NO
                        -----                           -----

As of August 14, 1996, there were 33,914,501 shares of the registrant's Common Stock outstanding.

- --------------------------------------------------------------------------------

                    HOLLYWOOD ENTERTAINMENT CORPORATION


                                   INDEX



                       PART I. FINANCIAL INFORMATION
                                                                   PAGE NO.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:                              3

         Consolidated Statements of Operations                           3
         Three months and six months ended June 30, 1996
         and 1995

         Consolidated Balance Sheets                                     4
         June 30, 1996 and December 31, 1995

         Consolidated Statements of Cash Flows                           5
         Six months ended June 30, 1996 and 1995

         Notes to Consolidated Financial Statements                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             7


                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              13

         SIGNATURES                                                     14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except per share and other operating data)

                                                   THREE MONTHS                         SIX MONTHS
                                                   ENDED JUNE 30,                     ENDED JUNE 30,
                                                1996             1995             1996               1995
                                          ----------       ----------      -----------           --------
                                                   (Unaudited)                         (Unaudited)
Revenue:
    Rental revenue                        $   54,310       $   23,862      $   109,059           $ 46,823
    Product sales                              9,639            5,248           19,963              9,375
                                          ----------       ----------      -----------           --------
                                              63,949           29,110          129,022             56,198
Operating costs and expenses:
    Cost of product sales                      5,931            2,900           12,176              5,588
    Operating and selling                     46,517           19,634           92,734             38,268
    General and administrative                 4,033            1,539            8,489              2,949
    Amortization of intangibles                1,483              636            3,007              1,217
                                          ----------       ----------      -----------           --------

Operating income                               5,985            4,401           12,616              8,176

Nonoperating income (expense):
    Interest income                               31               61              128                364
    Interest expense                         (1,007)            (195)          (1,625)              (310)
                                          ----------       ----------      -----------           --------

Income before income taxes                     5,009            4,267           11,119              8,230

Income taxes                                   2,004            1,572            4,387              3,032
                                          ----------       ----------      -----------           --------

Net income                                $    3,005       $    2,695      $     6,732          $   5,198
                                          ==========       ==========      ===========          =========

Net income per share                      $     0.09       $     0.09       $     0.19         $     0.17
                                          ==========       ==========      ===========          =========

Weighted average shares                       34,804           30,369           34,916             30,250
outstanding

Number of stores at end of                       382              160              382                160
period

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)

                                                                  JUNE 30,         DECEMBER 31,
                                                                     1996                 1995
                                                             ------------          -----------
                                                              (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                $      4,697          $    29,980
    Construction and other receivables                             11,067               16,154
    Merchandise inventories                                        30,481               26,701
    Prepaid expenses and other current assets                       2,121                  845
                                                             ------------          -----------
       Total current assets                                        48,366               73,680

Videocassette rental inventory, net                                98,147               86,889
Property and equipment, net                                        84,209               65,958
Excess of cost over net assets acquired, net                      101,993              104,679
Deferred income taxes                                               1,268                1,345
Other assets                                                        2,727                2,109
                                                             ------------          -----------
       Total assets                                          $    336,710          $   334,660
                                                             ============          ===========

LIABILITIES, MANDATORILY REDEEMABLE
COMMON STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                        $        615          $     7,616
    Accounts payable                                               34,382               42,778
    Accrued liabilities                                             6,446                5,553
    Income taxes payable                                            1,841                  ---
                                                             ------------          -----------
       Total current liabilities                                   43,284               55,947

Long-term debt, less current portion                                   68                  355
Line of credit                                                     60,000                  ---
Deferred rent and other liabilities                                 4,504                3,369
Deferred income taxes                                               4,041                2,956
                                                             ------------          -----------
                                                                  111,897               62,627
Commitments and contingencies                                         ---                  ---
                                                             ------------          -----------

Mandatorily redeemable common stock (Note 2)                          ---               54,250
                                                             ------------          -----------

Shareholders' equity
    Preferred stock, 25,000,000 shares authorized;
       no shares issued and outstanding                               ---                  ---
    Common stock, no par value, 100,000,000 shares
       authorized; 33,914,501 and 36,007,190 shares
       issued and outstanding, respectively                       202,161              202,005
    Retained earnings                                              25,094               18,362
    Intangible assets, net                                         (2,442)              (2,584)
                                                             ------------          -----------
       Total shareholders' equity                                 224,813              217,783
                                                             ------------          -----------
       Total liabilities, mandatorily redeemable             $    336,710          $   334,660
       common stock and shareholders' equity                 ============          ===========

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                          SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                 -----------------------------
                                                                       1996               1995
                                                                 ----------         ----------
                                                                           (Unaudited)
OPERATING ACTIVITIES:
    Net income                                                   $    6,732         $    5,198
    Adjustments to reconcile net income to cash
       provided by operating activities:
    Depreciation and amortization                                    39,411             17,548
    Deferred rent and other liabilities                               1,135                396
    Deferred income taxes                                             1,162              1,141
    Changes in operating assets and liabilities:
       Merchandise inventories                                      (3,780)              (654)
       Prepaid expenses and other current assets                    (1,276)            (1,500)
       Accounts payable                                             (8,396)            (4,722)
       Accrued liabilities                                              893            (2,499)
       Income taxes payable                                           1,841              (747)
                                                                 ----------         ----------
          Cash provided by operating activities                      37,722             14,161
                                                                 ----------         ----------

INVESTING ACTIVITIES:
    Construction and other receivables                                5,087            (2,963)
    Purchases of videocassette rental inventory, net               (41,724)           (27,696)
    Purchase of property and equipment, net                        (24,368)           (18,758)
    Investment in businesses acquired                                   ---            (6,810)
    Other                                                             (618)            (1,255)
                                                                 ----------         ----------
       Cash used in investing activities                           (61,623)           (57,482)

FINANCING ACTIVITIES:
    Proceeds from the issuance of common stock, net                     ---                ---
    Proceeds from long-term debt                                        ---             23,500
    Repayments of long-term debt                                    (7,288)           (11,043)
      Tax benefit from exercise of stock options                        (8)                490
      Proceeds from exercise of stock options                           164                599
    Repurchase of mandatorily redeemable stock                     (54,250)                ---
    Borrowings under line of credit                                  60,000                ---
                                                                 ----------         ----------
       Cash (used) provided by financing activities                 (1,382)             13,546
                                                                 ----------         ----------

    Decrease in cash and cash equivalents                          (25,283)           (29,775)
    Cash and cash equivalents:
       Beginning of period                                           29,980             39,017
                                                                 ----------         ----------
       End of period                                             $    4,697         $    9,242
                                                                 ==========         ==========

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.   FINANCIAL STATEMENT PRESENTATION:

     The consolidated financial statements as of June 30, 1996 and for the periods ended June 30, 1996 and June 30, 1995 are unaudited and have been prepared by Hollywood Entertainment Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The accompanying interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and June 30, 1995. All such adjustments are of a normal and recurring nature. Certain amounts as of December 31, 1995 and June 30, 1995 have been reclassified to conform with the presentation used as of June 30, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (1) selected income statement data expressed as a percentage of total revenue and (ii) the number of stores open at the end of each period:

                                           Three Months Ended                Six Months Ended
                                                 June 30,                        June 30,
                                         ----------------------           ---------------------
                                             1996          1995               1996         1995
                                         --------       -------           --------      -------
                                                (Unaudited)                     (Unaudited)
Revenue:
    Rental revenue                          84.9%          82.0%             84.5%        83.3%
    Product sales                            15.1           18.0              15.5         16.7
                                             ----           ----              ----         ----
                                            100.0          100.0             100.0        100.0

Operating costs and expenses:
    Cost of product sales                     9.3           10.0               9.4          9.9
    Operating and selling                    72.7           67.4              71.9         68.1
    General and administrative                6.3            5.3               6.6          5.2
    Amortization of intangibles               2.3            2.2               2.3          2.2
                                              ---            ---               ---          ---
                                             90.6           84.9              90.2         85.5

Operating income                              9.4           15.1               9.8         14.5
Nonoperating income (expense),              (1.6)          (0.5)             (1.2)          0.1
                                            -----          -----             -----          ---
net
Income before income taxes                    7.8           14.7               8.6         14.6
Income taxes                                  3.1            5.4               3.4          5.4
                                              ---            ---               ---
Net income                                   4.7%           9.3%              5.2%         9.2%
                                             ====           ====              ====         ====

Number of stores                              382            160               382          160



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

REVENUE

Revenue increased $34.8 million, or 120%, to $63.9 million for the three months ended June 30, 1996, compared to $29.1 million in the second quarter of the prior year. Comparable store revenue increased 6%. During the three months ended June 30, 1996, the Company opened a total of 58 new stores, of which 3 were relocations. The company also closed 3 stores, ending the period with 382 superstores compared to 160 superstores at the end of the corresponding period in 1995.

Product sales as a percentage of total revenue decreased to 15.1% for the second quarter of 1996 compared to 18.0% for the second quarter of 1995. The decrease in product sales as a percentage of revenue reflects stronger product offerings in the second quarter of 1995 and the Company's increased emphasis on the rental business.

The Company's pricing of videocassette rentals and merchandise for sale has not changed significantly compared to the second quarter of 1995.

OPERATING COSTS AND EXPENSES:

COST OF PRODUCT SALES

The cost of product sales decreased slightly to 9.3% of total revenue for the second quarter of 1996 compared to 10.0% for the second quarter of 1995 due to the decreased sales of product as a percentage of total revenue. The cost of product sales as a percentage of product sales increased from 55.3% to 61.5% for the three months ended June 30, 1995 and 1996, respectively. The gross margin on product sales decreased due to fewer merchandise offerings that carry higher gross margins in 1996 compared to 1995.

OPERATING AND SELLING

Operating expenses, which principally consist of all store expenses including payroll, occupancy, advertising, depreciation and rental revenue sharing, increased as a percentage of total revenue to 72.7% for the second quarter of 1996, compared to 67.4% for the same period last year. The increase was primarily due to higher store payroll and occupancy expenses as a percentage of total revenue, due to lower average revenue per store, resulting primarily from the addition of a large number of new stores, which have lower revenue per store than mature Hollywood Video stores, during the last seven months of 1995 and the first six months of 1996.

Depreciation expense combined with rental revenue sharing costs was 29.0% of total revenue for the second quarter of 1996 compared to 29.4% for the same period in 1995. The combined decrease was primarily due to lower revenue sharing expense and the implementation of tighter budget procedures in the purchase of new releases for existing stores.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $1.5 million, or 5.3% of total revenue, for the three months ended June 30, 1995 to $4.0 million, or 6.3% of total revenue, for the three months ended June 30, 1996. The increase is primarily attributable to increased investment in the Company's infrastructure by decentralizing and delegating many of the current corporate headquarter functions to zone offices.

As a result of the Company's rapid growth and its plans to increase its pace of new store openings, it announced that it is dividing its field operations into four zones headed by four new Senior Vice Presidents. Each Senior Vice President will have direct line responsibility over store operations, marketing, real estate and construction while the corporate offices in Portland, OR, will function as a support center to the zones.


AMORTIZATION OF INTANGIBLES

Amortization of intangibles increased from $0.6 million, or 2.2% of total revenue, for the three months ended June 30, 1995 to $1.5 million, or 2.3% of total revenue, for the three months ended June 30, 1996. The dollar increase was primarily attributable to the amortization of intangible assets arising from the Video Watch acquisition in 1995.

NONOPERATING INCOME (EXPENSE), NET

Net nonoperating income (expense) decreased from $0.1 million for the three months ended June 30, 1995 to ($1.0) million for the three months ended June 30, 1996. This change was primarily attributable to the Company's higher level of borrowing under its revolving line of credit for the second three months of 1996 compared to the second three months of 1995.

INCOME TAXES

The Company's effective tax rate increased from 36.8% of income before income taxes for the three months ended June 30, 1995 to 40.0% for the three months ended June 30, 1996 due to higher state tax rates in 1996 compared to 1995.

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

The Company ended the period with $4.7 million in cash and cash equivalents. Working capital as of June 30, 1996 totaled $5.1 million compared to $17.7 million at December 31, 1995. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Net cash provided by operating activities was $37.7 million during the six months ended June 30, 1996 compared to $14.2 million for the same period last year. The increase in cash provided by operations was primarily due to higher income from operations and higher depreciation and amortization expenses partially offset by a decrease in accounts payable.

Cash used in investing activities was $61.6 million for the six months ended June 30, 1996 compared to $57.5 million for the same period last year. During the six months ended June 30, 1996, cash used in investing activities consisted primarily of purchases of videocassette rental inventory for new and existing stores totaling $41.7 million, capital expenditures totaling $24.4 million offset by a reduction in construction and other receivables totaling $5.1 million. Capital expenditures included the costs to open new stores, remodel certain existing stores and enhance information systems.

Cash used by financing activities for the six months ended June 30, 1996 totaled $1.4 million and included the repurchase of all of the shares issued in connection with the Video Watch acquisition for aggregate consideration of $54.3 million. In addition, the Company repaid $7.3 million of long-term debt. Borrowings under the Company's revolving credit line were $60.0 million at the end of the period.

Future capital requirements, other than normal operating expenses, consist primarily of financing the addition of new retail stores and converting certain acquired stores to the Hollywood Video name and store design. The Company anticipates opening at least 127 additional new stores during the final six months of 1996 and at least 200 new stores in 1997. Total capital requirements to open 127 additional stores, including rental inventory for new stores, are estimated to aggregate approximately $63 million for the last six months of 1996.

In December 1995, the Company entered into a new revolving credit agreement with its principal bank and a syndicate of banks to provide for a working capital line of $75 million. Further, the Company finalized an expansion to the bank credit facility on July 18, 1996, bringing its borrowing capacity to $100 million. The additional $25 million is provided by Union Bank of California and Key Bank of Washington. The agreement provides that funds borrowed will bear interest, at the Company's option, at either LIBOR or the bank's base rate plus approximately 1.25%, depending on the amount of borrowings. The Company must also pay a fee of 1/5% per annum on the available and unused portion of the credit facility. Amounts outstanding under the credit line are collaterized by substantially all the assets of the Company. The credit facility expires on December 28, 1998. As of June 30, 1996, $60.0 million was outstanding under the line, which amount was borrowed to partially fund the share repurchase described above. The availability of borrowings under the revolving credit agreement is based on the level of eligible inventory, the Company's financial performance and compliance with certain covenants and financial ratios.

The Company believes that its borrowing capacity and projected cash flow from operations provide the necessary capital to fund its previously announced plan of opening at least 210 new video retail superstores in 1996.

The Company continually reviews its financing options and, although it currently believes that its borrowing capacity, projected cash flow from operations, cash on hand and equipment leases and trade credit provide the necessary capital to fund its previously announced plan of opening at least 210 new video retail superstores in 1996, alternative financing will be considered if market conditions make it financially attractive, if the Company's need for funds is greater than expected, if certain of the sources identified above are unavailable or not available to the extent anticipated or if 1996 new store expansion exceeds 210 new stores. Failure to obtain financing to fund the Company's expansion plans or for other purposes could have a material adverse effect on the Company's results of operations.

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

The level of planned new store expansion represents a substantial increase over prior periods, and the Company does not yet have signed leases for most of these anticipated new stores. The Company's expansion is dependent on a number of factors, including its ability to hire, train and assimilate management and store-level employees, the adequacy of the Company's financial resources and the Company's ability to identify new markets in which it can successfully compete, to locate suitable store sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. The Company's expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to the Company, the maintenance of construction schedules and the speed at which local zoning and constriction permits can be obtained.

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

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonal trends will continue.

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

In December 1995, three complaints were filed against the Company, certain of the Company's directors and officers and certain other parties were consolidated in a single action entitled MURPHY V. HOLLYWOOD ENTERTAINMENT ET AL., case no. C95-1926-MA, United States District Court for the District of Oregon. The consolidated complaint purports to be a class action encompassing persons who purchased common stock of the Company between June 20 and December 6, 1995. The complaint alleges violation of certain federal securities laws with respect to statements made to the public and losses allegedly suffered by plaintiffs resulting from the decline in the trading price of the Company's stock. In May 1996, the court certified the class but dismissed the claims of plaintiffs based on violations of sections 11, 12(2), and 15 of the Securities Act of 1933. The remaining claims deal with alleged violations of the Securities Exchange Act of 1934. The Company believes this suit is without merit and will vigorously defend the litigation. The Company does not believe that the ultimate outcome of the litigation will have a material adverse effect on the Company's financial condition, cash flows or results of operations.

                        Part II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 28, 1996 at the Company's Annual Meeting of shareholders, the holders of the Company's outstanding Common Stock took the actions described below. As of the record date for the Annual Meeting, 33,879,738 shares of Common Stock were eligible to vote on the matters presented.

     1. The shareholders elected each of Mark J. Wattles, Donald J. Ekman, James N. Cutler, Jr., and Richard A. Galanti, by the votes indicated below, to serve on the Company's Board of Directors for the ensuing year:

                                                                   Shares Against
                             Shares in Favor     or Withheld        Abstentions
                             ---------------     -----------        -----------
Mark J. Wattles                29,292,592          109,991              0
Donald J. Ekman                29,289,822          112,761              0
James N. Cutler, Jr.           29,291,694          110,889              0
Richard A. Galanti             29,287,601          114,982              0


Total Shares Eligible          33,879,738
Total Shares Present           29,402,583


     2. The shareholders voted to amend the Company's 1993 Stock Incentive Plan to modify provisions relating to automatic option grants to nonemployee directors by the following vote:


                   24,310,211      shares in favor
                    4,526,289      shares against or withheld
                       79,248      abstentions
                      146,127      broker nonvotes

Total Shares Eligible              33,879,738
Total Shares Present               29,061,875

                    HOLLYWOOD ENTERTAINMENT CORPORATION

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HOLLYWOOD ENTERTAINMENT CORPORATION
                                                (Registrant)



   August 14, 1996                             MARK J. WATTLES
- --------------------             -----------------------------------------------
      (Date)                                   Mark J. Wattles
                                       Chairman of the Board, President
                                          and Chief Executive Officer
                                (Principal executive officer of the registrant)




   August 14, 1996                             DOUGLAS A. GORDON
- --------------------             -----------------------------------------------
      (Date)                                   Douglas A. Gordon
                                         Senior Vice President-Finance
                                  (Principal financial and accounting officer
                                               of the registrant)