Form 10-Q
period 1996-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1996-11-14
CIK 905895

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 14, 1996, there were 33,958,551 shares of the registrant's Common Stock outstanding.

                    HOLLYWOOD ENTERTAINMENT CORPORATION


                                   INDEX



                         PART I. FINANCIAL INFORMATION                Page No.

Item 1.   Consolidated Financial Statements:                            3

          Consolidated Statements of Operations                         3
          Nine months ended September 30, 1996 and 1995

          Consolidated Balance Sheets                                   4
          September 30, 1996 and December 31, 1995

          Consolidated Statements of Cash Flows                         5
          Nine months ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements                    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7


                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                           14

          Signatures                                                  15

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except per share and other operating data)


                                               Three Months             Nine Months
                                            Ended September 30,      Ended September 30,
                                           1996          1995          1996        1995
                                         ---------    ---------     ----------    -------
                                             (Unaudited)                 (Unaudited)
Revenue:
     Rental revenue                     $  63,993     $  33,411      $ 173,052    $  80,234
     Product sales                         11,703         5,879         31,666       15,254
                                        ---------     ---------      ---------    ---------
                                           75,696        39,290        204,718       95,488
Operating costs and expenses:
     Cost of product sales                  7,018         3,353         19,194        8,941
     Operating and selling                 51,824        27,051        144,558       65,319
     General and administrative             4,367         1,997         12,856        4,947
     Amortization of intangibles            1,530         1,129          4,537        2,345
                                        ---------     ---------      ---------    ---------

Operating income                           10,957         5,760         23,573       13,936

Nonoperating income (expense):
     Interest income                           11           779            139        1,143
     Interest expense                      (1,232)          (59)        (2,857)        (369)
                                        ---------     ---------      ---------    ---------

Income before income taxes                  9,736         6,480         20,855       14,710

Income taxes                                3,894         2,387          8,281        5,419
                                        ---------     ---------      ---------    ---------

Net income                              $   5,842     $   4,093      $  12,574    $   9,291
                                        =========     =========      =========    =========

Net income per share                    $    0.17     $    0.11      $    0.36    $    0.29
                                        =========     =========      =========    =========

Weighted average shares                    35,089        36,135         34,971       32,212
outstanding

Number of stores at end of period             453           239            453          239

 The accompanying notes are an integral part of this financial statement.


                    HOLLYWOOD ENTERTAINMENT CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)


                                                        September 30,   December 31,
                                                            1996           1995
                                                        ------------    -----------
                                                         (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                           $       5,918    $      29,980
     Construction and other receivables                         14,414           16,154
     Merchandise inventories                                    34,397           26,701
     Prepaid expenses and other current assets                   1,049              845
                                                         -------------    -------------
         Total current assets                                   55,778           73,680

Videocassette rental inventory, net                            114,519           86,889
Property and equipment, net                                     98,178           65,958
Excess of cost over net assets acquired, net                   100,601          104,679
Deferred income taxes                                            1,050            1,345
Other assets                                                     2,189            2,109
                                                         -------------     ------------
         Total assets                                    $     372,315     $    334,660
                                                         =============     ============

LIABILITIES, MANDATORILY REDEEMABLE
COMMON STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                   $         484     $      7,616
     Accounts payable                                           36,044           42,778
     Accrued liabilities                                         6,897            5,553
     Income taxes payable                                        1,144              ---
                                                         -------------     ------------
         Total current liabilities                              44,569           55,947

Long-term debt, less current portion                                65              355
Line of credit                                                  85,000              ---
Deferred rent and other liabilities                              5,189            3,369
Deferred income taxes                                            6,344            2,956
                                                         -------------     ------------
                                                               141,167           62,627
Commitments and contingencies                                      ---              ---
                                                         -------------     ------------

Mandatorily redeemable common stock (Note 2)                       ---           54,250
                                                         -------------     ------------

Shareholders' equity
     Preferred stock, 25,000,000 shares authorized;
         no shares issued and outstanding                          ---              ---
     Common stock, 100,000,000 shares authorized;
         33,949,176 and 36,007,190 shares
         issued and outstanding, respectively                  202,585          202,005
     Retained earnings                                          30,936           18,362
     Intangible assets, net                                    (2,373)          (2,584)
                                                         -------------     ------------
         Total shareholders' equity                            231,148          217,783
                                                         -------------     ------------
         Total liabilities and shareholders' equity      $     372,315     $   334,660
                                                         =============     ============

 The accompanying notes are an integral part of this financial statement.

                                     4


                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                       Nine Months
                                                                    Ended September  30,
                                                                    1996           1995
                                                                    ----           ----
                                                                        (Unaudited)
Operating activities:
     Net income                                                 $   12,574      $    9,291
     Adjustments to reconcile net income to cash
         provided by operating activities:
     Depreciation and amortization                                  61,818          29,401
     Deferred rent and other liabilities                             1,820             781
     Deferred income taxes                                           3,683           2,929
     Changes in operating assets and liabilities:
         Merchandise inventories                                    (7,696)         (3,781)
         Prepaid expenses and other current assets                    (204)         (1,043)
         Accounts payable                                           (6,734)          2,579
         Accrued liabilities                                         1,344          (2,705)
         Income taxes payable                                        1,144            (779)
                                                                ----------      ----------
            Cash provided by operating activities                   67,749          36,673
                                                                ----------      ----------

Investing activities:
     Construction and other receivables                              1,740          (7,674)
     Purchases of videocassette rental inventory, net              (74,993)        (50,791)
     Purchase of property and equipment, net                       (42,230)        (30,185)
     Investment in businesses acquired                                 ---         (11,781)
     Other                                                            (236)         (1,936)
                                                                ----------      ----------
            Cash used in investing activities                     (115,719)       (102,367)

Financing activities:
     Proceeds from the issuance of common stock, net                   ---          95,531
     Proceeds from long-term debt                                      ---          23,500
     Repayments of long-term debt                                   (7,422)        (29,723)
      Tax benefit from exercise of stock options                      (207)          1,333
      Proceeds from exercise of stock options                          787           1,320
     Repurchase of mandatorily redeemable stock                    (54,250)            ---
     Borrowings under line of credit                                85,000             ---
                                                                ----------      ----------
            Cash (used) provided by financing activities            23,908          91,961
                                                                ----------      ----------

     Decrease in cash and cash equivalents                         (24,062)         26,267
     Cash and cash equivalents:
         Beginning of period                                        29,980          39,017
                                                                ----------      ----------
         End of period                                          $    5,918      $   65,284
                                                                ==========      ==========

 The accompanying notes are an integral part of this financial statement.



                    HOLLYWOOD ENTERTAINMENT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. Financial Statement Presentation:

     The consolidated financial statements as of September 30, 1996 and for the periods ended September 30, 1996 and September 30, 1995 are unaudited and have been prepared by Hollywood Entertainment Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     The accompanying interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996 and the results of operations and cash flows for the three and nine months ended September 30, 1996 and September 30, 1995. All such adjustments are of a normal and recurring nature. Certain amounts as of September 30, 1995 have been adjusted to reflect the accounting methods used as of September 30, 1996. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of total revenue and (ii) the number of stores open at the end of each period.

                                       Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                       -----------------      -----------------
                                       1996         1995      1996         1995
                                       ----         ----      ----         ----
                                          (Unaudited)            (Unaudited)
Revenue:
     Rental revenue                    84.5%        85.0%      84.5%       84.0%
     Product sales                     15.5         15.0       15.5        16.0
                                       ----         ----       ----        ----
                                      100.0        100.0      100.0       100.0

Operating costs and expenses:
     Cost of product sales              9.3          8.5        9.4         9.4
     Operating and selling             68.5         68.8       70.6        68.3
     General and administrative         5.8          5.1        6.3         5.2
     Amortization of intangibles        2.0          2.9        2.2         2.5
                                       ----         ----       ----         ---
                                       85.6         85.3       88.5        85.4

Operating income                       14.4         14.7       11.5        14.6
Nonoperating income (expense), net     (1.6)         1.8       (1.3)        0.8
                                       -----        ----       ----         ---
Income before income taxes             12.8         16.5       10.2        15.4
Income taxes                            5.1          6.1        4.0         5.7
                                       ----         ----       ----        ----
Net income                              7.7%        10.4%       6.2%        9.7%
                                       ====         ====       ====       =====



Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenue

Revenue increased $36.4 million, or 93%, to $75.7 million for the three months ended September 30, 1996, compared to $39.3 million in the third quarter of the prior year. The increase in revenue was primarily the result of new store expansion. During the three months ended September 30, 1996, the Company increased the number of superstores operated by 71, ending the period with 453 superstores, compared to 239 superstores at the end of the corresponding period in 1995. Comparable store revenue increased 6%.

Product sales as a percentage of total revenue increased to 15.5% for the third quarter of 1996 compared to 15.0% for the third quarter of 1995.

The Company's pricing of videocassette rentals and merchandise for sale has not changed significantly compared to the third quarter of 1995.

Operating Costs and Expenses:

Cost of Product Sales

The cost of product sales increased slightly to 9.3% of total revenue for the third quarter of 1996 compared to 8.5% for the third quarter of 1995. The cost of product sales as a percentage of product sales increased from 57.0% to 60.0% for the three months ended September 30, 1995 and 1996, respectively. The gross margin on product sales has decreased as the Company has de-emphasized the sale of certain high gross margin movie accessories. The Company believes the operating costs associated with maintaining those products offset the higher gross margins they generated.

Operating and Selling

Operating expenses, which principally consist of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, decreased slightly as a percentage of total revenue to 68.5% for the third quarter of 1996, compared to 68.8% for the same period last year. Depreciation expense combined with rental revenue sharing costs was 27.7% of total revenue for the third quarter of 1996 compared to 27.5% for the same period in 1995.

General and Administrative

General and administrative expenses increased from $2.0 million, or 5.1% of total revenue, for the three months ended September 30, 1995 to $4.4 million, or 5.8% of total revenue, for the three months ended September 30, 1996. The percentage increase is primarily attributable to the initial investment associated with establishing and staffing new regional zone offices.

Amortization of Intangibles

Amortization of intangibles increased from $1.1 million, or 2.9% of total revenue, for the three months ended September 30, 1995 to $1.5 million, or 2.0% of total revenue, for the three months ended September 30, 1996. The dollar increase was primarily attributable to the inclusion of the amortization of intangible assets arising from the Video Watch acquisition for a full quarter in 1996, while only partially included in the third quarter of 1995.

Nonoperating Income (Expense), Net

Net nonoperating income (expense) decreased from $700,000 for the three months ended September 30, 1995 to ($1.2 million) for the three months ended September 30, 1996. This change was primarily attributable to the Company's higher level of borrowing under its revolving line of credit for the third quarter of 1996 compared to the third quarter of 1995.

Income Taxes

The Company's effective tax rate increased from 36.8% of income before income taxes for the three months ended September 30, 1995 to 40.0% for the three months ended September 30, 1996 due to higher federal and state tax rates in 1996.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenue

Revenue for the nine months ended September 30, 1996 increased $109.2 million, or 114.4%, to $204.7 million compared to $95.5 million for the nine months ended September 30, 1995. The increase in revenue was primarily the result of new store expansion. During the nine months ended September 30, 1996, the Company increased the number of superstores operated by 148, ending the period with 453 superstores, compared to 239 superstores at the end of the corresponding period in 1995. Comparable store revenue increased 6%.

Product sales as a percentage of total revenue were 15.5% for the nine months ended September 30, 1996 compared to 16.0% for the nine months ended September 30, 1995.

The Company's pricing of videocassette rentals and merchandise for sale has not changed significantly compared to the first nine months of 1995.

Operating Costs and Expenses:

Cost of Product Sales

The cost of product sales was unchanged at 9.4% of total revenue for the nine months ended September 30, 1996 compared to the same period of the prior year due to decreased sales of product as a percentage of total revenue offset by slightly lower gross margins. The cost of product sales as a percentage of product sales increased from 58.6% to 60.6% for the nine months ended September 30, 1995 and 1996, respectively. The gross margin on product sales has decreased as the Company has de-emphasized the sales of certain high gross margin movie accessories. The Company believes the operating costs associated with maintaining those products offset the higher gross margins that they generated.

Operating and Selling

Operating expenses, which principally consist of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, increased as a percentage of total revenue to 70.6% for the nine months ended September 30, 1996, compared to 68.4% for the nine months ended September 30, 1995.

Depreciation expense combined with rental revenue sharing costs was 28.2% of total revenue for the nine months ended September 30, 1996, compared to 29.0% for the nine months ended September 30, 1995. The decrease was due to lower revenue sharing expense and the implementation of improved budgeting procedures in the purchase of new releases for existing stores. Other operating and selling expenses increased as a percentage of total revenue primarily due to lower average revenue per store, resulting from the addition during 1995 and the first nine months of 1996 of a large number of new and acquired stores which have lower revenue per store than mature Hollywood Video stores.

General and Administrative

General and administrative expenses increased from $4.9 million, or 5.2% of total revenue, for the nine months ended September 30, 1995 to $12.9 million, or 6.3% of total revenue, for the nine months ended September 30, 1996. The percentage increase is primarily attributable to the initial investment associated with establishing and staffing the Company's new regional zone offices.

Amortization of Intangibles

Amortization of intangibles increased from $2.3 million, or 2.5% of total revenue, for the nine months ended September 30, 1995 to $4.5 million, or 2.2% of total revenue, for the nine months ended September 30, 1996. The dollar increase was attributable to the inclusion of the amortization of intangible assets arising from the Title Wave and Video Watch acquisitions for the entire nine month period ended September 30, 1996, while only partially included in the nine months ended September 30, 1995.

Nonoperating Income (Expense), Net

Net nonoperating income (expense) decreased from $800,000 for the nine months ended September 30, 1995 to ($2.7 million) for the nine months ended September 30, 1996. This change was primarily attributable to the Company's higher level of borrowing under its revolving line of credit for the third quarter of 1996 compared to the third quarter of 1995.

Income Taxes

The Company's effective tax rate increased from 36.8% of income before income taxes for the nine months ended September 30, 1995 to 39.7% for the nine months ended September 30, 1996 due to higher federal and state tax rates in 1996 compared to 1995.

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

The Company ended the period with $5.9 million in cash and cash equivalents. Working capital as of September 30, 1996 totaled $11.2 million compared to $17.7 million at December 31, 1995. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Net cash provided by operating activities was $67.7 million for the nine months ended September 30, 1996 compared to $36.7 million for the same period last year. The increase in cash provided by operations was primarily due to higher net income from operations and higher depreciation and amortization expenses, partially offset by an increase in merchandise inventories and a decrease in accounts payable.

Cash used in investing activities was $115.7 million for the nine months ended September 30, 1996 compared to $102.4 million for the same period last year. For the nine months ended September 30, 1996, cash used in investing activities consisted primarily of purchases of videocassette rental inventory for new and existing stores totaling $75.0 million and capital expenditures totaling $42.2 million, offset by a reduction in construction and other receivables totaling $1.7 million. Capital expenditures included the costs to open new stores, remodel certain existing stores and enhance information systems.

Cash provided by financing activities for the nine months ended September 30, 1996 totaled $23.9 million and included the repurchase of all of the shares issued in connection with the Video Watch acquisition for aggregate consideration of $54.3 million. In addition, the Company repaid $7.4 million of long-term debt. Borrowings under the Company's revolving credit line were $85.0 million at September 30, 1996.

Future capital requirements consist primarily of financing the addition of new retail stores and converting certain acquired stores to the Hollywood Video name and store design, together with the possible acquisition of existing stores. The Company anticipates opening approximately 100 new stores in the final three months of 1996 and 300 new stores in 1997. Each video store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations, construction supervision and permits of approximately $500,000, excluding leasehold improvements that are customarily paid for by the property developer.

The Company has a revolving credit agreement for a working capital line of $100 million. Funds borrowed bear interest, at the Company's option, at either LIBOR or the bank's base rate plus approximately 1.25%, depending on the amount of borrowings. The Company must also pay a fee of 0.3% per annum on the available and unused portion of the credit facility. Amounts outstanding under the credit line are collaterized by substantially all the assets of the Company. The credit facility expires on December 28, 1998. As of September 30, 1996, $85.0 million was outstanding under the line. Of this amount, approximately $50 million was borrowed to fund the share repurchase described above. The availability of borrowings under the revolving credit agreement is based on the level of eligible inventory, the Company's financial performance and compliance with certain covenants and financial ratios.

The Company believes its borrowing capacity, projected cash flow from operations, cash on hand and equipment leases and trade credit provide the necessary capital to fund its announced plan of opening approximately 100 new video retail superstores in the final three months of 1996. If, however, the Company's need for funds is greater than expected or if certain of the sources identified above are unavailable to the extent anticipated, the Company will need to seek additional or alternative financing. This financing may not be available or available on terms satisfactory to the Company. Furthermore, the Company will need to obtain additional financing to achieve its planned expansion of 300 stores in 1997. Failure to obtain financing to fund the Company's expansion plans or for other purposes would have a material adverse effect on the Company.

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

Forward-Looking Statements

Certain of the information set forth above under the caption "Liquidity and Capital Resources," including with respect to the Company's planned expansion and the adequacy of its financial resources, and in Item 1 of
Part II of this Report under the caption "Legal Proceedings" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under that caption, in the immediately following paragraph, in the following section under the caption "General Economic Trends, Quarterly Results and Seasonality" and in Item 1 of Part II of this Report under the caption "Legal Proceedings."

The level of planned new store expansion represents a substantial increase over prior periods. The Company has not yet identified sites for many of these planned stores and does not yet have signed leases for most of these anticipated new stores. The Company's expansion is dependent on a number of factors, including the continued contribution of key management personnel, its ability to hire, train and assimilate management and store-level employees, the adequacy of the Company's financial resources and the Company's ability to identify new markets in which it can successfully compete, to locate suitable store sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. The Company's financial resources include cash from operations, which could be affected by industry seasonality, additional and existing competition, weather, special or unusual events and other circumstances that may effect video retailers or other retailers in construction in general. The Company's financial resources would be adversely affected by an unfavorable outcome or settlement in the pending securities litigation. The Company's expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to the Company, the maintenance of construction schedules and the speed at which local zoning and constriction permits can be obtained.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In December 1995 three complaints were filed against the Company, certain of the Company's directors and officers and certain other parties and consolidated in a single action entitled Murphy v. Hollywood Entertainment et al., case no. C95-1926-MA, United States District Court for the District of Oregon. The consolidated case is a class action encompassing persons who purchased common stock of the Company between June 20 and December 6, 1995. Plaintiffs allege violation of certain federal securities laws with respect to statements made to the public and losses allegedly sustained by plaintiffs as a result of the decline in the trading price of the Company's stock in December 1995. In May 1996 the court certified the class but dismissed the claims of plaintiffs based on violations of sections 11, 12(2) and 15 of the Securities Act of 1933. The remaining claims deal with alleged violations of the Securities Exchange Act of 1934. The trial has been tentatively scheduled for March 1997. The Company believes this suit is without merit and is vigorously defending the litigation. The Company does not believe the ultimate outcome of the litigation will have a material adverse effect on the Company.

                    HOLLYWOOD ENTERTAINMENT CORPORATION

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HOLLYWOOD ENTERTAINMENT CORPORATION
                              -----------------------------------
                                         (Registrant)



   November 14, 1996          /S/ DOUGLAS A. GORDON
------------------------      ----------------------------------------
        (Date)                            Douglas A. Gordon
                                    Senior Vice President-Finance
                             (Principal financial and accounting officer
                                          of the registrant)