Form 10-K
period 1996-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 1997-03-31
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1996
                          -----------------------------

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission file number        0-21824
                       --------------------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                  Oregon                                   93-0981138
--------------------------------------------------------------------------------
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                   identification No.)

 25600 SW Parkway Center Drive Wilsonville, OR                97070
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                                 (503) 570-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of Each Exchange
      Title of Each Class                      on Which Registered
      -------------------                      -------------------
         Common Stock                         Nasdaq National Market

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     On March 14, 1997, the registrant had 36,560,596 outstanding shares of Common Stock, and on such date, the aggregate market value of the shares of Common Stock held was $927,725,123 based upon the last sale price reported for such date on the Nasdaq National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of registrant's Proxy Statement which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1996

                       Hollywood Entertainment Corporation

                           Annual Report on Form 10-K

                          Year Ended December 31, 1996


Item                                                                        Page
----                                                                        ----

                                     PART I

1.   Business................................................................. 1
2.   Properties............................................................... 9
3.   Legal Proceedings........................................................10
4.   Submission of Matters to a Vote of Security Holders......................11
4(a) Executive Officers of the Registrant.....................................11

                                     PART II

5.   Market for Registrant's Common Stock and Related
     Stockholder Matters.................................   14
6.   Selected Financial Data..................................................15
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................17
8.   Financial Statements and Supplementary Data..............................24
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................24

                                    PART III

10.  Directors and Executive Officers of the Registrant.......................25
11.  Executive Compensation...................................................25
12.  Security Ownership of Certain Beneficial Owners and Management...........25
13.  Certain Relationships and Related Transactions...........................25

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........26

                                     PART I

Item 1.       Business

General

     Hollywood Entertainment owns and operates 551 video retail superstores in 29 states as of December 31, 1996 and is the second largest video retailer in the United States. According to video industry analyst Paul Kagan Associates, Inc., the Company operates the highest volume video stores in the country.

     Hollywood Entertainment's goal is to be a dominant national video retailer and to build a strong national brand which consumers will identify with the entertainment industry. As part of its strategy to achieve this goal, the Company has developed a store format and design that captures the bright lights, excitement and energy of the motion picture industry and enables the public to easily identify and recognize Hollywood Video superstores. Hollywood Video superstores average approximately 7,500 square feet and typically carry approximately 10,000 titles and 16,000 videocassettes, consisting of many copies of popular new releases and an extensive selection of older or "catalog" movies. Hollywood Entertainment's goal is to be the category killer in its industry, offering more copies of popular new videocassette releases and more titles than its competitors to achieve greater customer satisfaction and encourage repeat visits. Hollywood Video stores are primarily located in high traffic locations, in stand-alone buildings, at the end of shopping strips or in other highly visible locations.

     The Company opened its first video superstore in October 1988 and had grown to 25 stores in two states at the end of 1993, 113 stores in eight states at the end of 1994, 305 stores in 23 states at the end of 1995, and 551 stores in 29 states at the end of 1996. As a result, the Company's revenue increased from $17.3 million in 1993 to $302.3 million in 1996, and its pro forma net income increased from $1.5 million to $20.6 million over the same period. The Company opened 250 new stores in 1996 and intends to open at least 300 new stores in 1997.

Decentralization and Creation Of Zone Offices

     To support its larger store base and continued expansion, the Company has opened four zone offices, in Chicago, Illinois; Dallas, Texas; Portland, Oregon; and Boston, Massachusetts. Each zone now includes approximately 100 to 250 stores, and the Company believes each zone will be capable of opening 75 to 100 stores annually and of supporting the operations of 400 to 500 stores. Each zone is headed by a senior vice president of operations, who has responsibility for new store development and store operations in the zone, including recruiting, training, marketing and budgeting, and is accountable for the profitability of all stores in the zone. The Company recently hired four senior vice presidents with significant experience managing large, national chains to fill these positions. When fully implemented, the senior vice presidents will be supported by a complete team that will include a vice president of new store development, a vice president of store operations, directors of construction, recruiting and training, product and marketing, and a controller. As part of the Company's decentralization strategy, the corporate office and warehouse will provide central support to the zones, including systems, product purchasing, distribution, accounting and national marketing programs. In addition, the corporate office will continue to give final approval for all new store sites and store design and oversee quality standards and other critical elements of the Hollywood concept. The Company believes the creation of geographic zones managed from zone offices that are accountable for the profitability of the stores will allow the Company to more effectively manage its business, thereby enhancing its ability to achieve its expansion plans without compromising operating standards.

Industry Overview

     Video Retail Industry. According to Paul Kagan, total U.S. consumer spending on movies has increased from less than $3.0 billion in 1980 to approximately $27.0 billion in 1995. The U.S. videocassette rental and sales industry has grown at a compound annual growth rate of approximately 8.6%, from $9.8 billion in revenue in 1990 to $14.8 billion in 1995, and is expected to reach $18.2 billion in 2000. The video retail industry is highly fragmented and in recent years has been characterized by increased consolidation as larger "superstore" chains, video stores with at least 7,500 videocassettes, have continued to increase market share by opening new stores and acquiring smaller, local operators. According to the Video Software Dealers Association, the number of video specialty stores has decreased from 31,500 in 1990 to 27,000 in 1995, approximately 6,500 of which were "superstores," including approximately 3,180 Blockbuster stores. The Company believes this consolidation will continue as the video retail industry evolves from "mom-and-pop" stores to regional and national superstore chains.

     Movie Studio Dependence on Video Retail Industry. According to Paul Kagan, the video retail industry is the single largest source of revenue to movie studios and represented approximately $4.3 billion, or 47%, of the $9.3 billion of estimated domestic studio revenue in 1995. Of the hundreds of movies produced by the major studios each year in the U.S., relatively few are profitable for the movie studio based on box office revenue alone. The Company believes the consumer is more likely to view "non-hit" movies on rented videocassette than through any other form of distribution because video retail stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases, which includes hits (movies that are successful at the box office) and non-hits. As a result, video retail stores, including those operated by the Company, purchase on videocassette almost all new release movies produced theatrically (approximately 400 per year) regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

     Historically, movie studios have sought to generate incremental sources of revenue through the addition of new distribution channels. To maximize revenue, the studios have implemented a strategy of sequential release "windows," giving each distribution channel the rights to its movies for a limited time before making them available to the next sequential channel. The studios have determined the sequential order in which they release movies to each distribution channel based upon the order they believe will maximize their total revenue from all distribution channels combined. These distribution channels are set forth below.

     Order of Sequential Release Windows to Primary Channels of Distribution

                     o       Movie theaters
                     o       Video retail stores
                     o Pay-per-view television (including direct broadcast satellite)
                     o       Pay cable (HBO, Showtime, etc.)
                     o       Basic cable television
                     o       Network television
                     o       Syndicated television

     Trends in Video Rentals and Sales. The domestic video retail industry includes both rentals and sales. According to Paul Kagan, video rental revenue has increased from $6.6 billion in 1990 to $7.5 billion in 1995 and is expected to increase to $8.3 billion in 2000, video sales have increased from $3.2 billion in 1990 to $7.3 billion in 1995 and are expected to increase to $9.9 billion in 2000. Videocassettes released at a relatively high price, typically $60 to $65 wholesale, are generally purchased by video retail stores and promoted primarily as a rental title and then later re-released by the studios at a lower price, typically $10 to $20 wholesale, to promote sales directly to consumers. Certain high grossing box office films, generally with box office revenue in excess of $100 million, are released on videocassette at a relatively low initial price, typically $10 to $15 wholesale, and are generally purchased by video retailers, mass merchants, grocery stores and other retailers and promoted both as a rental title and for sale directly to customers. Because these videocassettes are initially priced much lower, video retailers can stock more copies of these movies for rental at a substantially lower aggregate cost. The best selling sell-through titles are usually among the leading rental titles because of the substantial advertising and awareness of these titles, and the return on investment in rental inventory for those titles is typically much higher than for comparable titles initially priced and promoted for rental.

Expansion Strategy

     The Company opened its first video superstore in October 1988 and had grown to 25 stores in Oregon and Washington by the end of 1993. In 1994 the Company significantly accelerated its store expansion program, adding 88 new stores (55 of which were acquired) and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995 the Company opened 122 new stores, acquired 70 stores and entered major new markets in the midwest, southwest, east and southeast regions of the United States. In 1996 the Company opened 250 new stores (no acquired units) and entered into 6 new states. The Company's expansion strategy is to continue to open or, to a lesser extent, acquire stores in regions where it has existing operations and to expand into new geographic regions where it believes it can become one of the dominant video retailers.

     The Company plans to open at least 300 new stores in 1997. The Company has signed leases for approximately one-half of these anticipated new stores. The Company's expansion is dependent on a number of factors, including its ability to hire, train and assimilate management and store-level employees, the adequacy of the Company's financial resources and the Company's ability to identify and successfully compete in new markets, to locate suitable store sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." The Company's expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to the Company, the maintenance of construction schedules and the speed at which local zoning and construction permits can be obtained.

     There is no assurance that the Company will be able to achieve its planned expansion or that expansion will be profitable. The Company's planned expansion, including possible growth through acquisitions, will place increasing pressure on the Company's management controls. A failure to manage successfully its planned expansion would adversely affect the Company's business. There is also no assurance that the Company's new stores will achieve sales and profitability comparable to the Company's existing stores.

Business Strategy

     The Company's goal is to create a strong national brand which consumers will identify with the entertainment industry. The Company plans to build the brand by becoming a dominant national videoretailer. The Company's business strategy includes the following key elements:

     Broad Selection and Superior Availability. The Company strives to provide its customers with the broadest selection of videocassette movies and video games. Hollywood Video superstores typically carry approximately 10,000 titles and 16,000 videocassettes and video games. The Company's goal is to be the category killer in its industry, offering more copies of popular new videocassette releases and more titles than its competitors. The Company typically purchases 35 to 95 copies of "hit" movies for each Hollywood Video store and may purchase as many as 200 copies for high volume stores.

     Exciting, Enjoyable and Convenient Shopping Experience. The Company's superstores are designed to capture the bright lights, excitement and energy of the motion picture industry. The Company focuses on creating an atmosphere that invites consumers into the store, encourages browsing and generates repeat customers. Hollywood Video stores are typically located in high traffic, high-visibility locations. The Company believes excellent customer service, a bright, clean and friendly shopping environment and convenient store locations are important to its success.

     Excellent Entertainment Value. The Company offers consumers the opportunity to rent any of its approximately 10,000 catalog movie titles for five days for only $1.50. All new release movies and video games can be rented for approximately $3.00. The Company believes movie rental in general, and its pricing structure and rental terms in particular, provide consumers convenient entertainment and excellent value. The Company is testing increased prices and may increase prices in the future.

Products

     Videocassette Rental. The Company's primary source of revenue is the rental of videocassettes. Each mature Hollywood Video superstore carries approximately 10,000 movie titles and 16,000 videocassettes. Excluding new releases, movie titles are classified into 28 categories, such as "Action," "Drama," "Family" and "Children, and are displayed alphabetically within those categories. The Company does not rent or sell adult movies in Hollywood Video superstores. The Company is committed to offering more copies of popular new releases than its competitors.

     Videocassette Sales. Hollywood Entertainment also offers new and previously viewed videocassettes for sale. The Company believes it can profit from either the rental or sale of videocassettes.

     Video Games. In addition to video rentals and sales, Hollywood Video also rents video games licensed by NintendoTM, SegaTM and SonyTM. Each mature Hollywood Video store offers between 1,200 and 4,000 video games.

     Other Products. The Company rents audio books, including abridged fiction classics and religious, self-improvement and education materials such as foreign language instruction. The Company also rents videocassette and video game players for the convenience of its customers and sells blank videocassettes, video cleaning equipment and confectionery and other items.

Hollywood Video Store Design

     Hollywood Video superstores average approximately 7,500 square feet and are substantially larger than the stores of most its competitors. The store exteriors generally feature large Hollywood Video signs and colors, which make the Company's stores easily visible to and recognizable by consumers. The interior of each store is clean and brightly lit. Hollywood video superstores are decorated with colorful neon, murals depicting popular screen stars and walls of video monitors with hi-fi audio accompaniment to create an exciting Hollywood environment. Movies in all of the Company's superstores are organized into 28 categories, and videocassettes are arranged alphabetically by title within each category to assist customers in locating the movies. New releases are prominently displayed in easily recognizable locations within the store. Videocassettes are displayed with the box cover facing the customer for ease of selection and visual impact. The Company uses wall-mounted and free-standing shelves arranged in wide aisles to provide access to products and to encourage the movement of customers throughout the store.

Site Selection

     The Company believes the selection of locations for its superstores is critical to the success of its operations. Important criteria for the location of a Hollywood Video superstore include density of local residential population, traffic count on roads immediately adjacent to the store location, visibility and accessibility of the store and availability of ample parking. The Company typically attempts to locate its stores in either stand-alone structures or at the end of a shopping strip. Within a shopping center or other retail development or area, the Company's strategy is to seek the most desirable site with respect to its selection factors. The Company typically competes for these prime sites with other retailers, including other video retailers, banks, restaurants and fast food operators.

     The Company maintains its own architectural staff and also uses outsourced architectural services. The ability of the Company to use its staff to customize its standard store design increases the Company's flexibility with respect to the type of sites that are acceptable to it, and the Company believes this flexibility gives it an advantage in competing for retail sites. All of the Company's stores are in leased premises; the Company does not own any real estate.

Marketing and Advertising

     The Company primarily has used radio and direct mail advertising. The Company frequently uses cooperative movie advertising funds made available by studios and suppliers to promote certain videocassettes. The Company intends to increase its advertising expenditures in the future.

Inventory and Information Management

     Inventory Management. Generally, inventory for existing stores is received by and maintained in each individual store. Inventory for new stores is processed and stored in the Company's warehouse in Oregon. The Company's inventory of videocassettes for rental is prepared according to uniform standards. Each new videocassette is removed from its original carton and placed in a rental case with a magnetic security device and bar coding is affixed to each videocassette.

     Management Information Systems. Hollywood Video stores use software modified and periodically updated by the Company's information systems department for use in the Company's operations. The Company maintains information, updated daily, regarding revenue, current and historical sales and rental activity, demographics of store membership and videocassette rental patterns. The Company upgraded its management information systems by the addition of a scalable Oracle-based client-server system.

     The Company maintains two distinct system areas: A point-of-sale ("POS") system and a corporate information system. All rental and sales transactions are recorded by the POS system when scanned at the time of customer checkout. Nightly, the POS system transmits each store's data into the corporate information system. The systems track products using scanned bar code information and also maintain rental history of each customer and title. This information is used to produce the reports used by the Company, including reports used in making purchasing decisions on new releases. All of the Company's stores, including all of the acquired stores, use the Company's POS system.

Competition

     The video retail industry is highly competitive. The Company competes with other local, regional and national video retail stores, including the Blockbuster Entertainment Division of Viacom, Inc. ("Blockbuster"), and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers, as well as with noncommercial sources such as libraries. According to the Video Software Dealers Association, in 1995 there were approximately 27,000 video specialty stores in the U.S., of which approximately 6,500 were video retail superstores. Some of the Company's competitors have significantly greater financial and marketing resources, market share and name recognition than the Company.

     The Company believes the principal competitive factors in the video retail industry are title selection, the number of copies of popular titles available, store location and visibility, convenience of store access and parking and, to a lesser extent, pricing. The Company's stores compete with stores operated by Blockbuster, many in very close proximity. As a result of direct competition with Blockbuster, rental pricing of videocassettes may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company. The Company believes it generally offers more titles and more copies of popular titles than the majority of its competitors. In addition to competing with other video retailers, the Company competes with all leisure-time activities, especially entertainment activities such as movies, sporting events, the Internet and network and cable television programs.

     The Company competes with cable, satellite and pay-per-view cable television systems, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite receiver or a cable converter to unscramble incoming signals. Digital compression technology and other developing technologies are expected eventually to permit cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day on demand. Certain cable and other telecommunications companies have tested and are continuing to test movie on demand services in some markets. The Company believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores represents the studios' largest source of revenue. In addition, home video provides the only viable source of revenue on "non-hit" or "B-title" movies which make up the majority of movies produced by the major studios each year. As a result, the Company believes movie studios will continue to make movie titles available to cable television or other distribution channels only after revenues have been derived from the sale of videocassettes to video stores. In addition, the Company believes substantial technological developments will be necessary to allow pay-per-view television to match the viewing convenience and selection available through video rental, and substantial capital expenditures will be necessary to implement these systems. Although the Company does not believe cable television or other distribution channels represent a near-term competitive threat to its business, technological advances or changes in the manner in which movies are marketed, including in particular the earlier release of movie titles to pay-per-view, including direct broadcast satellite (DBS), cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on the business of the Company.

Seasonality

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

Employees

     As of December 31, 1996, the Company had approximately 10,150 employees, of which 9,500 were in the retail stores and the remainder in the Company's corporate administrative, zone office and warehousing operations. None of the Company's employees are covered by collective bargaining agreements and employee relations are considered to be excellent.

Service Mark

     The Company owns United States federal registrations for its service marks "Hollywood Video" and "Hollywood Video Superstores". The Company considers its service mark important to its continued success.

Item 2.       Properties

Store Locations

As of December 31, 1996, the Company's stores by location are as follows:

           California.......................................... 120
           Texas...............................................  78
           Michigan............................................  41
           Washington..........................................  30
           Oregon..............................................  28
           Ohio................................................  28
           Minnesota...........................................  22
           Arizona.............................................  22
           Illinois............................................  22
           Virginia............................................  14
           Indiana.............................................  14
           Georgia.............................................  14
           Utah................................................  13
           Wisconsin...........................................  12
           Tennessee...........................................  12
           Pennsylvania........................................  12
           Missouri............................................  10
           Oklahoma............................................   9
           Colorado............................................   8
           Maryland............................................   8
           Nevada..............................................   6
           Kansas..............................................   6
           North Carolina......................................   6
           Nebraska............................................   4
           New Mexico..........................................   3
           Iowa................................................   3
           Kentucky............................................   3
           Arkansas............................................   1
           Louisiana...........................................   1
           District of Columbia................................   1
                                                                ---
                                                                551
                                                                ===

     All of the Company's stores are located in leased premises with an initial lease term of five to 15 years and options to renew for between five and 15 additional years. Most of the store leases are "triple net," requiring the Company to pay all taxes, insurance and common area maintenance expenses associated with the properties.

     The Company's corporate headquarters and warehouse facility is located in Wilsonville, Oregon and consists of approximately 170,000 square feet of leased space.

Item 3.       Legal Proceedings

     In December 1995 three complaints were filed against the Company, certain of the Company's directors and officers and certain other parties and consolidated in a single action entitled Murphy v. Hollywood Entertainment Corporation et al., case no. C95-1926-MA, U.S. District Court for the District of Oregon. The consolidated case is a class action encompassing persons who purchased common stock of the Company between June 20 through December 6, 1995. The plaintiffs alleged violation of certain federal securities laws with respect to statements made to the public and losses allegedly suffered by plaintiffs as a result of the decline in the trading price of the Company's stock. In May 1996 the court certified the class but dismissed claims based on violations of sections 11, 12(2) and 15 of the Securities Act of 1933. The remaining claims dealt with alleged violations of the Securities Exchange Act of 1934. Prior to trial, the parties reached a settlement, which is subject to court approval. The settlement consists of warrants valued at $9 million to purchase Hollywood common stock and $6 million in cash. It is anticipated that the warrants will be issued on or about August 31, 1997, will expire on August 31, 1998, and will have an exercise price of approximately $5 per share in excess of the Company's Common Stock price at the time of issuance. The Company may, however, at its option reduce the spread between the stock price and the exercise price and/or lengthen the exercise period so long as the value of the warrants remains at $9 million on the date of issuance. The Company agreed to the settlement to avoid further litigation expense and inconvenience and to put an end to all controversy and claims related to the subject of litigation. In the proposed settlement, the Company has specifically disclaimed and denied any liability or wrongdoing and that any person has suffered any harm or damage as a result of any of the matters alleged in the litigation.

Item 4.       Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 4(a)     Executive Officers Of The Registrant.

     The following table sets forth information with respect to the Company's executive officers as of the date of this document.

Name                   Age     Positions with the Company
----                   ---     --------------------------
Mark J. Wattles         36     Chairman of the Board, President and Chief
                               Executive Officer

F. Mark  Wolfinger      41     Chief Financial Officer

Donald J. Ekman         44     Senior Vice President, General Counsel, Secretary
                               and Director

Max G. Fratto           53     Executive Vice President of Store Operations

James O. George         49     Executive Vice President of Product and Marketing

F. Bruce Giesbrecht     36     Senior Vice President of Product Management

Douglas A. Gordon       29     Senior Vice President of Finance

Glen E. Hahn            44     Senior Vice President of Operations

John R. Hnanicek        32     Senior Vice President of Information Systems

Dale A. Naftzger        51     Senior Vice President of Operations (Western
                               Zone)

Roger J. Osbourne       44     Senior Vice President of Operations (Northeast
                               Zone)

William M. Spae         44     Senior Vice President of Operations (Southern
                               Zone)

William P. Zebe         38     Senior Vice President of Development

     Mark J. Wattles founded the Company in June 1988 and has served as Chairman of the Board, President and Chief Executive Officer since that time. In May 1986 Mr. Wattles founded Convenience Video Movies, Inc., a videocassette distributor that operated video rental centers in approximately 300 convenience stores throughout the country, and served as its Chief Executive Officer until November 1987. Mr. Wattles founded Downtown Video, a two-store video rental company, in 1985 and served as its general manager until 1986.

     F. Mark Wolfinger became Chief Financial Officer of the Company in January 1997. Mr. Wolfinger joined the Company from Metromedia Restaurant Group, which owns, operates and franchises multiple nationwide restaurant chains. Prior to joining Metromedia as Chief Financial Officer, Mr. Wolfinger was with Grand Metropolitan, PLC where he served in various capacities, including Chief Financial Officer of Pearle Vision, Vice President and Group Controller of Grand Met and Vice President for Burger King.

     Donald J. Ekman became a director of the Company in July 1993 and became Vice President and General Counsel in March 1994. Mr. Ekman was a partner in Ekman & Bowersox from January 1992 until March 1994, and from August 1990 until December 1991 he practiced law with Foster Pepper & Shefelman.

     Max G. Fratto joined the Company as Executive Vice President of Store Operations in May 1994. From 1991 to 1994 Mr. Fratto was a partner in Wallpaper Warehouse of Idaho, a small retail chain. From 1986 to 1991 he served as Vice President of W.N.S., Inc., a retail holding company, where he was responsible for the Wallpapers to Go division. Prior to his employment with W.N.S., Mr. Fratto was Vice President of Store Operations for several General Mills, Inc. specialty retailing companies.

     James O. George joined the Company in October 1995 as Executive Vice President of Product and Marketing. Previously, Mr. George was employed by Blockbuster Entertainment for eight years. Most recently, Mr. George served as Zone Vice President, where he managed the operations of over 450 Blockbuster stores.

     F. Bruce Giesbrecht was named Senior Vice President - Product Management in January 1996 and joined the Company in May 1993 as Vice President of Corporate Information Systems and Chief Information Officer. Mr. Giesbrecht was a founder of RamSoft, Inc., a software development company specializing in management systems for the video industry, and served as its President.

     Douglas A. Gordon was named Senior Vice President - Finance in November 1995 and joined the Company as Vice President of Strategic Analysis and Forecasting in May 1995. From September 1991 to May 1995, Mr. Gordon worked for Montgomery Securities as a Vice President and senior analyst covering the entertainment and retail industries.

     Glen E. Hahn joined the Company in April 1996 as Senior Vice President of Operations (Central Zone). From 1993 to 1996 Mr. Hahn was Senior Vice President
- Director of Stores for Fayva/Parade of Shoes (a specialty retail footwear division of J. Baker), overseeing approximately 400 stores. From 1979 to 1993 Mr. Hahn worked for Payless Shoesource (a division of May Department Stores) in various capacities. From 1987 to 1993 Mr. Hahn worked as Division Operations Manager for Payless Shoesource, overseeing the development of nearly 200 new stores during this period and the overall operations of approximately 580 specialty retail footwear stores at the time of his departure.

     John R. Hnanicek joined the Company in October 1996 as Senior Vice President of Information Systems. From March 1996 to October 1996 Mr. Hnanicek was Chief Information Officer for HomePlace, a privately owned home furnishings speciality retailer, operating 37 stores at the time of his departure. From July 1995 to February 1996 Mr. Hnanicek was Chief Information Officer for Communicate! Powerstores, Inc., a start-up communications superstore. From 1990 to 1995, Mr. Hnanicek worked for OfficeMax, Inc., in various capacities, including most recently as Senior Vice President - Information Systems and Logistics.

     Dale A. Naftzger joined the Company in April 1996 as Senior Vice President of Operations (Western Zone). From May 1995 to November 1995, Mr. Naftzger was Chief Operating Officer of Caribou Coffee Company, a privately owned speciality coffee retailer with approximately 40 company-owned units. From 1994 to 1995 Mr. Naftzger was President and Chief Executive Officer of Chop Chop Chinese to You, a venture capital financed Chinese food delivery business, operating 40 units and three distribution centers at the time of his departure. From 1992 to 1994 Mr. Naftzger was Senior Vice President - Operations for Checkers Drive-In Restaurants, overseeing all 248 company-owned and 200 franchised units. From 1987 to 1992 Mr. Naftzger worked for Taco Bell Corporation as Zone Vice President, overseeing the development of approximately 100 new units and the overall operations of approximately 350 units. From 1980 to 1987 Mr. Naftzger worked for Wendy's International, Inc. in various capacities, including as Zone Vice President-Operations, overseeing more than 500 company-owned and 400 franchised units at the time of his departure.

     Roger J. Osbourne joined the Company in December 1996 as Senior Vice President of Operations (Northeast Zone). From January 1995 to December 1996, Mr. Osbourne was Senior Vice President/Director of Stores for J. Baker, Inc., overseeing approximately 1,100 stores. From October 1988 to January 1995, Mr. Osbourne was Senior Vice President/Director of Stores for Pic 'n Pay Stores, Inc., a subsidiary of Bata Shoe Company, where he was responsible for approximately 1,000 stores.

     William M. Spae joined the Company in July 1996 as Senior Vice President of Operations (Southern Zone). From 1991 to June 1996 Mr. Spae worked for Wendy's International as Divisional Vice President, overseeing the development of approximately 130 new units during this period and the overall operations of more than 100 company-owned and 150 franchised units at the time of his departure. From 1987 to 1991 Mr. Spae was a Zone Vice President for Taco Bell Corporation, overseeing more than 160 company-owned and approximately 100 franchised units.

     William P. Zebe was named Senior Vice President - Development in January 1996 and joined the Company as National Vice President of Real Estate in May 1994. Mr. Zebe previously worked from June 1993 to April 1994 as the Real Estate Manager for the Western Zone for Blockbuster Video, Blockbuster Music and Blockbuster franchisee-owned Discovery Zone. From 1992 to May 1993 Mr. Zebe was a Real Estate Representative for Blockbuster.

                                     PART II

Item 5.       Market for Registrant's Common Stock and Related
              Stockholder Matters

     The Company's common stock is traded on the Nasdaq National Market under the symbol "HLYW". The following table sets forth the quarterly high and low last sale prices per share, as reported on the Nasdaq National Market, adjusted for two stock splits through December 31, 1996.

                                        1996                               1995
                                        ----                               ----
                                 High             Low              High              Low
                               ------          ------            ------           ------
     First Quarter             $13.88          $ 6.50            $18.25           $11.25
     Second Quarter             18.13           13.31             23.13            15.00
     Third Quarter              21.75           11.88             35.00            19.00
     Fourth Quarter             22.44           17.88             28.63             7.38

     As of December 31, 1996, there were 195 holders of record of the Company's common stock. The Company has not paid any cash dividends on its common stock since its initial public offering in July 1993 and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors.

Item 6.       Selected Financial Data

     The following selected financial data have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                                                                      Year Ended December 31,
                                               ---------------------------------------------------------------------
                                                      1996           1995           1994          1993          1992
                                                      ----           ----           ----          ----          ----
Statement of Operations Data:                        (In thousands, except per share and other operating data)
    Revenue:
       Rental                                  $   252,625    $   123,894    $    61,941    $   15,267    $    9,762
       Product sales                                49,717         25,536         11,347         2,072         1,282
                                               -----------    -----------    -----------    ----------    ----------
                                               $   302,342    $   149,430    $    73,288    $   17,339    $   11,044
                                               ===========    ===========    ===========    ==========    ==========
    Operating income                           $    38,418    $    17,537    $    12,610    $    3,643    $    2,270
                                               ===========    ===========    ===========    ==========    ==========
    Income before cumulative effect of a
       change in accounting principle (1)      $    20,630    $    11,786    $     8,143    $    2,146    $    1,177
    Cumulative effect of a change in
       accounting principle (2)                         --         (2,560)            --            --            --
                                               -----------    -----------    -----------    ----------    ----------
    Net income (1)                             $    20,630    $     9,226    $     8,143    $    2,146    $    1,177
                                               ===========    ===========    ===========    ==========    ==========
    Earnings per common and common
      equivalent share (3):
       Earnings before cumulative effect
       of a change in accounting principle     $      0.59    $      0.36    $      0.32    $     0.14    $     0.09
       Cumulative effect of a change in
       accounting principle                             --          (0.08)            --            --            --
                                               -----------    -----------    -----------    ----------    ----------
    Net income                                 $      0.59    $      0.28    $      0.32    $     0.14    $     0.09
                                               ===========    ===========    ===========    ==========    ==========
    Pro forma amounts assuming the new
      accounting principle were applied
      retroactively (2):
       Net income                              $    20,630    $    11,786    $     6,277    $    1,507    $      892
       Net income per share                    $      0.59    $      0.36    $      0.25    $     0.10    $     0.07

Operating Data:
    Number of stores at end of period                  551            305            113            25            15
    Comparable store revenue increase (4)                7%             1%             7%           16%           27%

Balance Sheet Data:
    Working capital                            $     6,393    $    17,733    $    27,738    $    5,025    ($   1,179)
    Total assets                                   449,783        334,660        142,861        22,791         7,475
    Long-term debt (including
      current portion)                              82,361          7,971          3,505         2,399         1,873
    Mandatorily redeemable common stock                 --         54,250             --            --            --
    Shareholders' equity                           274,703        217,783        110,765        13,303         2,282

------------

(1) Income before cumulative effect of a change in accounting principle and net income for 1993 and 1992 include pro forma income tax adjustments to reflect taxation of the Company as a C corporation rather than an S corporation.

(2) Effective January 1, 1995, the Company changed its method of amortizing the cost of videocassette rental inventory as discussed in Note 2 of Notes to Consolidated Financial Statements. The change in amortization method resulted in a charge to earnings in 1995 totaling $2.6 million representing the cumulative effect as of January 1, 1995 if the new method had been applied retroactively to all videocassettes in service as of such date. The pro forma amounts shown herein reflect the impact to net income had the new amortization method been in effect as of the beginning of each of the periods presented.

(3) Earnings per share are based on the weighted average shares outstanding during the period after giving effect to all stock splits through December
     31, 1996.

(4) A store becomes comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after the retrofit is completed.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Hollywood Entertainment opened its first video superstore in October 1988 and had expanded to 551 superstores in 29 states as of the end of 1996. The Company's revenue growth has been accomplished through a combination of new store openings, strategic acquisitions and, to a lesser extent, comparable store revenue increases Store activity for the last three years is summarized as follows:

                                Video Superstores
                     Open
                  Beginning                                         Open End
                  of Period     Opened     Closed     Acquired     of Period
                  ---------     ------     ------     --------     ---------
     1994             25           33         0          55           113
     1995            113          122         0          70           305
     1996            305          250         4           0           551

     The Company plans to open at least 300 stores during 1997. The Company's results are impacted by the timing of and costs incurred in connection with new store openings. New Hollywood Video stores typically experience lower sales volume in the first year of operation than do mature stores. Because a portion of store-level operating expenses is fixed, new stores generally have lower operating margins in their first year of operation. In addition, pre-opening expenses are charged to earnings in the first full month of a store's operation. Therefore, the addition of a significant number of new stores to the Company's existing store base has had and is expected to continue to have an adverse impact on the Company's operating margins.

Forward-Looking Statements

     The information set forth in this report in Item 1- Business under the captions "Expansion Strategy" and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 - Business under the captions "Expansion Strategy," "Competition," and "Legal Proceedings" and in
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Liquidity and Capital Resources" and "General Economic Trends, Quarterly Results and Seasonality".

Results of Operations

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of total revenue; (ii) the percentage change from the same period of the prior year in such selected statement of operations data, and (iii) the number of stores open at the end of each such period.

                                                                                       Percentage Change in Dollar
                                                Year Ended December 31,                       Amounts From
                                        ---------------------------------------       -----------------------------
                                            1996         1995          1994            1995 to 1996    1994 to 1995
                                        ------------  -----------   -----------       -------------   -------------
Revenue
    Rental income                              83.6%        82.9%         84.5%            104%            100%
    Product sales                              16.4         17.1          15.5              95             125
                                        ------------  -----------   -----------
                                              100.0        100.0         100.0             102             104
                                        ------------  -----------   -----------
Operating costs and expenses:
    Cost of product sales                      10.2          9.9           9.9             108             104
    Operating and selling                      69.1         70.6          64.6              98             123
    General and administrative                  6.0          5.3           6.0             131              79
    Amortization of intangibles                 2.0          2.5           2.3              60             123
                                        ------------  -----------   -----------
                                               87.3         88.3          82.8
                                        ------------  -----------   -----------
Operating income                               12.7         11.7          17.2             119              39
Interest (expense) income, net                 (1.4)         0.8          (0.2)            N/A             N/A
                                        ------------  -----------   -----------
Income before income taxes and
   cumulative effect of a change in
   accounting principle                        11.3         12.5          17.0              84              49
Income taxes                                    4.5          4.6           5.9              99              58
                                        ------------  -----------   -----------
Income before cumulative effect
   of a change in accounting principle          6.8          7.9          11.1              75              45
Cumulative effect of a change in
accounting principle (1)                         --         (1.7)           --              N/A             N/A
                                        ------------  -----------   -----------
Net income                                      6.8%         6.2%         11.1%            124              13
                                        ============  ===========   ===========
Pro forma net income assuming new
  accounting principle is applied
  retroactively (1)                             6.8%         7.9%          8.6%             75              88
                                        ============  ===========   ===========
Number of stores at end of period               551          305           113

-----------

(1) Effective January 1, 1995, the Company changed its method of amortizing the cost of videocassette rental inventory as discussed in Note 2 of Notes to Consolidated Financial Statements. The change in amortization method resulted in a charge to earnings in 1995 totaling $2.6 million, representing the cumulative effect as of January 1, 1995 as if the new method had been applied retroactively to all videocassettes in service as of that date. The pro forma amounts shown herein reflect the impact to net income had the new amortization method been in effect as of the beginning of each of the periods presented. As a result, pro forma results for 1995 do not include the charge of $2.6 million.

1996 Compared to 1995

Revenue

     Revenue for 1996 increased $152.9 million, or 102%, to $302.3 million compared to $149.4 million for 1995. The increase in revenue was primarily the result of new store expansion. During 1996, the Company increased the number of superstores operated by 246, ending the period with 551 superstores, compared to 305 superstores at the end of 1995. Comparable store revenue increased 7% for 1996.

     Product sales as a percentage of total revenue decreased to 16.4% for 1996 from 17.1% for 1995. Product sales have decreased as the Company has de-emphasized the sale of certain movie accessories.

Operating Costs and Expenses

Cost of Product Sales

     The cost of product sales as a percentage of product sales increased from 57.8% for 1995 to 61.8% for 1996. The gross margin on product sales has decreased as the Company has de-emphasized the sale of certain high gross margin movie accessories. The Company believes the operating costs associated with maintaining those products offset the higher gross margins that they generated.

Operating and Selling

     Operating expenses, which principally consist of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, decreased as a percentage of total revenue to 69.1% for 1996, compared to 70.6% for 1995.

     Depreciation expense combined with rental revenue sharing costs was 27.0% of total revenue for 1996, compared to 29.6% for 1995. The decrease was due to lower revenue sharing expense and the implementation of improved budgeting procedures in the purchase of new releases for existing stores. Other operating and selling expenses increased as a percentage of total revenue primarily due to lower average revenue per store, resulting from the addition during 1995 and 1996 of a large number of new stores, which have lower revenue per store than mature Hollywood Video stores.

General and Administrative

     General and administrative expenses increased from $7.9 million, or 5.3% of total revenue, for 1995 to $18.3 million, or 6.0% of total revenue, for 1996. The percentage increase is primarily attributable to the cost associated with establishing and staffing the Company's new regional zone offices.

Amortization of Intangibles

     Amortization of intangibles increased from $3.8 million, or 2.5% of total revenue, for 1995 to $6.0 million, or 2.0% of total revenue, for 1996. The dollar increase in 1996 was attributable to the inclusion of the amortization of intangible assets arising from the Title Wave and Video Watch acquisitions for the year, while only partially included in 1995.

Interest (Expense) Income, Net

     Net interest (expense) income decreased from $1.1 million for 1995 to ($4.1 million) for 1996. This change was primarily attributable to the Company's higher level of borrowing under its revolving line of credit and a decrease in interest earned on cash investments for 1996 compared to 1995.

Income Taxes

     The Company's effective tax rate increased from 36.8% of income before income taxes for 1995 to 39.8% for 1996 due to increased operations in states with higher income tax rates in 1996 compared to 1995 and a decrease in tax exempt interest income.

1995 Compared to 1994

Revenue

     Revenue for 1995 increased $76.1 million, or 104%, to $149.4 million from $73.3 million for 1994. Comparable store revenue increased 1%. During the year, the Company opened 122 new stores and acquired 70 stores, including 42 stores purchased in August 1995 operating under the name "Video Watch" and 12 stores purchased during March 1995 from Title Wave Stores, Inc.

     The Company believes comparable store revenue was negatively impacted by lower revenues from the rental and sale of video games, lower revenues at stores acquired during 1994 prior to conversion to the Hollywood Video name and store design and an uneven and therefore less favorable distribution of new release "hit" movies during 1995 compared to 1994.

     Product sales as a percentage of total revenue increased to 17.1% for 1995 compared to 15.5% during 1994. The increase in product sales as a percentage of revenue was due to improved merchandising techniques and higher per store product inventory levels.

     The Company's pricing of video cassettes for rental and for sale merchandise did not change significantly compared to 1994.

Operating Costs and Expenses:

Cost of Product Sales

     The cost of product sales decreased as a percentage of product sales from 63.9% in 1994 to 57.8% for 1995. The gross margin on product sales increased in 1995 compared to 1994 due to expanded offerings of merchandise with higher gross margins.

Operating and Selling

     Operating and selling expenses, which consist of all store expenses including payroll, occupancy, advertising, depreciation and rental revenue sharing expense, increased as a percentage of total revenue to 70.6% in 1995 compared to 64.6% in 1994. Operating and selling expenses increased as a percentage of total revenue primarily due to lower average revenue per store, resulting primarily from the addition during 1995 of a large number of new and acquired stores which have lower revenue per store than mature Hollywood Video stores.

     Depreciation expense combined with rental revenue sharing expense was 29.6% of total revenue in 1995 compared to 27.9% in 1994. The increase was primarily due to a change in the Company's method of depreciating videocassette rental inventory effective January 1, 1995.

General and Administrative

     General and administrative expenses, which principally consist of corporate overhead, decreased from 6.0% of total revenue for 1994 to 5.3% for 1995. The decrease in expenses as a percentage of revenue was due to the Company's ability to increase revenue without proportionally increasing corporate overhead expenses.

Amortization of Intangibles

     Amortization of intangibles increased from $1.7 million, or 2.3% of total revenue, during 1994 to $3.8 million, or 2.5% of total revenue, during 1995. The dollar increase was primarily attributable to the amortization of intangible assets arising from the Title Wave, Video Watch and other store acquisitions in 1995.

Interest (Expense) Income, Net

     Net interest expense was $0.1 million, or 0.2% of total revenue, in 1994 while net interest income was $1.1 million, or 0.8% of total revenue, in 1995. The change in net interest was primarily due to the receipt of the net proceeds of the Company's public stock offering completed in July 1995, resulting in a decrease in average debt outstanding and an increase in interest earned on cash investments.

Income Taxes

     The Company's effective tax rate for 1995 was 36.8%, compared to 34.9% in 1994. The increase in 1995 was due to a higher federal statutory rate and a higher aggregate state tax rate, partially offset by higher tax exempt interest income.

Liquidity and Capital Resources

     The Company's principal capital requirements are for opening new stores, the purchase of rental inventory and the possible acquisition of existing stores. The Company has funded its operations primarily through cash from operations, the proceeds of five public offerings, loans under the Company's revolving bank line of credit, trade credit and equipment leases.

     At December 31, 1996, the Company had cash and cash equivalents of approximately $12.8 million and working capital of $6.4 million. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

     Net cash provided by operating activities was $125.4 million for 1996 compared to $68.7 million for 1995. The increase in cash provided by operations was primarily due to higher net income from operations and higher depreciation and amortization expenses, partially offset by an increase in merchandise inventories.

     Cash used in investing activities was $198.7 million for 1996 compared to $168.9 million for 1995. For 1996, cash used in investing activities consisted primarily of net purchases of videocassette rental inventory for new and existing stores totaling $124.3 million and capital expenditures and related increase in landlord receivables totaling $73.7 million. Capital expenditures included the costs to open new stores, remodel certain existing stores and enhance information systems.

     Cash provided by financing activities for 1996 totaled $56.2 million and included a cash reduction due to the repurchase of all of the shares issued in connection with the Video Watch acquisition for aggregate consideration of $54.3 million, the repayment of $7.6 million of long-term debt, borrowings on the line of credit of $82.0 million, and net proceeds from the Company's fifth equity offering of $34.7 million.

     Future capital requirements consist primarily of financing the addition of new retail stores and converting certain acquired stores to the Hollywood Video name and store design, together with the possible acquisition of existing stores. The Company anticipates opening at least 300 new stores in 1997. Each video store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations, construction supervision and permits, of approximately $500,000, excluding leasehold improvements that are customarily paid for by the property developer.

     At December 31, 1996, the Company had a $100 million revolving credit agreement with a syndicate of banks. In January 1997 the Company replaced its existing revolving credit agreement with a new $150 million revolving credit agreement. Under the new agreement funds borrowed bear interest, at the Company's option, at IBOR or the bank's base rate, plus approximately 1.25%, depending on the amount of borrowings. The Company must also pay a fee of 0.3% per annum on the available and unused portion of the credit facility. Amounts outstanding under the credit line are collateralized by substantially all the assets of the Company. The availability of borrowings under the revolving credit agreement is based on the level of eligible inventory, the Company's financial performance and compliance with certain covenants and financial ratios. The credit line expires on December 28, 1998. As of December 31, 1996, $82.0 million was outstanding under the revolving credit agreement that was in place at that time. Of this amount, approximately $50.0 million was borrowed to fund the share repurchase. (See Note 3).

     The Company believes the net proceeds from its December 1996 public offering, its recently increased borrowing capacity, projected cash flow from operations, cash on hand and equipment leases and trade credit will provide the necessary capital to fund the opening of approximately 300 new video retail superstores in 1997.

General Economic Trends, Quarterly Results and Seasonality

     The Company anticipates that its business will be affected by general economic and other consumer trends. Future operating results may be affected by various factors, including variations in the number and timing of new store openings, the performance of new or acquired stores, the quality and number of new release titles available for rental and sale, the expense associated with the acquisition of new release titles, additional and existing competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general. In addition, any concentration of new store openings and the related new store pre-opening costs and other expenses associated with the opening of new stores near the end of a fiscal quarter could have an adverse effect on the financial results for that quarter and could, in certain circumstances, lead to fluctuations in quarterly financial results.

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change in Daylight Savings Time and due to improved weather, and in September and October, due in part to the start of school and the introduction of new television programs. The Company believes these seasonality trends will continue.

Item 8.       Financial Statements and Supplementary Data

     Incorporated by reference to Item 14 of this report on Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Information with respect to this item has been previously reported in the Company's Current Report on Form 8-K dated December 13, 1995 (and Amendment No. 1 thereto on Form 8-K/A).

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

     Information with respect to directors of the Company is hereby incorporated by reference from the Company's definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for its 1997 annual meeting of shareholders (the "1997 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of the Company's fiscal year ended December 31, 1996. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report.

Item 11.      Executive Compensation

     Information required by this Item 11 is hereby incorporated by reference from the 1997 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item 12 is hereby incorporated by reference from the 1997 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions

     Information required by this Item 13 is hereby incorporated by reference from the 1997 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Listed below are all financial statements, notes, schedules and exhibits filed as part of this Annual Report on Form 10-K:

     (a)(1), (2) Financial Statements

          The following financial statements of the Registrant, together with the Independent Auditors' Report dated February 20, 1997, except as to
          Note 11, which is as of March 15, 1997, on pages F-1 to F-23 of this report on Form 10-K are filed herewith:

          (i) Financial Statements

          Independent Accountants' Reports

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          (ii) Financial Schedules

          All financial schedules are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.

     (a)(3) Exhibits

          The following exhibits are filed with or incorporated by reference into this Annual Report:

     Exhibit
     Number                           Description
     ------                           -----------

       3.1    1993 Restated Articles of Incorporation. (1)

       3.2    Bylaws. (1)

       4.1 Rights of Security Holders - See Article II of Exhibit 3.1 and Articles I and V of Exhibit 3.2.

      10.1    1993 Stock Incentive Plan, as amended. (2)

      10.2    Employment Agreement of Mark J. Wattles, dated February 1, 1994.
              (3)

      10.3 Tax Indemnification Agreement dated as of February 3, 1994 between the Registrant and Mark J. Wattles and Scott D. South. (2)

      10.4 Amended and Restated Revolving Credit Agreement, dated February 12, 1997, among the Registrant and a syndicate of banks led by Bank of America National Trust & Savings Association. (5)

      10.5 Purchase and Sale Agreement, dated July 27, 1995, among the Registrant, Video Watch Inc., Ray Sumon and Mahmood Sohrabi. (4)

      23.1    Consent of Price Waterhouse LLP (5)

      23.2    Consent of Coopers & Lybrand L.L.P. (5)

-------------

(1) Incorporated by reference to the Registration Statement on Form S-1 of the Company (File No. 33-63042).

(2) Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

(3) Incorporated by reference to the Registration Statement on Form S-1 of the Company (File No. 33-73966).

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 1995.

(5)  Filed herewith.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company in the three months ended December 31, 1996.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Hollywood Entertainment Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 of the consolidated financial statements, the Company changed its amortization method for videocassette rental inventory.




PRICE WATERHOUSE LLP

Portland, Oregon
February 20, 1997, except as to Note 11, which is dated as of March 15, 1997

Report of Independent Accountants



To the Board of Directors and Shareholders
Hollywood Entertainment Corporation

We have audited the accompanying statements of income, changes in shareholders' equity and cash flows of Hollywood Entertainment Corporation for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of income, changes in shareholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of income, changes in shareholders' equity, and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of income, changes in shareholders' equity and cash flows. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hollywood Entertainment Corporation for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                       COOPERS & LYBRAND L.L.P.


Portland, Oregon
February 14, 1995 except for Note 3
as to which the date is March 29, 1995

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              December 31,
                                                                 --------------------------------------
                                                                     1996                     1995
                                                                 -------------            -------------
ASSETS

Current assets:
     Cash and cash equivalents                                         $12,849                  $29,980
     Construction and other receivables                                 25,785                   16,154
     Merchandise inventories                                            45,255                   25,991
     Prepaid expenses and other current assets                           3,232                    1,555
                                                                 -------------            -------------
          Total current assets                                          87,121                   73,680

Videocassette rental inventory, net                                    144,264                   86,889
Property and equipment, net                                            115,812                   65,958
Excess of cost over net assets acquired, net                            99,229                  104,679
Deferred income taxes                                                      783                    1,345
Other assets                                                             2,574                    2,109
                                                                 -------------            -------------
          Total assets                                                $449,783                 $334,660
                                                                 =============            =============

LIABILITIES, MANDATORILY REDEEMABLE COMMON
  STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                 $205                   $7,616
     Accounts payable                                                   67,207                   42,778
     Accrued expenses                                                   10,402                    5,553
     Income taxes payable                                                2,914                       --
                                                                 -------------            -------------
          Total current liabilities                                     80,728                   55,947

Long-term debt, excluding current maturities                               156                      355
Line of credit                                                          82,000                       --
Deferred rent and other liabilities                                      6,452                    3,369
Deferred income taxes                                                    5,744                    2,956
                                                                 -------------            -------------
                                                                       175,080                   62,627
                                                                 -------------            -------------
Commitments and contingencies (notes 9 and 11)                              --                       --

Mandatorily redeemable common stock                                         --                   54,250
                                                                 -------------            -------------
Shareholders' equity:
     Preferred stock, 25,000,000 shares authorized; no
          shares issued and outstanding                                     --                       --
     Common stock 100,000,000 shares
          authorized; 36,006,201 and 33,879,738 shares
          issued and outstanding, respectively                         238,021                  202,005
     Retained earnings                                                  38,992                   18,362
     Intangible assets, net                                             (2,310)                  (2,584)
                                                                 -------------            -------------
          Total shareholders' equity                                   274,703                  217,783
                                                                 -------------            -------------
          Total liabilities and shareholders' equity                  $449,783                 $334,660
                                                                 =============            =============


                 See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)

                                                                        Year Ended December 31,
                                                               -----------------------------------------
                                                                   1996           1995          1994
                                                               ------------    ----------    -----------
Revenue:
     Rental revenue                                            $    252,625    $  123,894    $    61,941
     Product sales                                                   49,717        25,536         11,347
                                                               ------------    ----------    -----------
                                                                    302,342       149,430         73,288
                                                               ------------    ----------    -----------
Operating costs and expenses:
     Cost of product sales                                           30,707        14,769          7,251
     Operating and selling                                          208,895       105,433         47,312
     General and administrative                                      18,302         7,916          4,419
     Amortization of intangibles                                      6,020         3,775          1,696
                                                               ------------    ----------    -----------
                                                                    263,924       131,893         60,678
                                                               ------------    ----------    -----------
Operating income                                                     38,418        17,537         12,610
                                                               ------------    ----------    -----------
Nonoperating income (expense):
     Interest income                                                    203         1,614            687
     Interest expense                                                (4,339)         (490)          (795)
                                                               ------------    ----------    -----------
                                                                     (4,136)        1,124           (108)
                                                               ------------    ----------    -----------
Income before income taxes and cumulative
     effect of a change in accounting principle                      34,282        18,661         12,502
Income taxes                                                         13,652         6,875          4,359
                                                               ------------    ----------    -----------
Income before cumulative effect of a change
     in accounting principle                                         20,630        11,786          8,143
Cumulative effect of a change in accounting
    principle (note 2)                                                   --        (2,560)            --
                                                               ------------    ----------    -----------
Net income                                                     $     20,630    $    9,226    $     8,143
                                                               ============    ==========    ===========

Earnings per common and common equivalent share:
     Income before cumulative effect of a change
        in accounting principle                                $       0.59    $     0.36    $      0.32
     Cumulative effect of a change in accounting principle               --         (0.08)            --
                                                               ------------    ----------    -----------
     Net income                                                $       0.59    $     0.28    $      0.32
                                                               ============    ==========    ===========

                 See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                    Common Stock
                                             --------------------------   Intangible    Retained
                                                Shares        Amount        Assets      Earnings       Total
                                             -------------  -----------   ----------   -----------   ----------
Balance at December 31, 1993                    18,150,244   $   12,890    $    (580)    $     993     $  13,303

Public offerings of common stock, net           10,152,750       87,164           --            --       87,164
Issuance of common stock under option plan         230,600           45           --            --           45
Warrants exercised                                 450,000        1,260           --            --        1,260
Tax benefit from exercise of stock
     options and warrants                               --          567           --            --          567
Issuance of stock options in
     connection with acquisitions                       --        2,598       (2,598)           --           --
Amortization of intangible assets                       --           --          283            --          283
Net income                                              --           --           --         8,143        8,143
                                             -------------  -----------   ----------   -----------   ----------

Balance at December 31, 1994                    28,983,594      104,524       (2,895)        9,136      110,765

Public offering of common stock, net             4,600,000       95,436           --            --       95,436
Issuance of common stock under
     option plan                                   296,144        1,341           --            --        1,341
Tax benefit from exercise of
     stock options                                      --          704           --            --          704
Amortization of intangible assets                       --           --          311            --          311
Net income                                              --           --           --         9,226        9,226
                                             -------------  -----------   ----------   -----------   ----------

Balance at December 31, 1995                    33,879,738      202,005       (2,584)       18,362      217,783

Public offering of common stock, net             2,000,000       34,705           --            --       34,705
Issuance of common stock under option plan         126,463          838           --            --          838
Tax benefit from exercise of stock options              --          473           --            --          473
Amortization of intangible assets                       --           --          274            --          274
Net income                                              --           --           --        20,630       20,630
                                             -------------  -----------   ----------   -----------   ----------

Balance at December 31, 1996                    36,006,201  $   238,021   $   (2,310)  $    38,992   $  274,703
                                             =============  ===========   ==========   ===========   ==========

                 See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      (In thousands, except share amounts)


                                                                             Year Ended December 31,
                                                                    ------------------------------------------
                                                                        1996           1995           1994
                                                                    -------------  -------------  ------------
Operating activities:
   Net income                                                             $20,630         $9,226        $8,143
   Adjustments to reconcile net income
     to cash provided by operating activities:
   Cumulative effect of a change in accounting principle                       --          2,560            --
   Depreciation and amortization                                           87,115         47,292        19,826
   Deferred rent and other liabilities                                      3,083          1,288           640
   Deferred income taxes                                                    3,350          5,045         1,270
   Changes in assets and liabilities:
     Merchandise inventories                                              (19,264)       (13,571)       (6,532)
     Prepaid expenses and other current assets                             (1,677)        (1,251)         (125)
     Accounts payable                                                      24,429         19,053        16,867
     Accrued expenses                                                       4,849           (154)        1,942
     Income taxes payable                                                   2,914           (749)          668
                                                                    -------------  -------------  ------------
        Net cash provided by operating activities                         125,429         68,739        42,699
                                                                    -------------  -------------  ------------

Investing activities:
   Construction and other receivables                                      (9,631)       (11,332)       (3,963)
   Purchases of videocassette rental inventory, net                      (124,253)       (85,634)      (34,251)
   Purchases of property and equipment                                    (64,038)       (54,337)      (10,401)
   Investment in businesses acquired                                           --        (16,988)      (53,750)
   Other                                                                     (794)          (570)           26
                                                                    -------------  -------------  ------------
        Net cash used in investing activities                            (198,716)      (168,861)     (102,339)
                                                                    -------------  -------------  ------------

Financing activities:
   Proceeds from the issuance of common stock, net                         34,705         95,436        88,424
   Proceeds from long-term debt                                                --         23,500        18,979
   Repayments of long-term debt                                            (7,610)       (29,896)      (18,465)
   Proceeds from exercise of stock options                                    838          1,341            45
   Tax benefit from exercise of stock options                                 473            704            69
   Repurchase of common stock                                             (54,250)            --            --
   Borrowings on line of credit                                            82,000             --            --
                                                                    -------------  -------------  ------------
        Net cash provided by financing activities                          56,156         91,085        89,052
                                                                    -------------  -------------  ------------
   Increase (decrease) in cash and cash equivalents                       (17,131)        (9,037)       29,412
                                                                    -------------  -------------  ------------
   Cash and cash equivalents:
        Beginning of year                                                  29,980         39,017         9,605
                                                                    -------------  -------------  ------------
        End of year                                                       $12,849        $29,980       $39,017
                                                                    =============  =============  ============

Other Cash Flow Information:
   Interest expense paid                                                   $4,339           $455          $796
   Income taxes paid, net of refunds                                        6,130          1,953         2,421

                 See notes to consolidated financial statements.

                       Hollywood Entertainment Corporation

                   Notes to Consolidated Financial Statements


(1)  Nature of the Business and Summary of Significant Accounting Policies

     Nature of the Business

     Hollywood Entertainment Corporation and subsidiaries (the "Company") operates a chain of video superstores throughout the United States. The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 1996 and 1995, the Company operated 551 stores in 29 states and 305 stores in 23 states, respectively.

     Basis of Presentation

     The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to be consistent with the 1996 presentation. The reclassifications had no effect on previously reported net income or shareholders' equity.

     Certain Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers highly liquid investment instruments, with an original maturity of three months or less, to be cash equivalents.

     Construction and Other Receivables

     Construction and other receivables consist primarily of leasehold improvements paid by the Company, which will be reimbursed by the lessor.

     Merchandise Inventories

     Merchandise inventories, consisting primarily of prerecorded video cassettes, concessions, and other accessories held for resale, are stated at the lower of cost or market value. Cost is determined on a first-in, first-out basis.

                       Hollywood Entertainment Corporation

     Videocassette Rental Inventory

     Videocassette rental inventory, which includes video games and audio books, is stated at cost and amortized over its estimated useful life to a $6 per videocassette salvage value. See note 2 for a discussion of the amortization policy applied to videocassette rental inventory and a discussion of the change in amortization method effective January 1, 1995.

     Videocassette rental inventory and related accumulated amortization at December 31 for each of the last two years are as follows (in thousands):

                                                1996              1995
                                           --------------   ---------------
     Videocassette rental inventory        $      201,444   $       119,135
     Less: accumulated amortization               (57,180)          (32,246)
                                           --------------   ---------------
                                           $      144,264   $        86,889
                                           ==============   ===============

     Amortization expense related to videocassette rental inventory was $67.1 million, $37.6 million and $16.1 million in 1996, 1995 and 1994, respectively, and is included in operating and selling expenses. As videocassette rental inventory is sold, the applicable cost and accumulated amortization are eliminated from the accounts, determined on a first-in, first-out basis applied in the aggregate based on monthly purchases. Any gain or loss thereon is recorded in the Company's consolidated statement of operations.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately five to ten years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvement. Property and equipment at December 31 consist of the following (in thousands):

                                                     1996            1995
                                                  -----------     -----------
     Fixtures and equipment                           $43,428         $24,059
     Leasehold improvements                            91,648          46,978
     Equipment under capital leases                     3,525           3,525
                                                  -----------     -----------
                                                      138,601          74,562
     Less: accumulated depreciation and
      amortization                                    (22,789)         (8,604)
                                                  -----------
                                                     $115,812         $65,958
                                                  ===========     ===========

                       Hollywood Entertainment Corporation

     Depreciation and amortization expense related to property and equipment was $14.2 million, $5.9 million and $2.0 million in 1996, 1995 and 1994, respectively. Accumulated amortization of equipment under capital leases was $3.0 million and $2.3 million at December 31, 1996 and 1995, respectively.

     Additions to property and equipment are capitalized and include acquisitions of property and equipment, costs incurred in the development and construction of new stores, major improvements to existing property and major improvements in management information systems. As property and equipment is sold or retired, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss thereon is recorded.

     Intangible Assets

     Intangible assets primarily consist of the cost of acquired businesses in excess of the market value of net identifiable assets acquired (goodwill). Goodwill is amortized on a straight-line basis over 20 years. The Company annually reviews the realizability of recorded goodwill based upon expectations of nondiscounted cash flows and operating income. As of December 31, 1996, the Company believes that there are no materially impaired intangible assets. Accumulated amortization of intangible assets at December 31, 1996 and 1995 was $11.6 million and $5.6 million, respectively.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets". This pronouncement requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This new standard is required for fiscal years beginning after December 15, 1995. The Company adopted the new standard and it had no impact on the Company's consolidated financial position or results of operations.

     Deferred Rent

     Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

     Advertising

     Advertising costs, net of cooperative reimbursements from vendors, are expenses when incurred.

                       Hollywood Entertainment Corporation

     Store Pre-opening Costs

     Store pre-opening costs, including store employee labor costs and advertising, incurred prior to the opening of a new store are expenses during the first full month of a store's operation. Incremental costs incurred by existing stores to prepare and train new employees are expenses as incurred.

     Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109. Accordingly, deferred income taxes are provided at the current statutory rates for the difference between the financial statement and tax basis of assets and liabilities and are classified in the consolidated balance sheet as current or long-term, consistent with the classification of the related asset or liability giving rise to the deferred income taxes.

     Net Income per Common Share

     Net income per share of common stock is computed using the weighted average number of common and common equivalent shares (if dilutive) outstanding during each period, as adjusted for stock splits through December 31, 1996 (35,158,846 shares in 1996, 32,961,806 shares in 1995 and 25,578,240 shares in 1994).

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, construction and other receivables, accounts payable, accrued liabilities, debt and mandatorily redeemable common stock approximate fair value at December 31, 1996 and 1995 because these financial instruments bear interest at competitive rates or have a short maturity.

     Stock-based Compensation

     The Company adopted Statement of Financial Accounting Standards Number 123 (SFAS 123) "Accounting for Stock-Based Compensation", in 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995 and allows companies to choose whether to account for stock-based compensation under the current method as prescribed in accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method described in SFAS
     123. The Company continues to follow the measurement provisions of APB 25.

                       Hollywood Entertainment Corporation

(2)  Change in Amortization Method for Videocassette Rental Inventory

     Effective January 1, 1995, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method, videocassette rental inventory, which includes video games and audio books, is stated at cost, including the related costs to prepare such video cassettes for rent, and amortized, beginning on the date video cassettes are placed into service, to its salvage value ($6 per videocassette during 1995 and 1996) over an estimated useful life of 36 months. All copies of new release video cassettes are amortized on an accelerated basis during their first four months to an average net book value of $15 and then on a straight-line basis to their salvage value of $6 over the next 32 months.

     The method for calculating amortization of videocassette rental inventory in 1994 and prior years was as follows: base stock video cassettes, together with the related costs to prepare such video cassettes for rent, were amortized over 36 months on a straight-line basis. New release video cassettes were amortized as follows: the tenth and succeeding copies of each title per store were amortized over nine months on a straight-line basis; the fourth through ninth copies of each title per store were amortized 40% in the first year and 30% in each of the second and third years; and copies one through three of each title per store were amortized as base stock. Under the old method, no provision for salvage value was established.

     The new method of amortization was adopted because the Company believes accelerating expense recognition for new release video cassettes during the first four months more closely matches the typically higher revenue generated following a title's release, and believes $15 represents a reasonable average carrying value for tapes to be rented or sold after four months and $6 represents a reasonable salvage value for all tapes after 36 months.

     The new method of amortization has been applied to videocassette rental inventory that was held at January 1, 1995. The cumulative effect of the change as of January 1, 1995 was to reduce net income by $2.6 million after income taxes of $1.6 million. The application of the new method of amortizing videocassette rental inventory increased 1995 amortization expense by $2.6 million and reduced net income by $1.6 million and earnings per share by $0.05.

                       Hollywood Entertainment Corporation

(3)  Acquisitions

     The Company made no acquisitions in 1996. The following acquisitions were made in 1995:

     Title Wave

     In March 1995, the Company purchased all of the outstanding capital stock of Title Wave Stores, Inc. ("Title Wave"), an operator of 14 music and video retail superstores located in Minneapolis, Minnesota. The aggregate purchase price, including the assumption of Title Wave's liabilities, was $15.7 million. The Company closed two Title Wave stores immediately following the acquisition.

     Video Watch

     In August 1995, the Company acquired, in two separate transactions, the assets of 42 video retail superstores operating under the name of "Video Watch". The aggregate purchase price was approximately $60.3 million, including 2,127,452 shares of the Company's common stock. The Company granted the sellers an option to sell any of the shares issued in connection with the Video Watch acquisition to the Company on January 27, 1996 at the original issuance price of $25.50 per share, for a maximum repurchase obligation of $54.3 million. Consequently, the common shares issued in connection with the Video Watch acquisitions are classified as "Mandatorily Redeemable Common Stock" at December 31, 1995.

     Pursuant to the option described above, in January 1996 the Company repurchased all of the shares issued in the Video Watch acquisition. Of the aggregate purchase price of $54.3 million, $50.0 million was provided by borrowings under the Company's revolving credit line, and the remainder was provided by then existing cash balances.

     Other Acquisitions

     In addition to the acquisitions discussed above in 1995, the Company acquired six video retail superstores operated under the name "Video Watch" for $7.0 million and acquired 10 other video retail superstores in eight separate transactions for an aggregate purchase price of $4.8 million. The purchase price for the Video Watch stores was paid in the form of a note bearing interest at 5.75% per annum and paid January 4, 1996.

     All of the acquisitions consummated by the Company during 1995 were accounted for as purchases. Accordingly, the results of operations of the acquired stores subsequent to the date acquired are included in the results of operations of the Company.

                       Hollywood Entertainment Corporation

     The excess of cost over net identifiable assets acquired for the above acquisitions totaling $72.1 million is being amortized over 20 years.

     The Company's consolidated results of operations for the years ended December 31 on an unaudited pro forma basis assuming the acquisitions of Title Wave and Video Watch had occurred as of January 1, 1995 and assuming the new method of amortizing videocassette rental inventory was in effect during each period are as follows (in thousands, except per share amounts):


                                             1995            1994
                                        --------------   ------------
          Total revenue                 $      166,028   $    136,848
          Net income                    $       12,275   $      6,443
          Net income per share          $         0.36   $       0.23

     The unaudited pro forma results of operations are not necessarily indicative of actual results that would have occurred had the acquisitions been completed as of January 1, 1995 or of the results which may occur in the future.

(4)  Leases

     The Company leases all of its stores, corporate office and distribution center under noncancelable operating leases and leases certain fixtures and equipment under capital leases. All of the Company's stores have an initial operating lease term of five to 15 years and options to renew for between five and 15 additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required costs, incurred during 1996, 1995 or 1994 was $54.1 million, $25.3 million and $9.3 million, respectively.

     At December 31, 1996, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

                                       Operating        Capital
          Year                          Leases          Leases
          ----                      ---------------  -------------
          1997                      $        65,842  $         218
          1998                               65,396            131
          1999                               63,295             --
          2000                               60,568             --
          2001                               58,974             --
          Thereafter                        300,396             --
                                    ---------------  -------------
          Total                     $       614,471            349
                                    ===============
          Less:  interest                                       27
                                                     -------------
          Present value                                        322
          Less:  current maturities                            205
                                                     -------------
          Long-term obligations                      $         117
                                                     =============

                       Hollywood Entertainment Corporation

(5)  Employee Benefit Plans

     The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual claims in excess of $50,000 and for annual Company claims which exceed $1.0 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. Adjustments, if any, to recorded estimates resulting from ultimate payments will be reflected in operations in the period in which such adjustments are known.

     The Company does not maintain any retirement plans nor offer any form of post-retirement benefits.

(6)  Long-term Debt

     Long-term debt consisted of the following at December 31, 1996 and 1995 (in thousands):

                                                 1996            1995
                                              -----------    ------------
     Borrowings under bank
         revolving credit agreement           $    82,000    $         --
     Notes payable, bearing interest
         at 5.75%, due January 4,
         1996.  Secured by assets of
         six acquired stores                                        7,000
     Capital lease obligations                        322             905
     Other                                             39              66
                                              -----------    ------------
     Total long-term debt                          82,361           7,971
     Less:  current maturities                        205           7,616
                                              -----------    ------------
     Long-term debt, less current
         maturities                           $    82,156    $        355
                                              ===========    ============

     The Company's $19 million revolving line of credit with Bank of America Oregon expired on July 2, 1995. Borrowings under the line were repaid by the expiration date. Interest expense related to borrowings under the expired line of credit was $251,000 in 1995 at an average interest rate equal to 9.8%.

     In December 1995, the Company executed a new $75 million revolving credit agreement with a syndicate of banks led by Bank of America National Trust & Savings Association. This facility had a maturity date of December 28, 1998 and was increased to $100 million in July of 1996. The borrowings bore interest, at the Company's option, at the bank's base rate or LIBOR plus approximately 1.25%, depending on the borrowing levels. The Company paid a fee of 0.2% per annum on the available and unused portion of the credit facility. Among other things, the revolving credit agreement required the Company to maintain a specified level of net worth, a cash flow coverage ratio, a funded debt to adjusted EBITDA ratio and minimum quarterly average per store revenue amounts and restricted the Company from incurring certain additional debt. The credit

                       Hollywood Entertainment Corporation
     facility was secured by substantially all assets of the Company. There were no borrowings outstanding at any time during 1995 under this credit facility.

     At December 31, 1996, the Company had a $100 million revolving credit agreement with a syndicate of banks. In January 1997 the Company replaced its existing revolving credit agreement with a new $150.0 million revolving credit agreement. Under the new agreement, funds borrowed bear interest, at the Company's option, at IBOR or the bank's base rate, plus approximately 1.25%, depending on the amount of borrowings. The Company must also pay a fee of 0.3% per annum on the available and unused portion of the credit facility. Amounts outstanding under the credit line are collateralized by substantially all the assets of the Company. The availability of borrowings under the revolving credit agreement is based on the level of eligible inventory, the Company's financial performance and compliance with certain covenants and financial ratios. The credit line expires on December 28, 1998. As of December 31, 1996, $82.0 million was outstanding under the revolving credit agreement that was in place at that time. Of this amount, approximately $50.0 million was borrowed to fund the share repurchase described in Note 3 above.

     The Company's maturities of long-term debt for years subsequent to 1996 are as follows: 1997 - $205,000; 1998 - $82,123,000; 1999 - $13,000; 2000 -
     $15,000; and 2001 - $5,000.

(7)  Income Taxes

     The provision for income taxes consists of the following (in thousands):

                               1996           1995            1994
                           -------------  -------------   ------------
        Current:
            Federal        $       8,052  $       2,521   $      2,652
            State                  2,250            456            437
                           -------------  -------------   ------------
        Total current             10,302          2,977          3,089
                           -------------  -------------   ------------

        Deferred:
            Federal                2,757          3,302          1,128
            State                    593            596            142
                           -------------  -------------   ------------
        Total deferred             3,350          3,898          1,270
                           -------------  -------------   ------------
        Total provision    $      13,652  $       6,875   $      4,359
                           =============  =============   ============

                       Hollywood Entertainment Corporation

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                             1996            1995              1994
                                        --------------  ---------------   --------------
          Statutory federal rate               35.0%            35.0%            34.0%
          State income taxes, net of
             federal income tax benefit         4.6              3.9              3.4
          Tax exempt interest income           (0.3)            (2.6)            (1.9)
          Other, net                            0.5              0.5             (0.6)
                                        --------------  ---------------   --------------
                                               39.8%            36.8%            34.9%
                                        ==============  ===============   ==============

     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                 1996            1995
                                             -------------   ------------
          Deferred tax assets:
              Stock option exercises         $          --   $        96
              Difference between assigned
                  value and tax basis of
                  acquired entities                    591          1,249
              Tax loss carry forwards                  192            752
                                             -------------   ------------
                                                       783          2,097
              Less: valuation allowance                 --           (752)
                                             -------------   ------------
                                             $         783   $      1,345
                                             =============   ============
          Deferred tax liabilities:
              Depreciation                   $       6,165   $      2,162
              Capital leases                         1,091            822
              Deferred Rent                         (1,225)            --
              Other                                   (287)           (28)
                                             -------------   ------------
                                             $       5,744   $      2,956
                                             =============   ============

     During 1995, the Company established a valuation allowance related to the net operating loss carry forwards of Title Wave, a company acquired during 1995 through a stock purchase. The valuation allowance was reversed during the year ended December 31, 1996 for the recognition of a deferred asset that was previously reserved. At December 31, 1996, the Company has approximately $0.5 million of operating loss carry forwards available to reduce future income taxes which expire in varying amounts commencing in year 2009.

                       Hollywood Entertainment Corporation

(8)  Shareholders' Equity

     Preferred Stock

     At December 31, 1996, the Company is authorized to issue 25,000,000 shares of preferred stock in one or more series. The Board of Directors has authority over the designations, preferences, special rights, limitations or restrictions thereof as it may determine. No shares of preferred stock have been issued.

     Common Stock

     In December 1996, the Company completed a public offering of 2,000,000 shares of its common stock. The net proceeds from the offering were approximately $34.7 million. Additionally, in January 1997, the underwriters purchased an additional 300,000 shares pursuant to the overallotment option for net proceeds to the Company of approximately $4.7 million.

     In July 1995, the Board of Directors and the Company's shareholders approved an increase in the number of authorized shares of common stock to 100,000,000 and effected a 2-for-1 split in the form of a stock dividend. All share and per share amounts have been given retroactive recognition in each period in the accompanying financial statements.

     In July 1995, the Company completed a public offering of 4,600,000 shares of its common stock. The net proceeds from the offering were approximately $95.4 million.

     During 1994, the Company completed two public offerings resulting in the sale of 10,152,750 shares of its common stock. The combined net proceeds were approximately $87.2 million.

     In March 1994, in connection with the Video Central acquisition, the Company issued stock options to purchase 339,000 shares of common stock at a price of $0.005 per share which were immediately exercisable and expire March 2, 2003. The stock options had a fair market value on the date of issuance of approximately $2.6 million, of which $2.5 million was allocated to excess of cost over net assets acquired and $100,000 was allocated to covenant not to compete. The excess of cost over net assets acquired is being amortized over 20 years and the covenant not to compete was amortized over two years. Amortization expense for the years ended December 31, 1996, 1995 and 1994 totaled $171,000, $171,000 and $143,000, respectively.

                       Hollywood Entertainment Corporation

     In July 1993, the Company sold 5,175,000 shares of its common stock in an initial public offering registered under the Securities Act of 1933. The net proceeds from this offering were approximately $10.4 million. In connection with this offering, the Company issued to underwriters warrants to purchase up to an aggregate 450,000 shares of common stock at an initial exercise price of $2.80 per share. The warrants were exercised during 1994.

     In September 1992, the Company issued a warrant to purchase 300,000 shares of common stock for $0.035 per share effective as of the closing of the Company's initial public offering. The warrant relates to a prepaid ten-year rental contract with a supplier executed in September 1992. The original estimated value of this warrant of $350,000 and the related shares are included in common stock. The value is being amortized on a straight-line basis over 60 months. Upon completion of the Company's initial public offering, certain terms of the warrant and the related contract were amended, thereby increasing the estimated value by $350,000 which is also being amortized over 60 months. The warrant was exercised in July 1993. Amortization expense for the years ended December 31, 1996, 1995 and 1994 totaled $140,000, $140,000 and $140,000, respectively.

     Stock Option Plan

     In May 1993, the Board of Directors adopted, and the shareholders of the Company approved, the 1993 Stock Incentive Plan (the "Plan"). The Plan provides for the award of non-qualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees, independent contractors and consultants. In November 1995, the Board of Directors and the Company's stockholders approved an increase in the number of shares reserved for issuance under the Plan to 5,200,000. As of December 31, 1996, options for a total of 599,687 shares were exercisable. The options are granted at fair market value as determined by the Company's Board of Directors at the date of grant. The options are exercisable over a period of up to nine years from the date of the grant. The vesting schedules for the options are from zero to five years.

     During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation", which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all compensation cost related to stock options issued to employees under these plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement has been applied.

                       Hollywood Entertainment Corporation

     The Company has elected to account for its stock based compensation under Accounting Principles Board Opinion No. 25; however, as required by SFAS 123 the Company has computed for pro forma disclosure purposes the value of options granted during 1995 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1995 and 1996 were:

                                                          1996          1995
                                                          ----          ----
          Risk free interest rate                         6.4%          5.4%
          Expected dividend yield                           0%            0%
          Expected lives                               5 years       5 years
          Expected volatility                              60%           60%

     Options were assumed to be exercised over the five-year expected life for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1995 and 1996, the total value of the options granted was computed as the following approximate amounts of $6.4 million and $12.4 million, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in 1995 and 1996 are $7.93 and $4.84, respectively.

     If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's net income and pro forma net income (in thousands) and net income per share and pro forma net income per share would have been reported as follows:

                                  Year Ended                                Year Ended
                               December 31, 1996                         December 31, 1995
                     ------------------------------------        ----------------------------------
                     Net Income        Earnings per Share        Net Income      Earnings per Share
As Reported             $20,630                     $0.59            $9,226                   $0.28
Pro Forma                18,252                      0.52             8,556                    0.26

     The effects of applying SFAS 123 for providing pro forma disclosure for 1995 and 1996 are not likely to be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

                       Hollywood Entertainment Corporation

     Activity in the Company's stock option plan is as follows:

                                                      Weighted
                                                       Average
                                                        Shares     Exercise Price
                                                 -------------   ----------------
          Outstanding at December 31, 1993             618,000       $       2.47
              Granted                                1,194,500               5.89
              Exercised                               (230,600)              0.20
              Cancelled                                (34,200)              3.35
                                                 -------------
          Outstanding at December 31, 1994           1,547,700               5.38
              Granted                                1,297,594              15.21
              Exercised                               (296,144)              4.55
              Cancelled                               (375,500)              8.17
                                                 -------------
          Outstanding at December 31, 1995           2,173,650               6.57
              Granted                                2,858,150              10.24
              Exercised                               (126,463)              6.62
              Cancelled                               (865,150)             15.29
                                                 -------------
          Outstanding at December 31, 1996           4,040,187       $       9.25
                                                 =============

     The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 1996:

                                                               Weighted Average
                               Number of          Options      Contractual Life
         Exercise Price      Outstanding      Exercisable             Remaining
         --------------      -----------      -----------      ----------------
            $2.34-$5.67          563,250          186,750            5.96 years
                   6.50        1,130,337           86,837            8.05
              6.66-9.67          686,600          212,000            7.30
            10.00-15.00        1,221,500          114,100            8.07
            15.50-19.87          438,500              -0-            8.82

(9)  Legal Proceedings

     In January 1995, Viacom, Inc. filed a lawsuit against the Company alleging unfair competition, misappropriation of trade secrets and intentional interference with contracts in connection with the hiring of five former Blockbuster Entertainment employees. In addition, Viacom filed a separate lawsuit against two of the employees, both of whom are officers of the Company, in a Florida court alleging breach of employment agreements and misappropriation of trade secrets. In April 1996, the Company and its affected employees settled the litigation and, although the settlement required the Company and Viacom to keep the terms confidential, the effect of the settlement on the Company's results of operations and financial condition was insignificant.

                       Hollywood Entertainment Corporation

     In December 1995 three complaints were filed against the Company, certain of the Company's directors and officers and certain other parties and consolidated in a single action entitled Murphy v. Hollywood Entertainment Corporation et al., case no. C95-1926-MA, U.S. District Court for the District of Oregon. The consolidated case is a class action encompassing persons who purchased common stock of the Company between June 20 through December 6, 1995. The plaintiffs alleged violation of certain federal securities laws with respect to statements made to the public and losses allegedly suffered by plaintiffs as a result of the decline in the trading price of the Company's stock. In May 1996 the court certified the class but dismissed claims based on violations of sections 11, 12(2) and 15 of the Securities Act of 1933. The remaining claims dealt with alleged violations of the Securities Exchange Act of 1934. Prior to trial, in March 1997 the parties reached a settlement, which is subject to court approval. See Note 11.

(10) Quarterly Financial Data

     The following table sets forth certain selected quarterly financial data as previously reported, adjustments thereto to reflect the effects of the accounting changes set forth in note (1) below and as adjusted.

                  Selected Quarterly Financial Data (Unaudited)
                      (In thousands, except per share data)

                                                                  Quarter Ended
                                              -----------------------------------------------------
                     1996                        March          June       September     December     Full Year
-------------------------------------------   ------------  ------------ ------------- ------------  ------------
Total revenue                                 $     65,073  $     63,949 $      75,696 $     97,624  $    302,342
Operating income                                     6,631         5,985        10,957       14,845        38,418
Net income                                           3,727         3,005         5,842        8,056        20,630
Net income per share                                  0.11          0.09          0.17         0.23          0.59

                                                                  Quarter Ended
                                              -----------------------------------------------------
                   1995                          March          June       September     December     Full Year
-------------------------------------------   ------------  ------------ ------------- ------------  ------------
Total revenue                                 $     27,088  $     29,110 $      39,290 $     53,942  $    149,430
                                              ============  ============ ============= ============  ============
Operating Income:
    As previously reported                    $      4,084   $     4,421  $      5,926
    Adjustments (1)                                   (309)          (20)         (166)
                                              ------------  ------------ -------------
    As adjusted                               $      3,775  $      4,401 $       5,760 $      3,601  $     17,537
                                              ============  ============ ============= ============  ============
Income before cumulative effect of a
  change in accounting principle:
  As previously reported                      $      2,789  $      2,740 $       4,227
  Adjustments (1)                                     (286)          (45)         (134)
                                              ------------  ------------ -------------
  As adjusted                                 $      2,503  $      2,695 $       4,093 $      2,495  $     11,786
                                              ============  ============ ============= ============  ============
Net income (loss)
  As previously reported                      $      2,789  $      2,740 $       4,227
  Adjustments (1)                                   (2,846)          (45)         (134)
                                              ------------  ------------ -------------
  As adjusted                                 $        (57) $      2,695 $       4,093 $      2,495  $      9,226
                                              ============  ============ ============= ============  ============

                       Hollywood Entertainment Corporation

             Notes to Consolidated Financial Statements (Continued)


Earnings per common share:
  Income before cumulative effect of a
  change in accounting principle:
  As previously reported                      $       0.09  $       0.09 $        0.12
  Adjustments                                        (0.01)           --         (0.01)
                                              ------------  ------------ -------------
  As adjusted (2)                             $       0.08  $       0.09 $        0.11 $       0.07  $       0.36
                                              ============  ============ ============= ============  ============

Net income (loss):
  As previously reported                      $       0.09  $       0.09 $        0.12
  Adjustments                                         0.09            --         (0.01)
                                              ------------  ------------ -------------
  As adjusted (2)                             $       0.00  $       0.09 $        0.11 $       0.07  $       0.28
                                              ============  ============ ============= ============  ============

--------------

(1) During the fourth quarter of 1995, the Company changed its method of amortizing videocassette rental inventory, effective January 1, 1995. In addition, the Company changed the estimated life of the excess of cost over net assets acquired for store acquisitions completed in 1995 from 40 years to 20 years. The impact of these changes, including related income tax effects, was to reduce previously reported net income by $2.8 million, $45,000 and $134,000 for the quarters ended March, June and September 1995, respectively. A charge of $2.6 million, net of tax, relating to the cumulative effect on prior years of the change in amortization method for videocassette rental inventory was made effective as of January 1, 1995 and is included in the March 1995 change in net income described above.

(2) As adjusted earnings per share for the full year exceed the sum of as adjusted earnings per share for the four fiscal quarters therein because of rounding.


(11) Subsequent Events

     Settlement of Securities Litigation

     In March 1997 the Company reached a settlement of the securities litigation initiated in December 1995. See Note 9. The settlement, which is subject to court approval, consists of warrants valued at $9 million to purchase Hollywood common stock and $6 million in cash. It is anticipated that the warrants will be issued on or about August 31, 1997, will expire on August 31, 1998, and will have an exercise price of approximately $5 per share in excess of the Company's Common Stock price at the time of issuance. The Company may, however, at its option reduce the spread between the stock price and the exercise price and/or lengthen the exercise period so long as the value of the warrants remains at $9 million on the date of issuance. The Company agreed to the settlement to avoid further litigation expense and inconvenience and to put an end to all controversy

                       Hollywood Entertainment Corporation
     and claims related to the subject of litigation. In the settlement, the Company has specifically disclaimed and denied any liability or wrongdoing and that any person has suffered any harm or damage as a result of any of the matters alleged in the litigation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 22, 1997.

                                    Hollywood Entertainment Corporation


                                    By:  FORREST MARK WOLFINGER
                                         ---------------------------------------
                                         Forrest Mark Wolfinger
                                         Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 22, 1997.


          Signatures                                Title

MARK J. WATTLES                   Chairman of the Board of Directors,
-----------------------------     President and Chief Executive Officer
Mark J. Wattles


FORREST MARK WOLFINGER            Chief Financial Officer
-----------------------------     (Principal Financial and Accounting Officer)
Forrest Mark Wolfinger


DONALD J. EKMAN                   Director
-----------------------------
Donald J. Ekman


JAMES N. CUTLER                   Director
-----------------------------
James N. Cutler


RICHARD A. GALANTI                Director
-----------------------------
Richard A. Galanti

                                  Exhibit Index

Exhibit                                                               Sequential
Number     Description                                               Page Number
------     -----------                                               -----------

 3.1       1993 Restated Articles of Incorporation. (1)

 3.2       Bylaws. (1)

 4.1 Rights of Security Holders - See Article II of Exhibit 3.1 and Articles I and V of Exhibit 3.2.

 10.1      1993 Stock Incentive Plan, as amended. (2)

 10.2      Employment Agreement of Mark J. Wattles, dated February 1,
           1994. (3)

 10.3 Tax Indemnification Agreement dated as of February 3, 1994 between the Registrant and Mark J. Wattles and Scott D. South. (2)

 10.4      Amended and Restated Revolving Credit Agreement, dated
           February 12, 1997, among the Registrant and a syndicate of banks led by Bank of America National Trust & Savings
           Association. (5)

 10.5 Purchase and Sale Agreement, dated July 27, 1995, among the Registrant, Video Watch Inc., Ray Sumon and Mahmood
           Sohrabi. (4)

 23.1      Consent of Price Waterhouse LLP (5)

 23.2      Consent of Coopers & Lybrand L.L.P. (5)

-------------

(1) Incorporated by reference to the Registration Statement on Form S-1 of the Company (File No. 33-63042).

(2) Incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995.

(3) Incorporated by reference to the Registration Statement on Form S-1 of the Company (File No. 33-73966).

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated August 23, 1995.

(5)  Filed herewith.