Form 10-K/A
period 1996-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 1997-05-14
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1996
                          ----------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission file number        0-21824
                       ---------------------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

               Oregon                                        93-0981138
--------------------------------------------------------------------------------
   (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                       identification No.)

25600 SW Parkway Center Drive Wilsonville, OR                   97070
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (503) 570-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  Title of Each Class                 Name of Each Exchange on Which Registered
  -------------------                 -----------------------------------------
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

                           Annual Report on Form 10-K

                          Year Ended December 31, 1996


Item                                                                        Page
----                                                                        ----

Item 4(a).  Directors, Executive Officers and Key Employees
            of the Registrant...............................................  1

Signatures..................................................................  5

                                     PART I

Item 4(a). Directors, Executive Officers and Key Employees of the Registrant.

     The following table sets forth information with respect to the Company's directors, executive officers and key employees as of the date of this document.

Name                           Age      Positions with the Company
----                           ---      --------------------------
Mark J. Wattles (1)            36       Chairman of the Board, President and
                                        Chief Executive Officer

F. Mark  Wolfinger (1)         41       Chief Financial Officer

James N. Cutler, Jr.           45       Director

Donald J. Ekman (1)            44       Senior Vice President, General Counsel,
                                        Secretary and Director

Max G. Fratto (1)              53       Executive Vice President of Store
                                        Operations

Richard A. Galanti             41       Director

James O. George (1)            49       Executive Vice President of Product and
                                        Marketing

F. Bruce Giesbrecht            36       Senior Vice President of Product
                                        Management

Douglas A. Gordon              29       Senior Vice President of Finance

Glen E. Hahn                   44       Senior Vice President of Operations

John R. Hnanicek               32       Senior Vice President of Information
                                        Systems

Dale A. Naftzger               51       Senior Vice President of Operations
                                        (Western Zone)

Roger J. Osbourne              44       Senior Vice President of Operations
                                        (Northeast Zone)

William M. Spae                44       Senior Vice President of Operations
                                        (Southern Zone)

William P. Zebe                38       Senior Vice President of Development

--------------

(1) Executive Officers

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

     James N. Cutler, Jr. became a director of the Company in July 1993. Since 1980 Mr. Cutler has been President and Chief Executive Officer of The Cutler Corporation, a holding company for various private businesses, and, since 1982, he has been a director of Arrow Transportation Company of Delaware, a trucking company. Mr. Cutler also serves as an officer or a director of a number of other private corporations.

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

     Richard A. Galanti became a director of the Company in April 1996. Mr. Galanti has been a director of Costco Companies, Inc. since January 1995 and Executive Vice President - Finance and Chief Financial Officer of Costco Companies, Inc. since October 1993. From January 1985 to October 1993, Mr. Galanti was Senior Vice President, Chief Financial Officer and Treasurer of Costco Wholesale Corporation, which he joined in March 1984 as Vice President - Finance. From 1978 to February 1984, Mr. Galanti was an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation. In March 1995 Mr. Galanti settled an action brought by the Securities and Exchange Commission ("SEC") alleging a five-year-old violation of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder that was unrelated to Mr. Galanti's positions with Costco Companies, Inc. or Costco Wholesale Corporation. Without admitting or denying the allegations of the SEC's complaint, Mr. Galanti agreed to pay $64,408 and entered into an order requiring him to comply with the relevant sections of the federal securities laws and rules.

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

     Dale A. Naftzger joined the Company in April 1996 as Senior Vice President of Operations (Western Zone). From May 1995 to November 1995, Mr. Naftzger was Chief Operating Officer of Caribou Coffee Company, a privately owned speciality coffee retailer with approximately 40 company-owned units. From 1994 to 1995 Mr. Naftzger was President and Chief Executive Officer of Chop Chop Chinese to You, a venture capital financed Chinese food delivery business, operating 40 units and three distribution centers at the time of his departure. From 1992 to 1994 Mr. Naftzger was Senior Vice President Operations for Checkers Drive-In Restaurants, overseeing all 248 company-owned and 200 franchised units. From 1987 to 1992 Mr. Naftzger worked for Taco Bell Corporation as Zone Vice President, overseeing the development of approximately 100 new units and the overall operations of approximately 350 units. From 1980 to 1987 Mr. Naftzger worked for Wendy's International, Inc. in various capacities, including as Zone Vice President-Operations, overseeing more than 500 company-owned and 400 franchised units at the time of his departure.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of May 13, 1997.


                                       Hollywood Entertainment Corporation


                                       By: FORREST MARK WOLFINGER
                                           -------------------------------------
                                           Forrest Mark Wolfinger
                                           Chief Financial Officer