Form 10-Q
period 1997-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 1997-05-15
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              ---
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-21824

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

             Yes     X                              No
                 ---------                             ----------


      As of May 14, 1997, there were 36,692,626 shares of the registrant's
                           Common Stock outstanding.

                       HOLLYWOOD ENTERTAINMENT CORPORATION


                                      INDEX



                     PART I. FINANCIAL INFORMATION                     Page No.

Item 1.  Consolidated Financial Statements:                                   3

         Consolidated Statements of Operations                                3
         Three months ended March 31, 1997 and 1996

         Consolidated Balance Sheets                                          4
         March 31, 1997 and December 31, 1996

         Consolidated Statements of Cash Flows                                5
         Three months ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  7


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

         Signatures                                                          13

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share and other operating data)

                                                                            Three Months
                                                                          Ended March 31,
                                                                        1997            1996
                                                                    -------------    ------------
                                                                     (Unaudited)
Revenue:
        Rental revenue                                              $     91,680     $    54,749
        Product sales                                                     18,795          10,324
                                                                    ------------     -----------
                                                                         110,475          65,073
Operating costs and expenses:
        Cost of product sales                                             11,601           6,245
        Operating and selling                                             77,049          46,217
        General and administrative                                         5,969           4,456
        Amortization of intangibles                                        1,527           1,524
                                                                    ------------     -----------

Operating income                                                          14,329           6,631

Nonoperating income (expense):
        Interest income                                                       82              97
        Interest expense                                                  (1,549)           (618)
        Litigation settlement                                            (18,874)              -
                                                                    ------------     -----------

Income before income taxes                                                (6,012)          6,110

(Benefit ) provision for income taxes                                     (2,405)          2,383
                                                                    ------------     -----------

Net income                                                          $     (3,607)    $     3,727
                                                                    ============     ===========

Net income per share                                                $      (0.10)    $      0.11
                                                                    ============     ===========

Weighted average shares outstanding                                       37,416          35,127

Number of stores at end of period                                            601             330

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 March 31,        December 31,
                                                                    1997              1996
                                                              -----------------  ----------------
ASSETS                                                          (Unaudited)
Current assets:
      Cash and cash equivalents                               $         13,602   $        12,849
      Construction and other receivables                                23,201            25,785
      Merchandise inventories                                           44,307            45,255
      Prepaid expenses and other current assets                          3,625             3,232
                                                              ----------------   ---------------
          Total current assets                                          84,735            87,121

Videocassette rental inventory, net                                    160,188           144,264
Property and equipment, net                                            128,650           115,812
Excess of cost over net assets acquired, net                            97,880            99,229
Deferred income taxes                                                      757               783
Other assets                                                             3,588             2,574
                                                              ----------------   ---------------
          Total assets                                        $        475,798   $       449,783
                                                              ================   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                       $            205   $           205
      Accounts payable                                                  49,220            67,207
      Accrued liabilities                                               17,252            10,402
      Income taxes payable                                                 712             2,914
                                                              ----------------   ---------------
          Total current liabilities                                     67,389            80,728

Long-term debt, less current portion                                     9,948               156
Line of credit                                                         101,000            82,000
Deferred rent and other liabilities                                      7,199             6,452
Deferred income taxes                                                    1,263             5,744
                                                              ----------------   ---------------
                                                                       186,799           175,080
Commitments and contingencies                                              ---               ---
                                                              ----------------   ---------------

Shareholders' equity:
      Common stock, 100,000,000 shares
          Authorized; 36,415,616 and 36,006,201 shares
          Issued and outstanding, respectively                         255,859           238,021
      Retained earnings                                                 35,385            38,992
      Intangible assets, net                                            (2,245)           (2,310)
                                                              ----------------   ---------------
          Total shareholders' equity                                   288,999           247,703
                                                              ----------------   ---------------
          Total liabilities and shareholders' equity          $        475,798   $       449,783
                                                              ================   ===============

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Three Months
                                                                         Ended March 31,
                                                                    --------------------------
                                                                       1997            1996
                                                                    ------------    ----------
                                                                            (Unaudited)
Operating activities:
     Net income                                                     $    (3,607)    $    3,727
     Adjustments to reconcile net income to cash
         provided by operating activities:
     Depreciation and amortization                                       28,904         19,587
     Litigation settlements warrants                                      9,000            ---
     Deferred rent and other liabilities                                    747            505
     Deferred income taxes                                               (4,455)           644
     Changes in operating assets and liabilities:
         Merchandise inventories                                            948           (525)
         Prepaid expenses and other current assets                         (393)           163
         Accounts payable                                               (17,987)       (11,888)
         Accrued liabilities                                              6,850           (117)
         Income taxes payable                                            (2,202)           913
                                                                    -----------     ----------
             Cash provided by operating activities                       17,805         13,009
                                                                    -----------     ----------

Investing activities:
     Construction and other receivables                                   2,584          4,132
     Purchases of videocassette rental inventory, net                   (38,374)       (20,946)
     Purchases of property and equipment, net                           (17,749)       (11,731)
     Other                                                               (1,144)          (148)
                                                                    -----------     ----------
             Cash used in investing activities                          (54,683)       (28,693)
                                                                    -----------     ----------

Financing activities:
     Proceeds from the issuance of common stock, net                      4,695            ---
     Proceeds from long-term debt                                        10,000            ---
     Repayments of long-term debt                                          (208)        (7,157)
     Tax benefit from exercise of stock options                           1,651            ---
     Proceeds from exercise of stock options                              2,493            ---
     Repurchase of mandatorily redeemable stock                             ---        (54,250)
     Borrowings under line of credit                                     19,000         51,000
                                                                    -----------     ----------
             Cash provided (used) by financing activities                37,631        (10,407)
                                                                    -----------     ----------

     Increase/(decrease) in cash and cash equivalents                       753        (26,091)
     Cash and cash equivalents:
         Beginning of period                                             12,849         29,980
                                                                    -----------     ----------
         End of period                                              $    13,602     $    3,889
                                                                    ===========     ==========

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Financial Statement Presentation:

     The consolidated financial statements as of March 31, 1997 and for the periods ended March 31, 1997 and March 31, 1996 are unaudited and have been prepared by Hollywood Entertainment Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     The accompanying interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and March 31, 1996. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of total revenue and (ii) the number of stores open at the end of each period:

                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                  1997            1996
                                                              ------------    -----------
                                                                      (Unaudited)
       Revenue:
           Rental revenue                                            83.0%           84.1%
           Product sales                                             17.0            15.9
                                                              -----------     -----------
                                                                    100.0           100.0
       Operating costs and expenses:
           Cost of product sales                                     10.5             9.6
           Operating and selling                                     69.7            71.0
           General and administrative                                 5.4             6.9
           Amortization of intangibles                                1.4             2.3
                                                              -----------     -----------
                                                                     87.0            89.8

       Operating income                                              13.0            10.2
       Nonoperating income (expense), net                           (18.4)           (0.8)
                                                              -----------     -----------
       Income before income taxes                                    (5.4)            9.4
       (Benefit) provision for income taxes                          (2.2)            3.7
                                                              -----------     -----------
       Net income                                                    (3.3)%           5.7%
                                                              ===========     ===========

       Number of stores                                               601             330


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenue

Revenue increased $45.4 million, or 70%, to $110.5 million for the three months ended March 31, 1997, compared to $65.1 million in the first quarter of the prior year. During the three months ended March 31, 1997, the Company added 50 superstores, ending the period with 601 superstores in 32 states compared to 330 superstores in 25 states at the end of the corresponding period in 1996. Comparable store revenue increased 5% during the period.

Product sales as a percentage of total revenue increased to 17.0% for the first quarter of 1997 compared to 15.9% for the first quarter of 1996. The increase in product sales as a percentage of revenue reflects the successful product sales promotions that were initiated during the first quarter.

Operating Costs and Expenses:

Cost of Product Sales

The cost of product sales as a percentage of product sales increased from 60.5% to 61.7% for the three months ended March 31, 1996 and 1997, respectively. The gross margin on product sales has decreased as the Company has de-emphasized the sales of certain high gross margin movie accessories. The Company believes the operating costs associated with maintaining those products offset the higher gross margins that they generated.

Operating and Selling

Operating expenses, which principally consist of all store expenses including payroll, occupancy, advertising, depreciation and rental revenue sharing, decreased as a percentage of total revenue to 69.7% for the first quarter of 1997, compared to 71.0% for the same period last year. The decrease was primarily due to continued cost improvements achieved at the store level.

Depreciation expense combined with rental revenue sharing costs was 24.9% of total revenue for the first quarter of 1997 compared to 28.1% for the same period in 1996. The combined decrease was primarily due to the Company's decision to lease, rather than purchase, certain furniture, fixtures and equipment during 1996. (The costs related to the leasing of furniture, fixtures and equipment is contained in other operating expenses.) Also, improved budget procedures in the purchase of new release videocassettes for existing stores and lower revenue sharing expense caused a decrease in the combined cost for the current period. All other operating and selling expenses accounted for the remaining change in costs as a percentage of total revenue in the first quarter of 1997 compared to the same period last year.

General and Administrative

General and administrative expenses increased from $4.5 million, or 6.9% of total revenue, for the three months ended March 31, 1996 to $6.0 million, or 5.4% of total revenue, for the three months ended March 31, 1997. The dollar increase was primarily due to the cost of managing additional stores and the ongoing staffing of the company's regional zone offices. The company continues to expect general and administrative expenses to decrease as a percentage of sales.

Amortization of Intangibles

Amortization of intangibles remained constant from $1.5 million, or 2.3% of total revenue, for the three months ended March 31, 1996 to $1.5 million, or 1.4% of total revenue, for the three months ended March 31, 1997.

Nonoperating Income (Expense), Net

Net nonoperating income (expense) decreased from ($0.5) million for the three months ended March 31, 1996 to ($20.3) million for the three months ended March 31, 1997. This change was primarily attributable to the Company's $18.9 million charge relating to the settlement of class action litigation. The charge consists of $15.0 million in damages and $3.9 million in expenses relating to the settlement. The remaining dollar increase in nonoperating expense was caused by higher borrowing levels in the first quarter of 1997 versus the same period last year.

Income Taxes

The Company's effective tax rate increased from 39.0% of income before income taxes for the three months ended March 31, 1996 to 40.0% for the three months ended March 31, 1997 due to higher state tax rates in 1997 compared to 1996.

Liquidity and Capital Resources

The Company's principal capital requirements are for opening new stores, the purchase of rental inventory and the possible acquisition of existing stores. The Company has funded its operations primarily through cash generated from operations, the proceeds of five public equity offerings, loans under the Company's revolving bank line of credit, trade credit and equipment leases.

The Company ended the period with $13.6 million in cash and cash equivalents. Working capital as of March 31, 1997 totaled $17.3 million compared to $6.4 million at December 31, 1996. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Net cash provided by operating activities was $17.8 million during the three months ended March 31, 1997 compared to $13.0 million for the same period last year. The increase in cash provided by operations was primarily due to higher depreciation and amortization expenses and the accrual of warrants and expenses relating to the settlement of class action litigation. These increases were offset by decreases in deferred income taxes, accounts payable and income taxes payable.

Cash used in investing activities was $54.7 million for the three months ended March 31, 1997 compared to $28.7 million for the same period last year. During the three months ended March 31, 1997, cash used in investing activities consisted primarily of purchases of videocassette rental inventory for new and existing stores totaling $38.4 million, capital expenditures totaling $17.7 million offset by a reduction in construction and other receivables totaling $2.6 million. Capital expenditures included the costs to open new stores, to remodel certain existing stores and to enhance information systems.

Cash provided by financing activities for the three months ended March 31, 1997 totaled $37.6 million and included additional proceeds of $4.7 million from the exercise in January 1997 of the overallotment option for the Company's equity offering in December 1996. In addition, the Company received $10.0 million under long-term capital lease agreements. Also included are proceeds and tax benefit from the exercise of stock options totaling $2.5 million and $1.7 million, respectively. The Company repaid $0.2 million of long-term debt. Additional borrowings under the Company's revolving credit line were $19.0 million during the period.

At December 31, 1996, the Company had a $100 million revolving credit agreement with a syndicate of banks. In February 1997, the Company replaced its existing revolving credit agreement with a new $150 million revolving credit agreement. Under the new agreement funds borrowed bear interest, at the Company's option, at IBOR or the bank's base rate, plus approximately 1.25%, depending on the amount of borrowings. The Company must also pay a fee of 0.3% per annum on the available and unused portion of the credit facility. Amounts outstanding under the credit line are collateralized by substantially all the assets of the Company. The availability of borrowings under the revolving credit agreement is based on the level of eligible inventory, the Company's financial performance and compliance with certain covenants and financial ratios. The credit line expires on December 28, 1998. As of March 31, 1997, $101 million was outstanding under the revolving credit agreement.

The Company believes the net proceeds from its most recent public equity offering, its recently increased borrowing capacity, projected cash flow from operations, cash on hand and equipment leases and trade credit will provide the necessary capital to fund the opening of approximately 250 new video retail superstores in the remaining nine months of 1997.

Forward-Looking Statements

Certain of the information set forth above under the caption "Liquidity and Capital Resources" includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth under that caption, below and in the following locations in the Company's Annual Report on Form 10-K for the year ended December 31, 1996: in Item 1 - Business under the captions "Expansion Strategy" and "Competition" and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Liquidity and Capital Resources" and "General Economic Trends, Quarterly Results and Seasonality."

The Company plans to open at least 250 new stores in the last nine months of 1997; the Company has signed leases for the majority of these anticipated new stores. The Company's expansion is dependent on a number of factors, including its ability to hire, train and assimilate management and store-level employees, the adequacy of the Company's financial resources and the Company's ability to identify new markets in which it can successfully compete, to locate suitable store sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. The Company's expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to the Company, the maintenance of construction schedules and the speed at which local zoning and construction permits can be obtained.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

In March 1997 the Company reached a settlement of the securities litigation initiated in December 1995. The settlement, which is subject to court approval, consists of warrants valued at $9.0 million to purchase the Company's common stock and $6.0 million in cash. It is anticipated that the warrants will be issued on or about August 31, 1997, will expire on August 31, 1998, and will have an exercise price of approximately $5.00 per share in excess of the Company's common stock price at the time of issuance. The Company may, however, at its option reduce the spread between the stock price and the exercise price and/or lengthen the exercise period so long as the value of the warrants remains at $9.0 million on the date of issuance. The Company agreed to the settlement to avoid further litigation expense and inconvenience and to put an end to all controversy and claims related to the subject of litigation. In the settlement, the Company has specifically disclaimed and denied any liability or wrongdoing and that any person has suffered any harm or damage as a result of any of the matters alleged in the litigation.

                       HOLLYWOOD ENTERTAINMENT CORPORATION

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HOLLYWOOD ENTERTAINMENT CORPORATION
                                                (Registrant)



       May 15, 1997                          FORREST MARK WOLFINGER
---------------------------          -------------------------------------------
          (Date)                             Forrest Mark Wolfinger
                                            Chief Financial Officer
                                     (Principal financial and accounting officer
                                               of the registrant)

                                 EXHIBIT INDEX

                                                                      Sequential
Ex. No.       Description                                              Page No.
-------       -----------                                              --------

  27          Financial Data Schedule