Form 10-Q
period 1997-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1997-08-14
CIK 905895

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                 Yes __X__                             No _____

As of August 8, 1997, there were 36,769,371 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                          Part I. FINANCIAL INFORMATION


                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           (In thousands, except per share data and number of stores)

                                                 Three Months                     Six Months
                                                 Ended June 30,                 Ended June 30,
                                               1997          1996               1997            1996
                                         ----------    ----------        -----------     -----------
Revenue:
     Rental revenue                      $   93,035    $   54,310        $   184,715     $   109,059
     Product sales                           16,967         9,639             35,762          19,963
                                         ----------    ----------        -----------     -----------
                                            110,002        63,949            220,477         129,022
                                         ----------    ----------        -----------     -----------
Operating costs and expenses:
     Cost of product sales                   10,828         5,931             22,429          12,176
     Operating and selling                   80,204        46,517            157,253          92,734
     General and administrative               6,197         4,033             12,166           8,489
     Amortization of intangibles              1,596         1,483              3,123           3,007
                                         ----------    ----------         ----------     -----------
                                             98,825        57,964            194,971         116,406
                                         ----------    ----------         ----------     -----------
Income from operations                       11,177         5,985             25,506          12,616

Nonoperating income (expense):
      Interest income                            26            31                108             128
      Interest expense                       (2,068)       (1,007)            (3,617)         (1,625)
      Litigation settlement                      --            --            (18,874)             --
                                         ----------    ----------         ----------     -----------
Income before income taxes                    9,135         5,009              3,123          11,119

Provision for income taxes                  (3,654)       (2,004)             (1,249)         (4,387)
                                         ----------    ----------         ----------     -----------

Net income                               $    5,481    $    3,005         $    1,874     $     6,732
                                         ==========    ==========         ==========     ===========

Net income per share                     $     0.15    $     0.09         $     0.05     $      0.19
                                         ==========    ==========         ==========     ===========

Weighted average shares outstanding
                                             37,577        34,804             37,465          34,916
                                         ----------    ----------         ----------     -----------

Number of stores at end of period               661           382                661             382
                                         ----------    ----------         ----------     -----------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                          June 30,              December 31,
                                                                             1997                      1996
                                                                      -----------               -----------
ASSETS
Current assets:
     Cash                                                             $     5,782               $    12,849
     Construction and other receivables                                    23,792                    25,785
     Merchandise inventories                                               44,697                    45,255
     Deferred income taxes                                                  4,029                        --
     Prepaid expenses and other current assets                              4,673                     3,232
                                                                      -----------               -----------
         Total current assets                                              82,973                    87,121
                                                                      -----------               -----------

Videocassette rental inventory, net                                       182,824                   144,264
Property and equipment, net                                               154,639                   115,812
Goodwill, net                                                              96,517                    99,229
Other assets, net                                                           4,436                     3,357
                                                                      -----------               -----------
         Total assets                                                 $   521,389               $   449,783
                                                                      ===========               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                      $     2,500               $       205
     Accounts payable                                                      61,029                    67,207
     Accrued liabilities                                                   11,079                    10,402
     Income taxes payable                                                      --                     2,914
                                                                      -----------               -----------
         Total current liabilities                                         74,608                    80,728
                                                                      -----------               -----------

Long-term obligations, less current portion above                         137,107                    82,156
Other liabilities                                                          13,604                    12,196


Shareholders' equity
     Preferred stock, 25,000,000 shares authorized;
         no shares issued and outstanding                                     --                        --
     Common stock, no par value, 100,000,000 shares
         authorized; 36,747,921 and 36,006,201 shares
         issued and outstanding, respectively                             257,382                   238,021
     Retained earnings                                                     40,866                    38,992
     Intangible assets, net                                                (2,178)                   (2,310)
                                                                      -----------               -----------
         Total shareholders' equity                                       296,070                   274,703
                                                                      -----------               -----------
         Total liabilities and shareholders' equity                   $   521,389               $   449,783
                                                                      ===========               ===========

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             Six Months
                                                                                           Ended June 30,
                                                                                  -------------------------------
                                                                                        1997                 1996
                                                                                  ----------           ----------
Operating activities:
     Net income                                                                   $    1,874           $    6,732
     Adjustments to reconcile net income to cash
         provided by operating activities:
     Depreciation and amortization                                                    61,811               39,411
      Litigation settlement warrants                                                   9,000                   --
     Change in deferred income taxes                                                  (4,121)               1,162
     Net change in assets and liabilities:
         Merchandise inventories                                                         558               (3,780)
         Accounts payable                                                             (6,178)              (8,396)
         Other assets and liabilities                                                 (2,210)               2,593
                                                                                  ----------           ----------
            Cash provided by operating activities                                     60,734               37,722
                                                                                  ----------           ----------

Investing activities:
     Construction and other receivables                                                1,993                5,087
     Purchases of videocassette rental inventory, net                                (87,501)             (41,724)
     Purchase of property and equipment, net                                         (48,557)             (24,368)
     Other                                                                            (1,343)                (618)
                                                                                  ----------           ----------
         Cash used in investing activities                                          (135,408)             (61,623)
                                                                                  ----------           ----------

Financing activities:
     Proceeds from the issuance of common stock, net                                   4,695                   --
     Proceeds from the issuance of long-term obligations                              10,000                   --
     Repayments of long-term obligations                                               (754)               (7,288)
      Tax benefit from exercise of stock options                                       2,252                   (8)
      Proceeds from exercise of stock options                                          3,414                  164
     Repurchase of mandatorily redeemable stock                                           --              (54,250)
     Increase in revolving loan, net                                                  48,000               60,000
                                                                                  ----------           ----------
         Cash (used) provided by financing activities                                 67,607               (1,382)
                                                                                  ----------           ----------

     Decrease in cash                                                                 (7,067)             (25,283)
     Cash at beginning of year                                                        12,849               29,980
                                                                                  ----------           ----------
     Cash at end of second quarter                                                $    5,782           $    4,697
                                                                                  ==========           ==========

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Financial Statement Presentation:

     The consolidated financial statements as of June 30, 1997 and for the periods ended June 30, 1997 and June 30, 1996 are unaudited and have been prepared by Hollywood Entertainment Corporation ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     The accompanying interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1997 and June 30, 1996. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, (1) selected income statement data expressed as a percentage of total revenue and (ii) the number of stores open at the end of each period:

                                                      Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                                        1997          1996                      1997          1996
                                                   ---------     ---------                 ---------     ---------
                                                        (Unaudited)                              (Unaudited)
                                                        (In percent)                             (In percent)
Revenue:
     Rental revenue                                     84.6          84.9                      83.8          84.5
     Product sales                                      15.4          15.1                      16.2          15.5
                                                   ---------     ---------                 ---------     ---------
                                                       100.0         100.0                     100.0         100.0

Operating costs and expenses:
     Cost of product sales                               9.8           9.3                      10.2           9.4
     Operating and selling                              72.9          72.7                      71.3          71.9
     General and administrative                          5.6           6.3                       5.5           6.6
     Amortization of intangibles                         1.5           2.3                       1.4           2.3
                                                   ---------     ---------                 ---------     ---------
                                                        89.8          90.6                      88.4          90.2

Income from operations                                  10.2           9.4                      11.6           9.8
Nonoperating income (expense), net                      (1.9)         (1.6)                    (10.2)         (1.2)
                                                   ---------     ---------                 ---------     ---------
Income before income taxes                               8.3           7.8                       1.4           8.6
Provision for income taxes                              (3.3)         (3.1)                     (0.6)         (3.4)
                                                   ---------     ---------                 ---------     ---------
Net income                                               5.0           4.7                       0.8           5.2
                                                   =========     =========                 =========     =========

Number of stores                                         661           382                       661           382


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenue

Revenue increased $46.1 million, or 72%, in the current year second quarter compared to the prior year second quarter primarily due to the increase in the number of superstores operated by the Company. During the three months ended June 30, 1997, the Company added 60 new superstores, ending the period with 661 superstores in 33 states compared to 382 stores in 25 states at the end of the corresponding period in 1996. Revenues were also favorably impacted by a 5% increase in comparable store revenue. The Company's pricing of videocassette rentals and merchandise for sale has not changed significantly compared to the second quarter of 1996.


Operating Costs and Expenses:

Cost of Product Sales

The cost of product sales as a percentage of product sales increased from 61.5% in the prior year second quarter to 63.8% in the current year second quarter. The Company's gross margin on product sales is affected by the proportion of hit sell-through titles, since the hit titles generally have a lower gross margin markup. The Company's gross margin was negatively impacted due to the Company selling more of the hit sell-through titles in the current year second quarter as compared to the corresponding period of the prior year.


Operating and Selling

Operating expenses, which principally consist of all store expenses including payroll, occupancy, advertising, depreciation and rental revenue sharing, increased slightly as a percentage of total revenue to 72.9% for the second quarter of 1997, compared to 72.7% for the same period last year. The percentage increase in operating expenses was primarily due to an increase in lease costs resulting from the Company's decision to finance certain furniture, fixtures and equipment purchased in 1996, mostly offset by lower depreciation expenses as a percentage of total revenue and a decline in other store operating expenses. Other store operating expenses decreased due to the continued emphasis by the Company on reducing costs incurred at the store.


General and Administrative

General and administrative expenses increased from $4.0 million, or 6.3% of total revenue, for the three months ended June 30, 1996 to $6.2 million, or 5.6% of total revenue, for the three months ended June 30, 1997. The dollar increase was primarily due to the cost of managing additional stores and the ongoing staffing of the Company's corporate and regional zone offices. The Company continues to expect general and administrative expenses to decrease as a percentage of sales.


Amortization of Intangibles

Amortization of intangibles increased slightly from $1.5 million, or 2.3% of total revenue, for the three months ended June 30, 1996 to $1.6 million, or 1.5% of total revenue, for the three months ended June 30, 1997.

Interest Expense

Interest expense increased from $1.0 million for the three months ended June 30, 1996 to $2.1 million for the three months ended June 30, 1997. This increase was primarily attributable to the Company's higher level of borrowing under its revolving line of credit in the current year second quarter compared to the prior year second quarter.


Income Taxes

The effective tax rate for the Company was 40% for both the current year second quarter and the prior year second quarter.


Liquidity and Capital Resources

The Company's principal capital requirements are for opening new stores, the purchase of new release rental inventory and the possible acquisition of existing stores. The Company has funded its operations primarily through cash from operations, the proceeds of five public equity offerings, loans under the Company's revolving bank line of credit, trade credit and equipment leases.

At March 31, 1997, the Company had cash and cash equivalents of approximately $13.6 million and working capital of $17.3 million.

The Company ended the period with $5.8 million in cash. Working capital as of June 30, 1997 totaled $8.4 million compared to $6.4 million at December 31, 1996. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Net cash provided by operating activities increased by $23.0 million in the current year first two quarters compared to the corresponding period of the prior year. This increase was primarily due to improved results of operations, net of the noncash impact of the warrants (issued with respect to the settlement of the class action litigation) and depreciation and amortization expense, combined with a net favorable change in other working capital accounts. The above increases were partially offset by a net unfavorable change in deferred income taxes resulting from the current deductibility of expenses associated with the settlement of the class action litigation.

Net cash used by investing activities increased by $73.8 million in the current year first two quarters compared to the prior year first two quarters, primarily due to increased purchases of videocassette rental inventory for new and existing stores and capital expenditures with respect to new store construction, remodeling of certain existing stores and for the continued development of information management systems.

Cash provided by financing activities increased by $69.0 million in the current year first two quarters compared to the prior year first two quarters. The prior year included the repurchase of mandatory redeemable stock, combined with an increase in cash generated from the exercise of stock options and related tax benefit in the current year. In addition, the Company had lower debt service requirements in the current year.

In February 1997, the Company replaced its previous revolving credit agreement with a new $150 million revolving credit agreement. Under the agreement funds borrowed bear interest, at the Company's option, at IBOR or the bank's base rate, plus approximately 1.25%, depending on the amount of borrowings. The Company must also pay a fee of 0.3% per annum on the available and unused portion of the credit facility. Amounts outstanding under the credit line are collateralized by substantially all the assets of the Company. The availability of borrowings under the revolving credit agreement is based on the level of eligible inventory, the Company's financial performance and compliance with certain covenants and financial ratios. The credit line effectively expires on September 30, 1997.

On July 18, 1997, the Company received a commitment letter from a syndicate of banks to provide a new $300.0 million revolving credit facility (the "New Credit Facility"). This credit facility will replace the Company's existing $150.0 revolving bank credit agreement and will become effective upon execution of definitive documentation and the satisfaction of customary closing conditions. The transaction is expected to be completed by the end of August 1997.

On August 13, 1997, the Company sold $200.0 million aggregate principal amount of 10-5/8% senior subordinated notes due 2004 (the "Notes"). The Company intends to use the net proceeds from the sale of the Notes to repay the amount outstanding under the Company's existing credit facility, which was $130.0 million as of June 30, 1997. The remaining funds will be used to fund expansion and for working capital and other general corporate purposes.

If the new Credit Facility is established, the Company believes the amounts available for borrowing under the New Credit Facility and the proceeds of the Notes, together with projected cash flow from operations, cash on hand and equipment leases and trade credit, will be sufficient to fund its expansion through at least 1999. If the New Credit Facility is not established and if the Company is able to obtain an amendment to the Existing Credit Facility extending its term or arrange for similar financing in the aggregate amount of at least $150 million, the Company believes the amounts available for borrowing under the Existing Credit Facility or such alternative arrangement and the proceeds of the Notes, together with projected cash flow from operations, cash on hand and equipment leases and trade credit, will permit it to achieve its planned expansion in 1997 and 1998, but the Company will need to obtain additional financing to achieve its expansion goals thereafter. If the New Credit Facility is not established and the Existing Credit Facility is not extended or an alternative credit arrangement is not secured, the Company believes it will need to find additional funding sources to continue its planned expansion beyond the end of 1997.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

In March 1997 the Company reached a settlement of the securities litigation initiated in December 1995. The settlement was approved by the Court on July 31, 1997 and is subject to appeal for 30 days by members of the plaintiff class. The settlement consists of warrants valued at $9.0 million to purchase the Company's common stock and $6.0 million in cash or, at the Company's option, $15 million in cash. It is anticipated that the warrants will be issued in September 1997, will have a one-year term, and will have an exercise price of approximately $5.00 per share in excess of the Company's common stock price at the time of issuance. The Company may, however, at its option reduce the spread between the stock price and the exercise price and/or lengthen the exercise period so long as the value of the warrants remains at $9.0 million on the date of issuance. The Company agreed to the settlement to avoid further litigation expense and inconvenience and to put an end to all controversy and claims related to the subject of litigation. In the settlement, the Company has specifically disclaimed and denied any liability or wrongdoing and that any person has suffered any harm or damage as a result of any of the matters alleged in the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting on May 28, 1997, the holders of the Company's outstanding Common Stock took the actions described below. At the Annual Meeting 36,646,646 shares of Common Stock were issued and outstanding and entitled to vote.

     1. The shareholders elected each of Mark J. Wattles, Donald J. Ekman, James
N. Cutler, Jr. and Richard A. Galanti to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

               Mark J. Wattles
               ---------------

                    32,570,115    shares in favor
                       139,614    shares against or withheld
                             0    abstentions
                             0    broker nonvotes


               Donald J. Ekman
               ---------------

                    32,570,515    shares in favor
                       139,214    shares against or withheld
                             0    abstentions
                             0    broker nonvotes

          James N. Cutler, Jr.
          --------------------

                    32,570,615    shares in favor
                       139,114    shares against or withheld
                             0    abstentions
                             0    broker nonvotes

            Richard A. Galanti
            ------------------

                    32,569,365    shares in favor
                       139,364    shares against or withheld
                             0    abstentions
                             0    broker nonvotes

     2. The shareholders adopted, by the vote indicated below, amendments to the Company's 1993 Stock Incentive Plan to increase the number of shares reserved for issuance from 5,200,000 to 10,000,000 shares, to change per employee limits on grants and to make certain technical adjustments to the plan.

                    17,164,344    shares in favor
                    12,788,692    shares against or withheld
                        25,701    abstentions
                     2,730,992    broker nonvotes


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.1 -   Hollywood Entertainment Corporation 1993
                  Stock Incentive Plan, as amended

         27.  -   Financial data schedule submitted in
                  Electronic format Only

   (b)   Reports on Form 8-K
         None filed during the Quarter

                       HOLLYWOOD ENTERTAINMENT CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOLLYWOOD ENTERTAINMENT CORPORATION
                                  -----------------------------------
                                             (Registrant)




   August 14, 1996                      /s/ FORREST MARK WOLFINGER
-----------------------           -----------------------------------
        (Date)                            Forrest Mark Wolfinger
                                         Chief Financial Officer
                                  (Principal financial and accounting
                                         officer of the registrant)

                                 EXHIBIT INDEX

                                                                      Sequential
Ex. No.       Description                                              Page No.
-------       -----------                                              --------

  10.1        Hollywood Entertainment Corporation 1993
              Stock Incentive Plan, as amended

  27          Financial Data Schedule