Form 10-Q
period 1997-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1997-11-14
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from     to

                         Commission File Number 0-21824
                                 ---------------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
               (Exact name of registrant as specified in charter)


                   Oregon                                  93-0981138
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)


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

As of November 11, 1997, there were 36,782,846 shares of the registrant's Common Stock outstanding.

                       HOLLYWOOD ENTERTAINMENT CORPORATION

                               September 30, 1997



                                                                           Page
                                                                          Number

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Income                           3

               Consolidated Balance Sheets                                 4

               Consolidated Statements of Cash Flows                       5

               Notes to Consolidated Financial Statements                  6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                           12

Signatures

Part I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                       (Thousands, except per share data)

                                                            Three Months                                 Nine Months
                                                        Ended September 30,                          Ended September 30,
                                               ---------------------------------------       -------------------------------------
                                                     1997                   1996                   1997                 1996
                                               ----------------     ------------------       ----------------    -----------------
Revenue:
     Rental revenue                                  $ 106,096               $ 63,993              $ 290,811            $ 173,052
     Product sales                                      18,525                 11,703                 54,287               31,666
                                                 --------------        ---------------         --------------      ---------------
                                                       124,621                 75,696                345,098              204,718
                                                 --------------        ---------------         --------------      ---------------

Operating costs and expenses:
     Cost of product sales                              11,586                  7,018                 34,015               19,194
     Operating and selling                              92,880                 51,824                250,133              144,558
     General and administrative                          6,335                  4,367                 18,501               12,856
     Amortization of intangibles                         1,677                  1,530                  4,800                4,537
                                                 --------------        ---------------         --------------      ---------------
                                                       112,478                 64,739                307,449              181,145
                                                 --------------        ---------------         --------------      ---------------

Income from operations                                  12,143                 10,957                 37,649               23,573

Nonoperating income (expense):
     Interest income                                       177                     11                    285                  139
     Interest expense                                   (3,762)                (1,232)                (7,379)              (2,857)
     Litigation settlement                                   -                      -                (18,874)                   -
                                                 --------------        ---------------         --------------      ---------------

Income before income taxes and extraordinary
     item                                                8,558                  9,736                 11,681               20,855

Provision for income taxes                              (3,423)                (3,894)                (4,672)              (8,281)
                                                 --------------        ---------------         --------------      ---------------

Income before extraordinary item                         5,135                  5,842                  7,009               12,574

Extraordinary loss on extinguishment of debt
     (net of income tax benefit of $372)                  (563)                     -                   (563)                   -
                                                 --------------        ---------------         --------------      ---------------

Net income                                             $ 4,572                $ 5,842                $ 6,446             $ 12,574
                                                 ==============        ===============         ==============      ===============

----------------------------------------------------------------------------------------------------------------------------------
Net income per share:
     Before extraordinary item                          $ 0.14                 $ 0.17                 $ 0.19               $ 0.36

     Extraordinary loss on extinguishment of
       debt                                              (0.02)                     -                  (0.02)                   -
                                                 --------------        ---------------         --------------      ---------------

Net income per share                                    $ 0.12                 $ 0.17                 $ 0.17               $ 0.36
                                                 ==============        ===============         ==============      ===============

----------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                     37,694                 35,089                 37,873               34,971
                                                 ==============        ===============         ==============      ===============

Number of Stores                                           782                    453                    782                  453
                                                 ==============        ===============         ==============      ===============

    The accompanying notes are an integral part of this financial statement.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (Thousands, except share amounts)

                                                                   September 30,        December 31,
                                                                       1997                 1996
                                                                  ----------------     ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                          $   4,406           $  12,849
     Construction and other receivables                                    28,954              25,785
     Merchandise inventories                                               45,604              45,255
     Prepaid expenses and other current assets                              5,755               3,232
                                                                  ----------------     ---------------
         Total current assets                                              84,719              87,121

Videocassette rental inventory, net                                       204,456             144,264
Property and equipment, net                                               189,907             115,812
Goodwill, net                                                              95,138              99,229
Deferred tax asset                                                          4,238                 783
Other assets, net                                                          12,016               2,574
                                                                  ----------------     ---------------

                                                                        $ 590,474           $ 449,783
                                                                  ================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations                        $   3,000           $     205
     Accounts payable                                                      59,097              67,207
     Accrued liabilities                                                   13,895              10,402
     Income taxes payable                                                     670               2,914
                                                                  ----------------     ---------------
         Total current liabilities                                         76,662              80,728

Long-term obligations, less current portion                               206,059              82,156
Other liabilities                                                          15,653              12,196

Shareholders' equity:
     Preferred stock, 25,000,000 shares authorized;
         no shares issued and outstanding                                       -                   -
     Common stock, no par value, 100,000,000 shares authorized;
         36,776,271 and 36,006,201 shares issued
         and outstanding, respectively                                    248,770             238,021
     Retained earnings                                                     45,438              38,992
     Intangible assets, net                                                (2,108)             (2,310)
                                                                  ----------------     ---------------
         Total shareholders' equity                                       292,100             274,703
                                                                  ----------------     ---------------

                                                                        $ 590,474           $ 449,783
                                                                  ================     ===============

    The accompanying notes are an integral part of this financial statement.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                         ---------------------------------------
                                                                              1997                    1996
                                                                         ----------------        ---------------
Operating activities:
     Net income                                                                $   6,446              $  12,574
     Adjustments to reconcile net income to cash
         provided by operating activities:
     Extraordinary loss on extinguishment of debt                                    563                      -
     Depreciation and amortization                                                95,846                 61,818
     Change in deferred income taxes                                              (2,427)                 3,683
     Net change in operating assets and liabilities:
         Merchandise inventories                                                    (349)                (7,696)
         Accounts payable                                                         (8,110)                (6,734)
         Other current assets and liabilities                                      1,155                  4,104
                                                                         ----------------        ---------------
             Cash provided by operating activities                                93,124                 67,749
                                                                         ----------------        ---------------

Investing activities:
     Construction and other receivables                                           (3,169)                 1,740
     Purchases of videocassette rental inventory, net                           (137,630)               (74,993)
     Purchases of property and equipment, net                                    (87,703)               (42,230)
     Increase in intangibles and other assets                                     (4,512)                  (236)
                                                                         ----------------        ---------------
             Cash used in investing activities                                  (233,014)              (115,719)
                                                                         ----------------        ---------------

Financing activities:
     Proceeds from the issuance of common stock                                    4,695                      -
     Issuance of long-term obligations                                           204,000                      -
     Repayments of long-term obligations                                          (1,302)                (7,422)
     Tax benefit from exercise of stock options                                    2,381                   (207)
     Proceeds from exercise of stock options                                       3,673                    787
     Repurchase of mandatorily redeemable stock                                        -                (54,250)
     (Decrease) increase in revolving loan, net                                  (82,000)                85,000
                                                                         ----------------        ---------------
             Cash provided by financing activities                               131,447                 23,908
                                                                         ----------------        ---------------

Decrease in cash and cash equivalents                                             (8,443)               (24,062)
Cash and cash equivalents at beginning of year                                    12,849                 29,980
                                                                         ----------------        ---------------
Cash and cash equivalents at end of third quarter                              $   4,406              $   5,918
                                                                         ================        ===============

    The accompanying notes are an integral part of this financial statement.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 31, 1997.

1.   Accounting Policies

     The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1996 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.   Statements of Changes in Shareholders' Equity

     An analysis of the shareholders' equity amounts for the three quarters ended September 30, 1997 is as follows:

                                                          Common Stock
                                                  ------------------------------   Intangible        Retained
(Thousands, except share amounts)                     Shares         Amount          Assets          Earnings          Total
                                                  ------------------------------  --------------  ---------------- --------------
Balance at December 31, 1996                          36,006,201      $ 238,021        $ (2,310)         $ 38,992       $274,703
  Public offering of common stock, net                   300,000          4,695               -                 -          4,695
  Issuance of common stock under option plan             470,070          3,673               -                 -          3,673
  Tax benefit from exercise of stock options                   -          2,381               -                 -          2,381
  Amortization of intangible assets                            -              -             202                 -            202
  Net income                                                   -              -               -             6,446          6,446
                                                  ------------------------------  --------------  ---------------- --------------
Balance at September 30, 1997                         36,776,271      $ 248,770        $ (2,108)         $ 45,438       $292,100
                                                  ==============================  ==============  ================ ==============

3.   Long-term Obligations

     In August 1997, the Company issued $200 million principal amount senior subordinated notes (the "Notes") due August 15, 2004. The proceeds received from the sale of the Notes, net of offering costs of $6.0 million, were used to repay the entire outstanding indebtedness under the then existing bank revolving loan. The Company recorded the charge for the write-off of the remaining deferred financing costs related to the indebtedness repaid as an extraordinary loss of $ 0.5 million, net of related income tax benefit of $0.4 million, in the current year third quarter.

     In September 1997, the Company entered into a new senior revolving credit agreement which provides for the availability of up to $300 million in aggregate extension of credit. The maximum available amount of $300 million will be reduced by $37.5 million per quarter beginning December 5, 2000. The outstanding balance is due and payable on September 5, 2002. Revolving credit loans under the credit agreement bear interest, at the Company's option, at an applicable margin over the agent bank's base rate or the IBOR rate. The applicable margin is based upon the ratio of consolidated indebtedness to consolidated adjusted EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2% of any unused portion of the credit agreement. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness to earnings before interest expense, taxes, depreciation and amortization less 30% of total rental revenues for all stores after deducting from such 30% of total revenues any cash charges associated with the acquisition of inventory (adjusted EBITDA); adjusted EBITDA less taxes paid in cash to interest expense; maintenance of average store contribution levels; and the maintenance of a minimum net worth. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company.

4.   Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of total revenue and (ii) the number of stores open at the end of each period.

                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                             -----------------------------     -----------------------------
                                                     1997             1996             1997             1996
                                             ------------     ------------     ------------     ------------
                                                        (Unaudited)                       (Unaudited)
                                                         (Percent)                         (Percent)
Revenue:
     Rental revenue                                  85.1%            84.5%            84.3%            84.5%
     Product sales                                   14.9             15.5             15.7             15.5
                                             ------------     ------------     ------------     ------------
                                                    100.0            100.0            100.0            100.0

Operating costs and expenses:
     Cost of product sales                            9.3              9.3              9.8              9.4
     Operating and selling                           74.5             68.5             72.5             70.6
     General and administrative                       5.1              5.8              5.4              6.3
     Amortization of intangibles                      1.4              2.0              1.4              2.2
                                             ------------     ------------     ------------     ------------
                                                     90.3             85.6             89.1             88.5

Income from operations                                9.7             14.4             10.9             11.5
Nonoperating income (expense), net                   (2.8)            (1.6)            (7.5)            (1.3)
                                             ------------     ------------     ------------     ------------
Income before income taxes and
     extraordinary item                               6.9             12.8              3.4             10.2
Provision for income taxes                           (2.8)            (5.1)            (1.4)            (4.0)
                                             ------------     ------------     ------------     ------------
Income before extraordinary item                      4.1              7.7              2.0              6.2
Extraordinary loss on extinguishment
     of debt                                         (0.4)               -             (0.1)               -
                                             ------------     ------------     ------------     ------------

Net income                                            3.7%             7.7%             1.9%             6.2%
                                             ============     ============     ============     ============

Number of superstores                                 782              453              782              453
                                             ============     ============     ============     ============

Revenue

     Revenue increased by $140.4 million, or 69%, in the current year three quarters and by $48.9 million, or 65%, in the current year third quarter compared with the corresponding periods of the prior year, respectively. These increases were primarily due to the opening by the Company of 231 and 121 new superstores in the current year three quarters and third quarter, respectively. The Company ended the quarter with 782 stores in 39 states compared with 453 stores in 30 states in the corresponding period of the prior year. Revenue was also favorably impacted by an increase of 4% and 2% in comparable store revenue in the current year three quarters and third quarter, respectively. The Company's pricing of videocassette rentals and merchandise for sale has not changed significantly in 1997 compared with 1996.

Operating Costs and Expenses

Cost of Product Sales

     The cost of product sales as a percentage of product sales increased from 60.6% and 60.0%, in the prior year three quarters and third quarter, respectively, to 62.7% and 62.5% in the current year three quarters and third quarter, respectively. The Company's gross margin on product sales is affected by the proportion of hit sell-through titles, since the hit titles generally have a lower gross margin markup. The Company's gross margin was negatively impacted by the increased sales of hit sell-through titles in the current year three quarters and third quarter compared to the corresponding periods of the prior year.

Operating and Selling

     Operating and selling expenses consist principally of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing. Operating and selling expenses increased by $105.6 million, or 73%, in the current year three quarters, and increased by $41.1 million, or 79%, in the current year third quarter compared with the corresponding periods of the prior year. The increases were primarily due to the opening by the Company of new superstores in the current year, as noted above.

General and Administrative

     General and administrative expenses increased by $5.6 million, or 44%, in the current year three quarters, and increased by $2.0 million, or 45%, in the current year third quarter, compared with the corresponding periods of the prior year. The increase was primarily due to the cost of managing additional stores and the staffing of the Company's corporate and regional zone offices. The decrease as a percentage of total revenue was due to the increase in total revenue without a proportional increase in corporate overhead.

Amortization of Intangibles

     Amortization of intangibles increased slightly by $0.3 million in the current year three quarters, and increased by $0.1 million, in the current year third quarter compared with the corresponding periods of the prior year.

Interest Expense

     Interest expense was $7.4 million and $3.8 million for the current year three quarters and third quarter, respectively, compared with $2.9 million and $1.2 million for the corresponding periods of the prior year. The increase in interest expense was primarily due to increased levels of borrowing associated with the issuance of the senior subordinated notes (see Note 3) combined with increased borrowings under its previous revolving credit facility.

Income Taxes

     The effective tax rate for the Company was a provision of 40 percent for both the current and prior year three quarters and third quarter, respectively.

Liquidity and Capital Resources

     The Company generates substantial operating cash flow since most of its revenue is received in cash. The amount of cash generated from operations in the current year three quarters significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures (including purchases of videocassette inventory) of the Company are primarily funded by the excess operating cash flow and from the excess proceeds from the debt recapitalization (see Cash Provided by Financing Activities). In addition, the Company has a revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. The Company believes that the cash flow from operations, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its planned expansion through at least 1999.

     The Company ended the period with $4.4 million in cash. Working capital as of September 30, 1997 totaled $8.1 million compared with $6.4 million at December 31, 1996. Videocassette rental inventories are accounted for as noncurrent assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating  Activities

     Net cash provided by operating activities increased by $25.4 million in the current year three quarters compared with the corresponding period of the prior year primarily due to the non-cash impact of higher depreciation and amortization expenses, partially offset by lower results of operations in the current year three quarters (see Results of Operations).

Cash Used in Investing Activities

     Net cash used in investing activities increased by $117.3 million in the current year three quarters compared with the corresponding period of the prior year, primarily due to the increased purchases of videocassette rental inventory for new and existing stores and capital expenditures with respect to new store construction, remodeling of certain existing stores and for the continued development of information management systems.

Cash Provided by Financing Activities

     Net cash provided by financing activities increased by $107.5 million in the current year three quarters compared with the corresponding period of the prior year as a result of the recapitalization of the Company's debt structure through the issuance of $200 million of 10 5/8% senior subordinated notes (the Notes), all of the principal of which is due August 15, 2004 (see Note 3). The proceeds from the issuance of the Notes, net of offering costs of $6.0 million, were used to repay a previously existing bank revolving loan. The excess proceeds from the issuance were used to fund capital expenditures (including purchase of videocassette rental inventory) in the current year three quarters. In connection with the issuance of the Notes, the Company entered into a new revolving credit agreement which provided for the availability of up to $300 million in revolving credit loans. As of September 30, 1997, the Company had no outstanding revolving credit loans under the credit facility.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     In March 1997 the Company reached a settlement of the securities litigation initiated in December 1995. The settlement was approved by the court on July 31, 1997 and became final 30 days later. The Company paid $8.8 million to settle the litigation in the quarter ended September 30, 1997 (in addition to $6.0 million paid in the quarter ended June 30, 1997). The Company agreed to the settlement to avoid further litigation expense and inconvenience and to put an end to all controversy and claims related to the subject of litigation. In the settlement, the Company has specifically disclaimed and denied any liability or wrongdoing and that any person has suffered any harm or damage as a result of any of the matters alleged in the litigation.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          1. Exhibit (10) - Revolving Credit Agreement, dated as of September 5, 1997, among the Registrant, as Borrower, and Societe Generale, DLJ Capital Funding, Inc., Goldman Sachs Credit Partners L.P. and certain other financial institutions, as Lenders, and Societe Generale, as Agent for the Lenders, Donaldson, Lufkin & Jenrette Securities Corporation, as Administrative Agent, Goldman Sachs Credit Partners, L.P., as Documentation Agent, and Credit Lyonnais Los Angeles Branch, Barclays Bank PLC, Deutsche Bank AG, New York Branch, U.S. Bank National Association and KeyBank National Association, as Co-Agents (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 of the Registrant (File No. 333-351))

          2. Exhibit (27) - Financial data schedule submitted in electronic format only

     (b) Reports on Form 8-K. Listed below are all Current Reports on Form 8-K that were filed during the quarter covered by this report, listing the items reported and the dates of such reports.

          1. Current Report on Form 8-K filed July 21, 1997, announced the proposed private placement of $200 million aggregate principal amount of senior subordinated notes.

          2. Current Report on Form 8-K filed July 22, 1997, announced the Company's financial results for the three and six months ended June 30, 1997.

          3. Current Report on Form 8-K filed August 8, 1997, announced that the Company entered into an agreement to sell $200 million aggregate principal amount of 10-5/8% senior subordinated notes.

                       HOLLYWOOD ENTERTAINMENT CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HOLLYWOOD ENTERTAINMENT CORPORATION
                                     (Registrant)





      November 14, 1997                     /s/ FORREST MARK WOLFINGER
-----------------------------          ---------------------------------------
       (Date)                                   Forrest Mark Wolfinger
                                                Chief Financial Officer
                                         (Principal financial and accounting
                                              officer of the registrant)