Form 10-K
period 1997-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 1998-03-31
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1997
                           ---------------------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission file number         0-21824
                       -----------------------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                Oregon                                       93-0981138
--------------------------------------------------------------------------------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       identification No.)

   25600 SW Parkway Center Drive Wilsonville, OR                  97070
--------------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

                                 (503) 570-1600
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Title of Each Class               Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------
        Common Stock                             Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     On March 13, 1998, the registrant had 36,882,046 outstanding shares of Common Stock, and on such date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant was $328,152,437 based upon the last sale price reported for such date on the Nasdaq National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of registrant's Proxy Statement which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1997.

                       Hollywood Entertainment Corporation

                           Annual Report on Form 10-K

                          Year Ended December 31, 1997


Item                                                                        Page
----                                                                        ----

                                     PART I

1.    Business................................................................ 3
2.    Properties..............................................................10
3.    Legal Proceedings.......................................................11
4.    Submission of Matters to a Vote of Security Holders.....................12
4(a). Executive Officers and Key Employees of the Registrant..................12

                                     PART II

5.    Market for Registrant's Common Stock and Related Stockholder Matters....16
6.    Selected Financial Data.................................................17
7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................19
8.    Financial Statements and Supplementary Data.............................24
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................24

                                    PART III

10.   Directors and Executive Officers of the Registrant......................25
11.   Executive Compensation..................................................25
12.   Security Ownership of Certain Beneficial Owners and Management..........25
13.   Certain Relationships and Related Transactions..........................25

                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........26

                                     PART I

Item 1.  Business

General

     Hollywood Entertainment Corporation (the "Company") operates the nation's second largest video store chain. Founded in 1988, the Company operates 907 video retail superstores in 42 states as of December 31, 1997 and, according to video industry analyst, Paul Kagan Associates, Inc. ("Paul Kagan"), the Company operates the highest volume video stores in the nation. The Company opened its first video superstore in October 1988 and had grown to 25 superstores in two states at the end of 1993, 113 superstores in eight states at the end of 1994, 305 stores in 23 states at the end of 1995, 551 superstores in 29 states at the end of 1996 and 907 superstores in 42 states at the end of 1997. As a result, the Company's revenue increased from $17.3 million in 1993 to $500.5 million in 1997. The Company opened 356 superstores in 1997 and plans to open approximately 400 new superstores in 1998.

     As part of its goal to build a strong national brand, the Company has developed a store format and design that captures the bright lights, excitement and energy of the motion picture industry and enables the public to easily identify and recognize Hollywood Video superstores. Hollywood Video superstores average approximately 7,500 square feet and typically carry approximately 10,000 titles and 16,000 videocassettes and video games, consisting of many copies of popular new releases and an extensive selection of older or "catalog" movies classified into 28 categories, including "Adventure," "Comedy," "Drama," "Classics," and "Children." The Company's goal is to offer more copies of popular new videocassette releases and more titles than its competitors to achieve greater customer satisfaction and to encourage repeat visits. Each Hollywood Video superstore rents videocassettes, video games and videocassette and video game players and sells videocassettes, video games, accessories and confectionary items. Hollywood Video superstores are typically located in high traffic locations, in stand-alone buildings, at the end of shopping strips or in other highly visible locations.

Industry Overview

     Video Retail Industry. According to Paul Kagan, the United States ("U.S.") videocassette rental and sales industry has grown from $9.8 billion in revenue in 1990 to approximately $15.6 billion in revenue in 1996, and is expected to reach $18.6 billion in 2001. The video retail industry is highly fragmented and in recent years has been characterized by increased consolidation as larger "superstore" chains, video stores with at least 7,500 videocassettes, have continued to increase market share by opening new stores and acquiring smaller, local operators. According to the Video Software Dealers Association, a video retailing industry association, the number of video specialty stores has decreased from 31,500 in 1990 to 27,000 in 1996. The Company believes approximately 7,200 of the remaining stores were superstores, including approximately 3,700 stores owned by the Blockbuster Entertainment, Division of Viacom, Inc. ("Blockbuster"). The Company believes this consolidation will continue as the video retail industry evolves from "mom-and-pop" stores to regional and national superstore chains.

     Movie Studio Dependence on Video Retail Industry. According to Paul Kagan, the video retail industry is the single largest source of revenue to movie studios and represented approximately $4.5 billion, or 45%, of the $9.9 billion of estimated domestic studio revenue in

1996. Of the hundreds of movies produced and released by the major studios each year in the U.S., relatively few are profitable for the movie studio based on box office revenue alone. According to the Motion Picture Association of America ("MPAA"), between 1990 and 1996 only 7% of all movies released generated in excess of $20 million in U.S. theater revenue for studios. Over the same period, members of the MPAA reported that the average production, advertising and distribution cost per movie increased from $38.8 million to $59.7 million. The Company believes the consumer is more likely to view "non-hit" movies on rented videocassette than in any other medium because video retail stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, video retail stores, including those operated by the Company, purchase movies on videocassette regardless of whether the movies were successful at the box office, thus providing the major movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, the Company believes movie studios are highly motivated to protect this unique and significant source of revenue.

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

     Order of Sequential Release Windows to Primary Channels of Distribution

              First         Movie theaters
              Second        Video retail stores
              Third         Pay-per-view television (including direct broadcast
                            satellite)
              Fourth        Pay cable (HBO, Showtime, etc.)
              Fifth         Basic cable television
              Sixth         Network television
              Seventh       Syndicated television

     Trends in Video Rentals and Sales. The domestic video retail industry includes both rentals and sales. Movie studios determine videocassette suggested retail prices to both consumers and video rental stores and, through that pricing, influence the relative levels of videocassette rental and sales. Videocassettes released at a relatively high price, typically $60 to $65 wholesale, are generally purchased by video retail stores and promoted primarily as a rental title and then later re-released by the studios at a lower price, typically $10 to $20 wholesale, to promote sales directly to consumers ("sell-through"). Certain high grossing box office films, generally with box office revenue in excess of $100 million, are released on videocassette at a relatively low initial price, typically $12 to $17 wholesale, and are generally purchased by video retailers, mass merchants, grocery stores and other retailers and promoted both as a rental title and for sell-through.

     The availability of "hit" sell-through movie titles, with their lower initial prices, allows video retailers to stock more copies of these "hit" movies for rental at a substantially lower aggregate cost. In addition, movie studios typically spend substantial amounts to promote these "hit" sell-through titles, which the Company believes creates extraordinarily high consumer awareness. As a result, rental demand for these titles is much higher than for comparable "hit" titles initially priced and promoted for rental. Because the best selling sell-through titles are often among the leading rental titles, the return on investment in rental inventory for those titles is typically much higher than for comparable titles initially priced and promoted for rental.

     The consumer market has historically been primarily a rental market. According to Paul Kagan, video rental revenue has increased from $6.6 billion in 1990 to $7.7 billion in 1996 and is expected to increase to $8.2 billion in 2001. At the same time, consumers attracted by cross promotions and lower videocassette prices have begun to spend more on purchasing videos. Video sales have increased from $3.2 billion in 1990 to $7.9 billion in 1996 and are expected to increase to $10.4 billion in 2001. As a result, video sales as a percentage of total industry revenue have increased from approximately 32% in 1990 to approximately 50% in 1996.

Business  Strategy

     The Company's goal is to be a dominant national video retailer and to build a strong national brand which consumers will identify with the entertainment industry. The Company has developed an effective superstore format that distinguishes it from competitors. The Company attempts to quickly establish a leadership position in each of the markets in which it opens stores and has successfully competed in both well-developed and relatively untapped markets. The Company's business strategy includes the following key elements:

     Expansion Through Company-Built Stores. Of the Company's 907 video superstores at December 31, 1997, 782 superstores had been opened as new stores, and since December 31, 1995, all of the Company's expansion has been through the opening of new superstores rather than through acquisitions.

     Broad Selection and Superior Availability. The Company strives to provide its customers with the broadest selection of videocassette movies and video games. Hollywood Video superstores typically carry approximately 10,000 titles and 16,000 videocassettes and video games. The Company's goal is to offer more copies of popular new videocassette releases and more titles than its competitors. The Company typically purchases 35 to 95 copies of "hit" movies for each store.

     Exciting, Enjoyable and Convenient. The Company's superstores are designed to capture the bright lights, excitement and energy of the motion picture industry. The Company focuses on creating an atmosphere that invites consumers into the store, encourages browsing and generates repeat customers. Hollywood Video superstores are typically located in high traffic, high-visibility locations. The Company believes excellent customer service, a bright, clean and friendly shopping environment and convenient store locations are important to its success.

     Excellent Entertainment Value. The Company offers consumers the opportunity to rent any of its approximately 10,000 catalog movie titles for five days for only $1.50. All new release movies and video games can be rented in most locations for $3.00 per day. The Company believes movie rental in general, and its pricing structure and rental terms in particular, provide consumers convenient entertainment and excellent value.

Advertising and Marketing

     The Company primarily has used radio and direct mail advertising and occasionally television to promote its business. The Company primarily uses cooperative movie advertising funds made available by studios and suppliers to promote certain videocassettes. The Company also benefits from advertising and marketing by studios and theaters to promote films and increase box office revenues. The Company utilizes alternative pricing strategies and promotions in building customer loyalty and building market share. The Company intends to increase its advertising expenditures in the near future.

Inventory and Information Management

     Inventory Management. The Company maintains detailed information on inventory utilization. Rental activity is tracked by individual videocassette and video game to determine appropriate buying, distribution and disposition of videocassettes and video games. The system provides information allowing the Company to determine the appropriate time to move videocassettes and video games from new releases to catalog, sell-through, or to redistribute to new stores. The Company's inventory of videocassettes and video games for rental is prepared according to uniform standards. Each new videocassette and video game is removed from its original carton and placed in a rental case with a magnetic security device and bar coding is affixed to each videocassette and video game.

     Information Management. The Company utilizes a scalable client-server system and maintains two distinct system areas: a point-of-sale ("POS") system and a corporate information system. The Company maintains information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and videocassette rental patterns. This system allows the Company to compare current performance against historical performance and the current year's budget, manage inventory, make purchasing decisions on new releases and manage labor costs. The Company believes its system has the ability to continue to improve customer service, operational efficiency and management's ability to monitor critical performance factors. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

Hollywood Video Store Design

     Hollywood Video superstores average approximately 7,500 square feet and are substantially larger than the stores of most its competitors. The store exteriors generally feature large Hollywood Video signs and colors, which make the Company's stores easily visible to and recognizable by consumers. The interior of each store is clean and brightly lit. The Company's superstores are decorated with colorful neon, murals depicting popular screen stars and walls of video monitors with hi-fi audio accompaniment to create an exciting Hollywood environment. Movies in all of the Company's superstores are organized into 28 categories, and videocassettes are arranged alphabetically by title within each category to assist customers in locating the movies. New releases are prominently displayed in easily recognizable locations within the store. Videocassettes are displayed with the box cover facing the customer for ease of selection and visual impact. The Company uses wall-mounted and free-standing shelves arranged in wide aisles to provide access to products and to encourage the movement of customers throughout the store.

Expansion Strategy

     The Company opened its first video superstore in October 1988 and had grown to 25 stores in Oregon and Washington by the end of 1993. In 1994, the Company significantly accelerated its store expansion program, adding 88 new stores (55 of which were acquired) and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995, the Company opened 122 new stores, acquired 70 stores and entered major new markets in the midwest, southwest, east and southeast regions of the United States. In 1996, the Company opened 250 new stores. The Company's expansion strategy is to continue to open or, to a lesser extent, acquire stores in regions where it has existing operations and to expand into new geographic regions where it believes it can become one of the dominant video retailers. In 1997, the Company opened 356 new superstores and operated in 42 states and plans to open approximately 400 new superstores in 1998.

     The Company believes the selection of locations for its superstores is critical to the success of its operations. The Company has assembled a new store development team with broad and significant experience in retail tenant development. The majority of the Company's new store development personnel are located in the geographic area for which they are responsible, but all final site approval takes place at the corporate office, where new sites are approved by a committee of senior management personnel. Final approval of all new sites is the responsibility of the Company's Chief Executive Officer. Important criteria for the location of a Hollywood Video superstore include density of local residential population, traffic count on roads immediately adjacent to the store location, visibility and accessibility of the store and availability of ample parking. The Company generally seeks what is considered the most desirable sites, typically located in high-visibility stand-alone structures or in prominent locations in multi-tenant shopping developments. The Company typically competes for these prime sites with other retailers, banks, restaurants and gas stations. All of the Company's superstores are in leased premises; the Company does not own any real estate.

     The Company's expansion is dependent on a number of factors, including its ability to hire, train and assimilate management and store-level employees, the adequacy of the Company's financial resources and the Company's ability to identify and successfully compete in new markets, to locate suitable store sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to the Company, the maintenance of construction schedules and the speed at which local zoning and construction permits can be obtained.

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

Products

     Videocassette Rental. The Company's primary source of revenue is the rental of videocassettes. Each mature Hollywood Video superstore carries approximately 10,000 movie titles and 16,000 videocassettes and video games. Excluding new releases, movie titles are classified into 28 categories, including "Action," "Drama," "Family," and "Children." The Company is committed to offering more copies of popular new releases than its competitors. The Company does not rent or sell adult movies in Hollywood Video superstores.

     Videocassette Sales. Hollywood Video also offers new and previously viewed videocassettes for sale. The Company believes it can profit from both the rental and sale of videocassettes.

     Video Games. Hollywood Video also rents video games and sells previously viewed video games licensed by NintendoTM, SegaTM and SonyTM. Hollywood Video stores offer approximately 1,000 video games.

     Other Products. Hollywood Video also rents audio books, including abridged fiction classics and religious, self-improvement and education materials such as foreign language instruction. Each store also rents videocassette and video game players for the convenience of its customers and sells blank videocassettes, video cleaning equipment and confectionery and other items.

Competition

     The video retail industry is highly competitive. The Company competes with other local, regional and national video retail stores, including Blockbuster, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers, as well as with noncommercial sources such as libraries. According to the Video Software Dealers Association, in 1996 there were approximately 27,000 video specialty stores in the U.S., of which approximately 7,200 were video retail superstores. Some of the Company's competitors have significantly greater financial and marketing resources, market share and name recognition than the Company.

     The Company believes the principal competitive factors in the video retail industry are title selection, the number of copies of popular titles available, store location and visibility, customer service and employee friendliness, convenience of store access and parking and, to a lesser extent, pricing. Substantially all of the Company's stores compete with stores operated by Blockbuster, many in very close proximity. As a result of direct competition with Blockbuster, rental pricing of videocassettes and greater availability of new releases may become a more significant competitive factor in the Company's business, which could have an adverse impact on the results of operations of the Company. The Company believes it generally offers more titles and more copies of popular titles than the majority of its competitors and generally for longer rental periods than any of its major competitors. In addition to competing with other video retailers, the Company competes with all leisure-time activities, especially entertainment activities such as movies, sporting events, the Internet and network and cable television programs.

     The Company competes with cable, satellite and pay-per-view cable television systems, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite (DBS) receiver or a cable converter to unscramble incoming signals. Digital compression technology and other developing technologies are enabling cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day on demand. Certain cable and other telecommunications companies have tested "video on demand" service in some markets. Video on demand service would allow a viewer to pause, rewind and fast forward movies. Based upon publicly available information, the Company believes these tests have been unsuccessful. The Company also believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores represents the studios' largest source of revenue. In addition, home video provides the only viable source of revenue on "non-hit" or "B title" movies which make up the majority of movies produced by the major studios each year. As a result, the Company believes movie studios will continue to make movie titles available to cable television or other distribution channels only after revenues have been derived from the sale of videocassettes to video stores.

     In addition, the Company believes substantial technological developments will be necessary to allow pay-per-view television to match the viewing convenience and selection available through video rental, and substantial capital expenditures will be necessary to implement these systems. In contrast, according to Adams Media Research, 78.8 million, or 82%, of all U.S. television households own a VCR. Although the Company does not believe cable television, video on demand or other distribution channels represent a near-term competitive threat to its business, technological advances or changes in the manner in which movies are marketed, including in particular the earlier release of movie titles to pay-per-view, including direct broadcast satellite, cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on the business of the Company.

Seasonality

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

Employees

     As of December 31, 1997, the Company had approximately 19,808 employees, of which 18,917 were in the retail stores and the remainder in the Company's corporate administrative, zone offices and warehousing operations.

     Store managers report to district managers who supervise the operations of the stores. The district managers report to regional managers, who report directly to the Company's Senior Vice President of Operations for each zone office. The corporate support staff periodically has meetings with zone personnel, regional managers, district managers and store managers to review operations. None of the Company's employees are covered by collective bargaining agreements and employee relations are considered to be excellent.

Service Mark

     The Company owns United States federal registrations for its service marks "Hollywood Video" and "Hollywood Video Superstores". The Company considers its service mark important to its continued success.

Item 2.  Properties

Store Locations

As of December 31, 1997, the Company's stores by location are as follows:

          California........................................181
          Texas.............................................105
          Ohio...............................................54
          Illinois...........................................52
          Michigan...........................................52
          Washington.........................................34
          Pennsylvania.......................................33
          Oregon.............................................32
          Minnesota..........................................27
          Arizona............................................26
          Georgia............................................24
          Tennessee..........................................24
          Virginia...........................................23
          Indiana............................................20
          Utah...............................................18
          Missouri...........................................18
          Colorado...........................................17
          New York...........................................17
          Wisconsin..........................................16
          North Carolina.....................................15
          Maryland...........................................14
          Oklahoma...........................................13
          Kentucky...........................................10
          Florida.............................................9
          Iowa................................................8
          Kansas..............................................8
          Nevada..............................................8
          Nebraska............................................7
          Louisiana...........................................6
          South Carolina......................................6
          Idaho...............................................5
          Arkansas............................................4
          Alabama.............................................3
          Connecticut.........................................3
          New Jersey..........................................3
          New Mexico..........................................3
          Massachusetts.......................................3
          Rhode Island........................................2
          Delaware............................................1
          District of Columbia................................1
          Mississippi.........................................1
          South Dakota........................................1
                                                            ---
                                                            907
                                                            ===

     All of the Company's stores are located in leased premises with an initial lease term of five to 15 years and most have options to renew for between five and 15 additional years. Most of the store leases are "triple net," requiring the Company to pay all taxes, insurance and common area maintenance expenses associated with the properties. The Company anticipates that future new stores will also be located in leased premises.

     The Company's corporate headquarters and warehouse facility is located at 25600 Southwest Parkway Center Drive, Wilsonville, Oregon, and consists of approximately 175,000 square feet of leased space. The Company also leases a portion of an office building located at 8105 Southwest Boeckman Road, Wilsonville, Oregon, consisting of approximately 15,000 square feet of leased space. These facilities are leased pursuant to agreements that expire November 2005 and July 1998, respectively.

     Subsequent to year end the Company entered into an agreement to lease space for its new corporate headquarters located at 9275 Southwest Peyton Lane, Wilsonville, Oregon. The new facility is expected to be ready for occupancy by the summer of 1998. The new facility has approximately 123,000 square feet.

Item 3.  Legal Proceedings

     There are no material legal proceedings.

Item 4.        Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 4(a).     Executive Officers and Key Employees of the Registrant

     The following table sets forth information with respect to the Company's executive officers as of March 13, 1998.

Name                            Age       Positions with the Company
----                            ---       --------------------------

Mark J. Wattles (1)             37        Chairman of the Board and Chief
                                          Executive Officer

Jeffrey B. Yapp (1)             39        President

F. Mark  Wolfinger (1)          42        Chief Financial Officer

Donald J. Ekman (1)             45        Senior Vice President, General
                                          Counsel, Secretary and Director

Max G. Fratto (1)               54        Executive Vice President of Store
                                          Operations

F. Bruce Giesbrecht             38        Senior Vice President of Program
                                          Management

Douglas A. Gordon               30        Senior Vice President of Purchasing
                                          and Product

Glen E. Hahn                    46        Senior Vice President of Human
                                          Resources

John R. Hnanicek                34        Senior Vice President of Information
                                          Systems and Logistics

Scott E. Klein                  40        Senior Vice President of Operations
                                          (Eastern Zone)

Dale A. Naftzger                52        Senior Vice President of Operations
                                          (Western Zone)

William E. Shull III            39        Senior Vice President of Operations
                                          (Midwest Zone)

William M. Spae                 46        Senior Vice President of Operations
                                          (Southern Zone)

William P. Zebe                 39        Senior Vice President of Development

--------------------------------------------------------------------------------
(1) Executive Officers

     Mark J. Wattles founded the Company in June 1988 and has served as Chairman of the Board and Chief Executive Officer since that time. Mr. Wattles also served as President until September 1997. Mr. Wattles has been owner and operator in the video rental industry since 1985. He has been a participant and key speaker in several entertainment industry panels and conferences and currently serves as a member of the Video Software Dealers Association (VSDA) Board of Directors.

     Jeffrey B. Yapp became President in September 1997. Prior to joining the Company, Mr. Yapp served as President Worldwide of Twentieth Century Fox Home Entertainment, Inc. from May 1997 until September 1997, and as President of Fox International from 1994 to 1997. Previously, Mr. Yapp was Vice President of Marketing for Pizza Hut, Inc. from 1992 to 1994 and International Vice President of Ernest and Julio Gallo from 1986 to 1992. Mr. Yapp held marketing positions with General Foods from 1981 to 1986.

     F. Mark Wolfinger became Chief Financial Officer in January 1997. Mr. Wolfinger joined the Company from Metromedia Restaurant Group, which owns, operates and franchises multiple nationwide restaurant chains. Prior to joining Metromedia as Chief Financial Officer, Mr. Wolfinger was with Grand Metropolitan, PLC where he served in various capacities, including Chief Financial Officer of Pearle Vision, Vice President and Group Controller of Grand Met and Vice President, Finance for Burger King.

     Donald J. Ekman became a director of the Company in July 1993, and became Vice President and General Counsel in March 1994 and was elected Senior Vice President in May 1996. Mr. Ekman was a partner in Ekman & Bowersox from January 1992 until March 1994, and from August 1990 until December 1991 he practiced law with Foster Pepper & Shefelman.

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

     F. Bruce Giesbrecht was named Senior Vice President of Program Management in January 1998. Mr. Giesbrecht joined the Company in May 1993 as Vice President of Corporate Information Systems and Chief Information Officer. Mr. Giesbrecht was then promoted to Senior Vice President of Product Management in January 1996. Mr. Giesbrecht was a founder and the President of RamSoft, Inc., a software development company specializing in management systems for the video industry.

     Douglas A. Gordon was named Senior Vice President of Purchasing and Product in November 1997. Mr. Gordon joined the Company in May 1995 as Vice President of Strategic Analysis and Forecasting. Mr. Gordon became Senior Vice President of Finance in November 1995 and served in that role until November 1997. From 1991 to 1995, Mr. Gordon was Vice President and senior analyst for Montgomery Securities covering the entertainment and retail industries.

     Glen E. Hahn was named Senior Vice President of Human Resources in November 1997. Mr. Hahn joined the Company in April 1996 as Senior Vice President of Operations (Central Zone) and become Senior Vice President of Operations in January 1997. From 1993 to 1996 Mr. Hahn was Senior Vice President - Director of Stores for Fayva/Parade of Shoes (a specialty retail footwear division of J. Baker), overseeing approximately 400 stores. From 1979 to 1993 Mr. Hahn worked for Payless Shoesource (a division of May Department Stores) in various capacities. From 1987 to 1993 Mr. Hahn worked as Division Operations Manager for Payless Shoesource, overseeing the development of nearly 200 new stores during this period and the overall operations of approximately 580 specialty retail footwear stores at the time of his departure.

     John R. Hnanicek joined the Company in October 1996 as Senior Vice President of Information Systems and Logistics. From March 1996 to October 1996 Mr. Hnanicek was Chief Information Officer for HomePlace, a privately owned home furnishings specialty retailer, operating 37 stores at the time of his departure. From July 1995 to February 1996 Mr. Hnanicek was Chief Information Officer for Communicate! Powerstores, Inc., a start-up communications superstore. From 1990 to 1995, Mr. Hnanicek worked for OfficeMax, Inc., in various capacities, including most recently as Senior Vice President of Information Systems and Logistics.

     Scott E. Klein joined the Company in April 1997 as Senior Vice President of Operations (Eastern Zone). Mr. Klein previously served as the Senior Vice President of the Retail Division for Nordic Track, Inc. overseeing the operations of approximately 350 retail stores.

     Dale A. Naftzger joined the Company in April 1996 as Senior Vice President of Operations (Western Zone). From May 1995 to November 1995, Mr. Naftzger was Chief Operating Officer of Caribou Coffee Company, a privately owned specialty coffee retailer with approximately 40 company-owned stores. From 1994 to 1995 Mr. Naftzger was President and Chief Executive Officer of Chop Chop Chinese to You, a venture capital financed Chinese food delivery business, operating 40 units and three distribution centers at the time of his departure. From 1992 to 1994 Mr. Naftzger was Senior Vice President of Operations for Checkers Drive-In Restaurants, overseeing 248 company-owned and 200 franchised units.

     William E. Shull III joined the Company in February 1998 as Senior Vice President of Operations (Midwest Zone). Mr. Shull previously served in various capacities at AutoZone, most recently as the Regional Vice President overseeing the operations and development for 250 stores.

     William M. Spae joined the Company in July 1996 as Senior Vice President of Operations (Southern Zone). From 1991 to June 1996 Mr. Spae worked for Wendy's International Inc. as Divisional Vice President, overseeing the development of approximately 130 new units during this period and the overall operations of more than 100 company-owned and 150 franchised units.

     William P. Zebe was named Senior Vice President of Development in January 1996 and joined the Company as National Vice President of Real Estate in May 1994. Mr. Zebe previously worked from 1993 to 1994 as the Real Estate Manager for the Western Zone for Blockbuster Video, Blockbuster Music and Blockbuster franchisee-owned Discovery Zone. From 1992 to 1993 Mr. Zebe was a Real Estate Representative for Blockbuster.

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     The Company has not paid any cash dividends on its common stock since its initial public offering in July 1993 and anticipates that future earnings will be retained for the development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors. Furthermore, pursuant to loan covenants contained in its senior subordinated notes, the Company is restricted from paying dividends and from repurchasing its common stock in excess of $3.5 million as of December 31, 1997. The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "HLYW". The following table sets forth the quarterly high and low last sale prices per share, as reported on Nasdaq.

     In August 1997, the Company issued $200 million principal amount of 10.625% Senior Subordinated Notes in an unregistered offering pursuant to Section 4(2) of the Securities Act of 1933. The initial purchasers of the Notes were Montgomery Securities, Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co. and Societe Generale Securities Corporation. All of these notes were subsequently exchanged by the holders for Series B Senior Subordinated Notes in an exchange offer registered under the Securities Act of 1933.

                            1997                        1996
                   -----------------------     -----------------------
     Quarter            High           Low          High           Low
     ---------     ---------     ---------     ---------     ---------
     First            $25.38        $18.50        $13.88        $ 6.50

     Second            24.50         17.50         18.13         13.31

     Third             22.88         11.63         21.75         11.88

     Fourth            13.63          8.25         22.44         17.88


     As of December 31, 1997, there were 223 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

                                                                               Year Ended December 31,
                                                      ---------------------------------------------------------------------------
                                                           1997            1996           1995           1994           1993
                                                      ---------------------------------------------------------------------------
                                                                       (in thousands, except per share amounts)
Operating Results:
  Revenue                                                   $500,501       $302,342       $149,430       $ 73,288        $17,339
                                                      ---------------  -------------  -------------  -------------  -------------

  Income from operations                                      41,681         38,418         17,537         12,610          3,643
                                                      ---------------  -------------  -------------  -------------  -------------

  Interest expense                                            13,806          4,339            490            795            322
                                                      ---------------  -------------  -------------  -------------  -------------

  Income before extraordinary item and
     cumulative effect of a change
     in accounting principle (3)                               5,559         20,630         11,786          8,143          2,146
                                                      ---------------  -------------  -------------  -------------  -------------

  Net income (3)                                               4,996         20,630          9,226          8,143          2,146
                                                      ---------------  -------------  -------------  -------------  -------------

---------------------------------------------------------------------------------------------------------------------------------
Net Income per Share before Extraordinary
  Item and Cumulative Effect of a Change
  in Accounting Principle:
  Basic                                                     $   0.15       $   0.60       $   0.37       $   0.33        $  0.14
  Diluted                                                       0.15           0.59           0.36           0.32           0.14
---------------------------------------------------------------------------------------------------------------------------------
Net Income per Share:
  Basic                                                     $   0.14       $   0.60       $   0.28       $   0.33        $  0.14
  Diluted                                                       0.13           0.59           0.28           0.32           0.14
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  Videocassette rental inventory, net                       $226,051       $144,264       $ 86,889       $ 36,656        $ 6,801
  Property and equipment, net                                234,497        115,812         65,958         14,606          3,550
  Total assets                                               689,123        451,295        334,660        142,861         22,791
  Long-term obligations (1)                                  233,496         82,361          7,971          3,505          2,399
  Shareholders' equity                                       289,896        274,703        217,783        110,765         13,303
---------------------------------------------------------------------------------------------------------------------------------
Other Data:
  Adjusted EBITDA (2)                                       $ 76,880       $ 57,740       $ 31,516       $ 17,875        $ 4,474
---------------------------------------------------------------------------------------------------------------------------------

(1)  Includes the current portion of long-term obligations.

(2) Adjusted EBITDA is significant to the Company's calculations of its financial covenants and represents income from operations before depreciation and amortization plus non-cash expenses that reduced EBITDA, less 30% of rental revenue after deducting from such 30% of rental revenue any cash charges associated with the acquisition of new release videocassettes. The non-cash expenses represent the cost of goods sold on previously viewed videocassettes and losses on inventory shrink. The
     Company believes 30% of rental revenue approximates amounts spent on purchase of new release videocassettes which are capitalized. Adjusted
     EBITDA should not be viewed as a substitute for Generally Accepted
     Accounting Principles (GAAP) measurements such as net income or cash flow from operations.

(3) For 1993, includes a pro forma income tax benefit of $140,000 to reflect the Company as a C corporation rather than as an S corporation for federal and state income tax purposes for the period which commenced January 1, 1993 and ended July 18, 1993.

Financial Highlights
                                                                                 Year Ended December 31,
                                                          ------------------------------------------------------------------
                                                                1997          1996          1995          1994          1993
                                                          ------------------------------------------------------------------
                                                           (in thousands, except per share amounts and other operating data)
Financial Data:
  Rental revenue                                          $  418,527    $  252,625    $  123,894    $   61,941    $   15,267
  Product sales                                               81,974        49,717        25,536        11,347         2,072
                                                          ----------    ----------    ----------    ----------    ----------
    Total revenue                                            500,501       302,342       149,430        73,288        17,339
                                                          ----------    ----------    ----------    ----------    ----------

  Net income (1)                                               4,996        20,630         9,226         8,143         2,146
----------------------------------------------------------------------------------------------------------------------------

Pro Forma Statement of operations Data (2) (3) (4) :
  Income from operations                                  $   53,083    $   38,418    $   17,537    $    9,745    $    2,795
  Net income                                                  23,573        20,630        11,786         6,277         1,647
  Net income per diluted share                                  0.63          0.59          0.36          0.25          0.11
----------------------------------------------------------------------------------------------------------------------------

Operating Data:
  Number of stores at year end                                   907           551           305           113            25
  Comparable store revenue increase                                3%            7%            1%            7%           16%

----------------------------------------------------------------------------------------------------------------------------

Other Data:
  Weighted average shares outstanding:
    Basic                                                     36,659        34,162        32,230        24,717        15,189
    Diluted                                                   37,718        35,159        32,962        25,578        15,357
----------------------------------------------------------------------------------------------------------------------------

(1) Net income for the years presented includes the following special and/or unusual charges:

(in thousands)                                                  1997          1996          1995          1994          1993
--------------------------------------------              ----------    ----------    ----------    ----------    ----------
Special and/or unusual pre-tax charges:
Settlement of securities class action
  lawsuit                                                 $   18,874             -             -             -             -
Write-off obsolete video game inventory
  and related accessories                                      6,798             -             -             -             -
Failed self-tender offer                                       4,604             -             -             -             -
Other unusual charges, net of related
  income tax effect:
    Extraordinary loss on extinguishment
      of debt                                                    563             -             -             -             -
    Cumulative effect of a change in
      accounting principle                                         -             -    $    2,560             -             -

(2)  Pro forma net income eliminates special and/or unusual charges noted above
     (see Note 10 and Note 15 to the Consolidated Financial Statements).

(3) Effective January 1, 1995, the Company changed its method of amortizing the cost of videocassette rental inventory. See Note 4 of Notes to Consolidated
     Financial. The change in amortization method resulted in a charge to earnings in 1995 totaling $2.6 million, representing the cumulative effect as of January 1, 1995 if the new method had been applied retroactively to all videocassettes in service at that date.

(4) For 1993, includes a pro forma income tax benefit of $140,000 to reflect the Company as a C corporation rather than as an S corporation for federal and state income tax purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary Results of Operations

     The Company's net income for 1997 was $5.0 million, compared to $20.6 million and $9.2 million in 1996 and 1995, respectively. The 1997 and 1995 results included special and/or unusual items as previously noted:

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of total revenue; and
(ii) the number of stores open at the end of each such period.

                                                              Year Ended December 31,
                                                 ---------------------------------------------
                                                          1997            1996            1995
                                                 ---------------------------------------------
Revenue:
     Rental revenue                                       83.6%           83.6%           82.9%
     Product sales                                        16.4%           16.4%           17.1%
                                                 -------------   -------------   -------------
                                                         100.0%          100.0%          100.0%
                                                 -------------   -------------   -------------

Operating costs and expenses:
     Cost of product sales  (1)                           10.2%           10.2%            9.9%
     Operating and selling  (1)                           72.4%           69.1%           70.6%
     General and administrative (1)                        5.4%            6.0%            5.3%
     Amortization of intangibles                           1.3%            2.0%            2.5%
                                                 -------------   -------------   -------------
                                                          89.3%           87.3%           88.3%
                                                 -------------   -------------   -------------

Income from operations                                    10.7%           12.7%           11.7%

Nonoperating income (expense) (1)                         -2.7%           -1.4%            0.8%
                                                 -------------   -------------   -------------

Income before income taxes (1)                             8.0%           11.3%           12.5%
                                                 =============   =============   =============

Net income (1)                                             4.7%            6.8%            7.9%
                                                 =============   =============   =============

----------------------------------------------------------------------------------------------
Number of super stores - end of period                     907             551             305
                                                 =============   =============   =============

(1)  Adjusted to exclude the special and/or unusual costs and expenses. See Note
     10 and Note 15 to the Consolidated Financial Statements.

Revenue

     Revenue increased by $198.2 million, or 66%, in 1997 compared to 1996, primarily due to the opening of 356 new superstores in 1997. Revenue was also favorably impacted by an increase of 3% in comparable store revenue in the current year. Revenue increased by $152.9 million, or 102%, in 1996 compared to 1995, due to the opening of 250 new superstores in 1996 combined with an increase of 7% in comparable store revenue. The Company ended 1997 with 907 superstores operating in 42 states, compared to 551 stores operating in 29 states at the end of 1996 and 305 stores operating in 23 states at the end of 1995. The Company's pricing of videocassette rentals and merchandise for sale did not change significantly in 1997.

Operating Costs and Expenses

Cost of Product Sales

     The cost of product sales increased from 61.8% in 1996 to 65.2% in 1997 due to the write-off of obsolete video game inventory and related accessories caused by advancements in video game technology (see Note 15 to the Consolidated Financial Statements) and pricing pressures in the fourth quarter of 1997. The cost of product sales, as adjusted, as a percentage of product sales remained relatively constant in 1997 compared to 1996. The cost of product sales in 1996 as a percentage of product sales increased from 57.8% in 1995 to 61.8% in 1996. The gross margin on product sales decreased as the Company de-emphasized the sale of certain high gross margin movie accessories. The Company believes the operating costs associated with maintaining those products offset the higher gross margins that they generated.

Operating and Selling

     Operating and selling expenses as adjusted, which consist principally of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, increased as a percentage of total revenue to 72.4% in 1997 from 69.1% in 1996. This increase was due to lower average revenues per store in 1997, resulting primarily from the addition of 606 new superstores during the last two years, which have lower revenue per store than mature Hollywood Video stores. Since a portion of store-level operating expenses is fixed, new stores generally have lower operating margins in the first year of operation. In addition, pre-opening expenses are charged to earnings in the first full month of a store's operation. Therefore, the addition of a significant number of new stores to the Company's existing store base has and will continue to have an adverse impact on the Company's operating margin. At December 31, 1997, 1996 and 1995, the Company operated 907, 551 and 305 superstores, respectively.

     Operating and selling expenses decreased as a percentage of total revenue to 69.1% in 1996 from 70.6% in 1995, primarily due to lower depreciation and revenue sharing expense (27.0% in 1996 compared to 29.6% in 1995), partially offset by an increase in other operating and selling expenses as a percentage of total revenue resulting from the addition of 442 new superstores in 1996 and 1995, which have lower revenue per store, as discussed above.

General and Administrative

     General and administrative expenses, as adjusted, decreased as a percentage of total revenue to 5.4% in 1997 compared to 6.0% in 1996. This decrease as a percentage of total revenue was due to the increase in total revenue without a proportionate increase in corporate overhead.

     General and administrative expenses increased as a percentage of total revenue to 6.0% in 1996 from 5.3% in 1995, primarily due to costs incurred for establishing and staffing the Company's new regional zone offices.

Amortization of Intangibles

     Amortization of intangibles increased by $0.7 million in 1997 compared to 1996, primarily due to deferred financing costs associated with the Company's senior subordinated notes and new revolving credit facility. Amortization of intangibles increased by $2.2 million in 1996 compared to 1995 primarily due to the full year impact of amortizing additions to intangible assets resulting from the Titlewave, Videowatch and other store acquisitions made in 1995.

Nonoperating Income (Expense), Net

     Interest expense net of interest income increased in 1997 compared to 1996 and 1995 due to increased levels of borrowings associated with the issuance of senior subordinated notes in August 1997 (see Note 10 to the Consolidated Financial Statements), combined with increased borrowings under the revolving credit facility. In addition the Company incurred a charge of $18.9 million in 1997 for the settlement of the securities litigation (see Note 15 to the Consolidated Financial Statements).

Income Taxes

     The Company's effective tax rate was 40.5% in 1997, 39.8% in 1996 and 36.8% in 1995 (see Note 11 to the Consolidated Financial Statements).

Liquidity and Capital Resources

     The Company generates substantial operating cash flow because most of its revenue is received in cash. The amount of cash generated from operations in 1997 significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures (including purchases of videocassette rental inventory) of the Company are primarily funded by the excess operating cash flow and from the proceeds from the debt recapitalization (see "Cash Provided by Financing Activities"). In addition, the Company has a $300 million revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. The Company believes cash flow from operations, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its planned expansion through at least 1999.

     At December 31, 1997, the Company had cash and cash equivalents of $3.9 million and a working capital deficit of $32.4 million. Videocassette rental inventories are accounted for as noncurrent assets under Generally Accepted Accounting Principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

     During 1997, net cash generated by operations was $59.2 million higher than the prior year. This increase was primarily due to an increase in revenue, depreciation and amortization expenses and a net favorable change in working capital accounts, partially offset by lower results of operations (see "Results of Operations") and a net unfavorable change in deferred income taxes (see Note 11 to the Consolidated Financial Statements). The net favorable change in working capital accounts was due to a net favorable change in accounts payable, accrued interest (see "Cash Provided by Operating Activities") and other current assets and liabilities partially offset by a net unfavorable change in accounts receivable. The net favorable change in other current assets and liabilities was due to costs incurred by the Company in the current year with respect to the failed self-tender offer (see Note 15 to the Consolidated Financial Statements) and increased advertising accruals due to timing of payments. The increase in accounts receivable in the current year was due to an increase in certain marketing allowances and ancillary rental fees attributable to an increase in the number of stores operated by the Company.

Cash Used in Investing Activities

     Net cash used in investing activities increased by $149.0 million from the prior year primarily due to increased purchases of videocassette rental inventory for new and existing stores and capital expenditures with respect to new store construction, remodeling of certain existing stores and for the continued development of information management systems (see "Capital Expenditures").

Cash Provided by Financing Activities

     Net cash provided by financing activities increased by $98.1 million from the prior year as a result of the recapitalization of the Company's debt structure through the issuance of $200 million of 10.625% senior subordinated notes (the "Notes"), all of the principal of which is due August 15, 2004 with interest paid semiannually (see Note 10 to the Consolidated Financial Statements). The proceeds received from the sale of the Notes, net of offering costs of $6.8 million, were used to repay the entire outstanding indebtedness under the then existing bank revolving loan. The excess proceeds from the issuance of the Notes were used to fund capital expenditures (including purchase of videocassette rental inventory) in the current year. In connection with the issuance of the Notes, the Company entered into a new senior revolving credit agreement which provides for the availability of up to $300 million in revolving credit loans. The Company may utilize the new revolving credit facility as needed for working capital, capital expenditures and general corporate purposes (see Note 10 to the Consolidated Financial Statements).

Capital Expenditures

     The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits of approximately $0.6 million, excluding leasehold improvements that are customarily paid for by the property developer. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary.

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

     The information set forth in this report in Item 1 - Business under the captions "Expansion Strategy" and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 - Business under the captions "Expansion Strategy," "Competition," and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Liquidity and Capital Resources" and "General Economic Trends, Quarterly Results and Seasonality."

Item 8. Financial Statements and Supplementary Data

     Incorporated by reference to Item 14 of this report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of the Company is hereby incorporated by reference from the Company's definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for its 1998 annual meeting of shareholders (the "1998 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of the Company's fiscal year ended December 31, 1997. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report.

Item 11. Executive Compensation

     Information required by this Item 11 is hereby incorporated by reference from the 1998 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item 12 is hereby incorporated by reference from the 1998 Proxy Statement.


Item 13. Certain Relationships and Related Transactions

     Information required by this Item 13 is hereby incorporated by reference from the 1998 Proxy Statement.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Listed below are all financial statements, notes, schedules and exhibits filed as part of this Annual Report on Form 10-K:

     (a)(1), (2) Financial Statements

     The following financial statements of the Registrant, together with the Report of Independent Accountants dated February 27, 1998, on pages F-1 to F-23 of this report on Form 10-K are filed herewith:

     (i) Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     (ii) Financial Schedules

          All financial schedules are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.

(a)(3) Exhibits

          The following exhibits are filed with or incorporated by reference into this Annual Report:

Exhibit
Number        Description
-------       -----------

3.1 1993B Restated Articles of Incorporation, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042)(the "Form S-1") and by reference to
              Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140)).

3.2           Bylaws (incorporated by reference to Exhibit 3.2 to the Form S-1).

4.1 Rights of Security Holders - See Article II of Exhibit 3.1 and Articles I and V of Exhibit 3.2.

10.1          Indenture, dated August 13, 1997, between the Registrant and U.S.
              Trust Company of California, N.A. (incorporated by reference to
              Exhibit 4.1 to the Registration Statement on Form S-4 (No.333-351)(the "1997 S-4").

10.2 Registration Rights Agreement, dated as of August 13, 1997, by and among the Registrant, Montgomery Securities, Donaldson Lufkin & Jenrette Securities Corporation, Goldman Sachs & Co. and Societe Generale Securities Corporation (incorporated by reference to
              Exhibit 4.4 to the 1997 S-4).

10.3 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.4 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Form S-1).

10.5 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Form S-1).

10.6 Revolving Credit Agreement, dated as of September 5, 1997, among the Registrant, as Borrower, and Societe Generale, DLJ Capital Funding, Inc. Goldman Sachs Credit Partners L.P. and certain other financial institutions, as Lenders, and Societe Generale, as Agent for the Lenders, Donaldson, Lufkin & Jenrette Securities Corporation, as Administrative Agent, Goldman Sachs Credit Partners, L.P., as Documentation Agent, and Credit Lyonnais Los Angeles Branch, Barclays Bank PLC, Deutsche Bank AG, New York Branch, U.S. Bank National Association and KeyBank National Association, as Co-Agents (incorporated by reference to Exhibit
              10.1 of the 1997 S-4).

10.7 Employment letter between the Registrant and Jeffrey B. Yapp, dated July 31, 1997.

21.1          List of Subsidiaries.

23.1          Consent of Price Waterhouse LLP.

27.1          Financial Data Schedule.

27.2 Restated Financial Data Schedule, year ended December 31, 1996 and 1995.

27.3 Restated Financial Data Schedule first, second and third quarters 1997.

27.4 Restated Financial Data Schedule 1st, first, second and third quarters 1996.

-------------

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company in the three months ended December 31, 1997.

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Hollywood Entertainment Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 of the consolidated financial statements, the Company changed its amortization method for videocassette rental inventory in 1995.


PRICE WATERHOUSE LLP

Portland, Oregon
February 27, 1998

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (Thousands, except share amounts)

                                                                           December 31,
                                                                 ------------------------------
                                                                          1997             1996
                                                                 -------------    -------------
ASSETS

Current assets:
     Cash and cash equivalents                                   $       3,909    $      12,849
     Accounts receivable                                                39,566           25,785
     Merchandise inventories                                            61,482           45,255
     Prepaid expenses and other current assets                           6,488            3,232
                                                                 -------------    -------------
        Total current assets                                           111,445           87,121

Videocassette rental inventory, net                                    226,051          144,264
Property and equipment, net                                            234,497          115,812
Goodwill, net                                                           93,760           99,229
Deferred income tax                                                     11,334            2,295
Other assets, net                                                       12,036            2,574
                                                                 -------------    -------------

                                                                 $     689,123    $     451,295
                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations                 $       2,341    $         205
     Accounts payable                                                  103,823           67,207
     Accrued expenses                                                   29,423            9,989
     Accrued interest                                                    8,256              413
     Income taxes payable                                                    -            2,914
                                                                 -------------    -------------
        Total current liabilities                                      143,843           80,728

Long-term obligations, less current portion                            231,155           82,156
Other liabilities                                                       24,229           13,708
                                                                 -------------    -------------
                                                                       399,227          176,592
                                                                 -------------    -------------
Commitments and contingencies                                                -                -

Shareholders' equity:
     Preferred stock, 25,000,000 shares authorized;
        no shares issued and outstanding                                     -                -
     Common stock, no par value, 100,000,000 shares authorized;
        36,786,396 and 36,006,201 shares issued
        and outstanding                                                247,950          238,021
     Retained earnings                                                  43,988           38,992
     Intangible assets, net                                             (2,042)          (2,310)
                                                                 -------------    -------------
        Total shareholders' equity                                     289,896          274,703
                                                                 -------------    -------------

                                                                 $     689,123    $     451,295
                                                                 =============    =============


                 See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                          Year Ended December 31,
                                                                -------------------------------------------
                                                                        1997            1996           1995
                                                                ------------    ------------   ------------
Revenue:
     Rental revenue                                             $    418,527    $    252,625   $    123,894
     Product sales                                                    81,974          49,717         25,536
                                                                ------------    ------------   ------------
                                                                     500,501         302,342        149,430
                                                                ------------    ------------   ------------

Operating costs and expenses:
     Cost of product sales                                            53,471          30,707         14,769
     Operating and selling                                           366,960         208,895        105,433
     General and administrative                                       31,698          18,302          7,916
     Amortization of intangibles                                       6,691           6,020          3,775
                                                                ------------    ------------   ------------
                                                                     458,820         263,924        131,893
                                                                ------------    ------------   ------------

Income from operations                                                41,681          38,418         17,537

Nonoperating income (expense):
     Interest income                                                     342             203          1,614
     Interest expense                                                (13,806)         (4,339)          (490)
     Litigation settlement                                           (18,874)              -              -
                                                                ------------    ------------   ------------

Income before income taxes, extraordinary
     item and cumulative effect of a change
     in accounting principle                                           9,343          34,282         18,661

Provision for income taxes                                             3,784          13,652          6,875
                                                                ------------    ------------   ------------

Income before extraordinary item and
    cumulative effect of a change in accounting
    principle                                                          5,559          20,630         11,786

Cumulative effect of a change in accounting
    principle                                                              -               -         (2,560)
                                                                ------------    ------------   ------------

Extraordinary loss on extinguishment of debt
     (net of income tax benefit of $372 )                               (563)              -              -
                                                                ------------    ------------   ------------

Net income                                                      $      4,996    $     20,630   $      9,226
                                                                ============    ============   ============

------------------------------------------------------------------------------------------------------------
Net income per share before extraordinary
  item and cumulative effect of a change
  in accounting principle:
     Basic                                                      $       0.15    $       0.60   $       0.37
     Diluted                                                            0.15            0.59           0.36
------------------------------------------------------------------------------------------------------------
Net income per share:
     Basic                                                      $       0.14    $       0.60   $       0.28
     Diluted                                                            0.13            0.59           0.28
------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
     Basic                                                            36,659          34,162         32,230
     Diluted                                                          37,718          35,159         32,962
-------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                       Common Stock
                                             -------------------------------    Intangible      Retained
                                                       Shares         Amount        Assets      Earnings         Total
                                             ----------------  -------------  ------------  ------------  ------------
Balance at December 31, 1994                       28,983,594  $     104,524  $     (2,895) $      9,136  $    110,765

  Public offering of common stock, net              4,600,000         95,436             -             -        95,436
  Issuance of common stock under
    option plan                                       296,144          1,341             -             -         1,341
  Tax benefit from exercise of stock
    options                                                 -            704             -             -           704
  Amortization of intangible assets                         -              -           311             -           311
  Net income                                                -              -             -         9,226         9,226
                                             ----------------  -------------  ------------  ------------  ------------

Balance at December 31, 1995                       33,879,738        202,005        (2,584)       18,362       217,783

  Public offering of common stock, net              2,000,000         34,705             -             -        34,705
  Issuance of common stock under
    option plan                                       126,463            838             -             -           838
  Tax benefit from exercise of stock
    options                                                 -            473             -             -           473
  Amortization of intangible assets                         -              -           274             -           274
  Net income                                                -              -             -        20,630        20,630
                                             ----------------  -------------  ------------  ------------  ------------

Balance at December 31, 1996                       36,006,201        238,021        (2,310)       38,992       274,703

  Public offering of common stock, net                300,000          4,695             -             -         4,695
  Issuance of common stock under
    option plan                                       480,195          3,712             -             -         3,712
  Tax benefit from exercise of stock
    options                                                 -          1,522             -             -         1,522
  Amortization of intangible assets                         -              -           268             -           268
  Net income                                                -              -             -         4,996         4,996
                                             ----------------  -------------  ------------  ------------  ------------

Balance at December 31, 1997                       36,786,396  $     247,950  $     (2,042) $     43,988  $    289,896
                                             ================  =============  ============  ============  ============


                 See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                         Year Ended December 31,
                                                                -------------------------------------------
                                                                         1997           1996           1995
                                                                -------------   ------------    -----------
Operating activities:
    Net income                                                  $       4,996   $     20,630    $     9,226
    Adjustments to reconcile net income to cash
        provided by operating activities:
    Cumulative effect of a change in accounting principle                   -              -          2,560
    Extraordinary loss on extinguishment of debt                          563              -              -
    Depreciation and amortization                                     140,201         87,115         47,292
    Change in deferred rent                                             3,467          3,083          1,288
    Change in deferred income taxes                                    (1,985)         3,350          5,045
    Net change in operating assets and liabilities:
        Accounts receivable                                           (13,781)        (9,631)       (11,332)
        Merchandise inventories                                       (16,227)       (19,264)       (13,571)
        Accounts payable                                               36,616         24,429         19,053
        Accrued interest                                                7,843            358             45
        Other current assets and liabilities                           13,263          5,728         (2,199)
                                                                -------------   ------------    -----------
               Cash provided by operating activities                  174,956        115,798         57,407
                                                                -------------   ------------    -----------

Investing activities:
    Purchases of videocassette rental inventory, net                 (194,273)      (124,253)       (85,634)
    Purchases of property and equipment, net                         (139,709)       (64,038)       (54,337)
    Investment in businesses acquired                                       -              -        (16,988)
    Increase in intangibles and other assets                           (4,138)          (794)          (570)
                                                                -------------   ------------    -----------
               Cash used in investing activities                     (338,120)      (189,085)      (157,529)
                                                                -------------   ------------    -----------

Financing activities:
    Proceeds from the issuance of common stock, net                     4,695         34,705         95,436
    Issuance of long-term obligations                                 203,159              -         23,500
    Repayments of long-term obligations                                (1,864)        (7,610)       (29,896)
    Tax benefit from exercise of stock options                          1,522            473            704
    Proceeds from exercise of stock options                             3,712            838          1,341
    Repurchase of mandatorily redeemable common stock                       -        (54,250)             -
    (Decrease) increase in revolving loan, net                        (57,000)        82,000              -
                                                                -------------   ------------    -----------
               Cash provided by financing activities                  154,224         56,156         91,085
                                                                -------------   ------------    -----------

Decrease in cash and cash equivalents                                  (8,940)       (17,131)        (9,037)
Cash and cash equivalents at beginning of year                         12,849         29,980         39,017
                                                                -------------   ------------    -----------
Cash and cash equivalents at end of year                        $       3,909   $     12,849    $    29,980
                                                                =============   ============    ===========

Other Cash Flow Information:
    Interest expense paid                                       $       6,735   $      4,339    $       455
    Income taxes paid, net of refunds                                   7,282          6,130          1,953


                 See notes to consolidated financial statements.

                       Hollywood Entertainment Corporation

                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995


1.   Significant Accounting Policies

     Corporate Organization and Consolidation

     The accompanying financial statements include the amounts of Hollywood Entertainment Corporation and its wholly owned subsidiaries (the "Company"). All intercompany transactions have been eliminated.

     Nature of the Business

     The Company operates a chain of video superstores ("Hollywood Video") throughout the United States. The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 1997 and 1996, the Company operated 907 stores in 42 states and 551 stores in 29 states, respectively.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relative to the Company include depreciation and amortization policies.

     Cash and Cash Equivalents

     The Company considers highly liquid investment instruments, with an original maturity of three months or less, to be cash equivalents.

     Inventories

     Merchandise inventories, consisting primarily of prerecorded videocassettes, concessions, and other accessories held for resale, are stated at the lower of cost or market. Cost of sales are determined on a first-in, first-out basis ("FIFO"). Videocassette rental inventory, which includes video games and audio books, is stated at cost and amortized over its estimated useful life to a $6 per videocassette salvage value. See Note 4 for a discussion of the amortization policy applied to videocassette rental inventory and a discussion of the change in amortization method effective January 1, 1995.

                       Hollywood Entertainment Corporation

     Property, Equipment, Depreciation and Amortization

     Property is stated at cost and is depreciated on the straight-line basis for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to ten years. Leasehold improvements are amortized primarily over the lesser of ten years or the term of the lease.

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

     Long-Lived Assets

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets." The statement establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. Measurement of the amount of the impairment may be based on the market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset. Management has determined that there has been no material impairment to any long-lived assets as of December 31, 1997 and 1996.

     Income Taxes

     The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements and tax returns.

     Deferred Rent

     Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

                       Hollywood Entertainment Corporation

     Fair Value of Financial Instruments

     In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", the Company has disclosed the fair value, related carrying value and method for determining the fair value for the following financial instruments in the accompanying notes as referenced: cash and cash equivalents (see Note 1), accounts receivable (see Note 2), and long-term obligations (see Note 10).

     Earnings per Share

     The Company adopted SFAS No. 128, "Earnings per Share", effective December 31, 1997, which specifies the computation, presentation, and disclosure requirements for earnings per share. The statement requires that the Company disclose both basic and diluted earnings per share on the face of the income statement and reconcile the numerator and the denominator of the basic and diluted per-share calculation in the Notes to the Consolidated Financial Statements (see Note 14).

     Advertising

     Advertising costs, net of cooperative reimbursements from vendors, are expensed when incurred.

     Store Pre-opening Costs

     Store pre-opening costs, including store employee labor costs and advertising, incurred prior to the opening of a new store are expensed during the first full month of a store's operation. Incremental costs incurred by existing stores to prepare and train new employees are expensed as incurred.

     Reclassifications

     Certain amounts in the prior years have been reclassified to be consistent with the 1997 presentation. The reclassifications had no effect on previously reported net income or shareholders' equity.

                       Hollywood Entertainment Corporation

2.   Accounts Receivable

     Accounts receivable as of December 31, 1997 and 1996 consists of:

                                                       1997          1996
                                                -----------   -----------
                                                     (In thousands)

     Construction receivables                   $    18,906   $    19,229
     Marketing allowances and Other                  20,660         6,556
                                                -----------   -----------
                                                $    39,566   $    25,785
                                                ===========   ===========

     The carrying amount of accounts receivable approximates fair value because of the short maturity of those receivables.

3.   Videocassette Rental Inventory

     Videocassette rental inventory as of December 31, 1997 and 1996 consists of:

                                                       1997          1996
                                                -----------   -----------
                                                     (In thousands)

     Videocassette rental inventory             $   324,727    $  201,444
     Less accumulated amortization                  (98,676)      (57,180)
                                                -----------    ----------
                                                $   226,051    $  144,264
                                                ===========    ==========

     Amortization expense related to videocassette inventory was $112.5 million, $67.1 million and $37.6 million in 1997, 1996 and 1995, respectively, and is included in operating and selling expenses. As videocassette rental inventory is sold, the applicable cost and accumulated amortization are eliminated from the accounts, determined on a FIFO basis applied in the aggregate based on monthly purchases. Any gain or loss thereon is recorded in the Company's consolidated statements of operations.

4.   Change in Amortization Method for Videocassette Rental Inventory

     Effective January 1, 1995, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method, videocassette rental inventory, which includes video games and audio books, is stated at cost, including the related costs to prepare such video cassettes for rent, and amortized, beginning on the date video cassettes are placed into service, to its salvage value ($6 per videocassette) over an estimated useful life of 36 months. All copies of new release video cassettes are amortized on an accelerated basis during their first four months to an average net book value of $15 and then on a straight-line basis to their salvage value of $6 over the next 32 months.

                       Hollywood Entertainment Corporation

     The method of amortization was adopted because the Company believes accelerating expense recognition for new release video cassettes during the first four months more closely matches the typically higher revenue generated following a title's release, and believes $15 represents a reasonable average carrying value for tapes to be rented or sold after four months and $6 represents a reasonable salvage value for all tapes after 36 months.

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

5.   Property and Equipment

     Property and equipment as of December 31, 1997 and 1996 consists of:

                                                           1997           1996
                                                   ------------   ------------
                                                           (In thousands)

     Fixtures and equipment                        $     72,306   $     35,020
     Leasehold improvements                             195,203        100,056
     Equipment under capital lease                        3,426          3,525
     Leasehold improvements under capital lease           7,167              -
                                                   ------------   ------------
                                                        278,102        138,601
     Less accumulated depreciation and
        amortization                                    (43,605)       (22,789)
                                                   ------------   ------------
                                                   $    234,497   $    115,812
                                                   ============   ============

     Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $1.6 million and $3.0 million at December 31, 1997 and 1996, respectively.

                       Hollywood Entertainment Corporation

6.   Goodwill

     Goodwill as of December 31, 1997 and 1996 consists of:

                                                           1997           1996
                                                   ------------   ------------
                                                           (In thousands)

     Goodwill                                      $    109,383   $    109,383
     Less accumulated amortization                      (15,623)       (10,154)
                                                   ------------   ------------
                                                   $     93,760   $     99,229
                                                   ============   ============

     Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over 20 years. The Company assesses the recoverability of these intangibles by determining whether the amortization of the goodwill over the remaining lives can be recovered through projected future operating results on an undiscounted basis. The Company's management believes that there are no materially impaired intangible assets.

7.   Acquisitions

     The Company made no acquisitions in 1997 or 1996. The following acquisitions were made in 1995:

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

     Pursuant to the option described above, in January 1996 the Company repurchased all of the shares issued in the Video Watch acquisition. Of the

                       Hollywood Entertainment Corporation
     aggregate repurchase price of $54.3 million, $50.0 million was provided by borrowings under the Company's revolving credit line, and the remainder was provided by then existing cash balances.

     Other Acquisitions

     In addition to the acquisitions discussed above in 1995, the Company acquired six video retail superstores operated under the name "Video Watch" for $7.0 million and acquired 10 other video retail superstores in eight separate transactions for an aggregate repurchase price of $4.8 million. The purchase price for the Video Watch stores was paid in the form of a note bearing interest at 5.75% per annum and paid January 4, 1996.

     All of the acquisitions consummated by the Company during 1995 were accounted for as purchases. Accordingly, the results of operations of the acquired stores subsequent to the date acquired are included in the results of operations of the Company. The excess of cost over net identifiable assets acquired for the above acquisitions totaling $72.1 million is being amortized over 20 years.

     The Company's consolidated results of operations for the year ended December 31, 1995 on an unaudited pro forma basis assuming the acquisitions of Title Wave and Video Watch had occurred as of January 1, 1995 and assuming the new method of amortizing videocassette rental inventory was in effect during the year is as follows:

          (In thousands, except per share amounts)              1995
          ----------------------------------------------------------

          Total revenue                                     $166,028
          Net income                                          12,275
          Net  income per share:
            Basic                                               0.38
            Diluted                                             0.36

     The unaudited pro forma results of operations are not necessarily indicative of actual results that would have occurred had the acquisitions been completed as of January 1, 1995 or of the results which may occur in the future.

8.   Operating Leases

     The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance.

                       Hollywood Entertainment Corporation

     Total rent expense, including related lease-required costs, incurred during 1997, 1996, and 1995 was $96.0 million, $54.1 million and $25.3 million, respectively.

     At December 31, 1997, the future minimum annual rental commitments under non-cancelable operating leases were as follows:

                                               Operating
                                                  Leases
                                          --------------
                                          (In thousands)
                     Year
                -------------
                     1998                    $   117,432
                     1999                        110,576
                     2000                        107,840
                     2001                        106,258
                     2002                        104,419
                  Thereafter                     534,395
                                             -----------
                                             $ 1,080,920
                                             ===========

 9.   Employee Benefit Plans

     The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual claims in excess of $50,000 and for annual Company claims which exceed $1.0 million in the aggregate. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. Adjustments, if any, to recorded estimates resulting from ultimate payments will be reflected in operations in the period in which such adjustments are known.

     The Company does not maintain any retirement plans nor offer any form of post-retirement benefits.

                       Hollywood Entertainment Corporation

10.  Long-term Obligations

     The Company had the following long-term obligations as of December 31, 1997 and 1996:

                                                  1997            1996
                                           -----------     -----------
     Senior subordinated notes             $   200,000     $         -
     Borrowings under bank
       revolving credit agreement               24,999          82,000
     Capital leases obligations, net
       of interest of $1,367 and
       $27, respectively                         8,497             361
                                           -----------     -----------
                                               233,496          82,361
     Less current obligations                    2,341             205
                                           -----------     -----------
                                           $   231,155     $    82,156
                                           ===========     ===========

     In August 1997, the Company issued $200 million principal amount of 10.625% senior subordinated notes (the "Notes") due August 15, 2004. The proceeds received from the sale of the Notes, net of offering costs of $6.8 million, were used to repay the entire outstanding indebtedness under the then existing bank revolving loan. The Company recorded the charge for the write-off of the remaining deferred financing costs related to the indebtedness repaid as an extraordinary loss of $0.6 million, net of related income tax benefit of $0.4 million, in the current year.

     The Notes are redeemable, at the option of the Company, after August 14, 2001 at rates starting at 105.313% of principal amount reduced annually through August 15, 2003, at which time they become redeemable at 100% of the principal amount. In addition, at any time prior to August 15, 2000, the Company may redeem in the aggregate up to 35% of the original principal amount of the Notes with the proceeds of one or more public equity offerings, at a redemption price of 110.625% of principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company, the incurrence of additional indebtedness by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of principal amount thereof.

     The Company is limited in the amount of cash dividends that it can pay and the amount of common stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the Notes. As of December 31, 1997, taking

                       Hollywood Entertainment Corporation
     into account such limitations, the Company would not have been able to pay dividends in excess of $3.5 million.

     In September 1997, the Company entered into a senior revolving credit agreement which provides for the availability of up to $300 million in aggregate extension of credit. The outstanding balance is due and payable on September 5, 2002. Revolving credit loans under the credit agreement bear interest, at the Company's option, at an applicable margin over the bank's base rate loan or the IBOR rate. The applicable margin is based upon the ratio of consolidated indebtedness to consolidated adjusted EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2% of any unused portion of the credit agreement. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness to income from operations before depreciation and amortization less 30% of rental revenue after deducting from such 30% of rental revenue any cash charges associated with the acquisition of new release videocassettes (adjusted EBITDA); adjusted EBITDA less taxes paid in cash to interest expense; maintenance of average store contribution levels; and the maintenance of minimum net worth. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company.

     As of December 31, 1997, the fair value of the Notes was $196 million. The fair value of the Notes was based on quoted market prices as of December 31, 1997. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of December 31, 1997.

     As of December 31, 1997 maturities on long-term obligations for the next five years, were as follows:

                                        December 31,
                                               1997
                                       ------------
                                     (In thousands)
                       Year
                   ------------
                       1998             $      2,341
                       1999                    2,463
                       2000                    3,693
                       2001                        -
                       2002                   24,999
                    Thereafter               200,000
                                        ------------
                                        $    233,496
                                        ============

                       Hollywood Entertainment Corporation

11.  Income Taxes

     The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consists of:

                                                            1997            1996           1995
                                                   -------------   -------------   ------------
                                                                  (In thousands)
     Current:
          Federal                                  $       1,581   $       8,052   $      2,521
          State                                              218           2,250            456
                                                   -------------   -------------   ------------
             Total current                                 1,799          10,302          2,977

     Deferred:
          Federal                                          1,468           2,757          3,302
          State                                              517             593            596
                                                   -------------   -------------   ------------
             Total deferred                                1,985           3,350          3,898
                                                   -------------   -------------   ------------

             Total provision                       $       3,784   $      13,652   $      6,875
                                                   =============   =============   ============

     The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states which it operates. These taxes are included in the current provision for state and local income taxes. A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                            1997            1996            1995
                                                   -------------   -------------    ------------
     Statutory federal rate                                 34.0%           35.0%           35.0%
     State income taxes, net of
        federal income tax benefit                           5.5             4.6             3.9
     Tax exempt interest income                                -            (0.3)           (2.6)
     Other, net                                              1.0             0.5             0.5
                                                   -------------   -------------    ------------
                                                            40.5%           39.8%           36.8%
                                                   =============   =============    ============

                       Hollywood Entertainment Corporation

     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                 1997            1996
                                                        -------------   -------------
                                                               (In thousands)
     Deferred tax assets (liabilities):
          Difference between assigned
             value and tax basis of
             acquired entities                          $         690   $         591
          Depreciation and amortization                       (12,468)         (6,165)
          Tax loss carryforward                                   326             192
          Deferred rent                                         3,985           1,225
          Financial statement expenses
             deferred for tax purposes                          1,114               -
          Capitalized leases                                   (1,842)         (1,091)
          Financing leases                                      2,039               -
          Income deferred for financial
             statement purposes                                   634               -
          Tax credit carryforward                               2,476               -
          Other                                                    70             287
                                                        -------------   -------------

          Net deferred liability                        $      (2,976)  $      (4,961)
                                                        =============   =============

     At December 31, 1997, the Company had approximately $0.8 million of operating loss carry forwards available to reduce future income taxes, representing operating losses of Title Wave, a company acquired during 1995 through a stock purchase. For tax purposes, the pre-acquisition losses resulting from a change of ownership of Title Wave are treated as separate return limiting year losses. The Company expects to fully utilize these losses in future years and thus no valuation allowance has been recorded. The carryforward periods expire in years 2008 and 2009.

     As of December 31, 1997, the Company had alternative minimum tax credits of $2.5 million which carryforward indefinitely for federal tax purposes. The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to shareholders' equity. For financial statement purposes, the benefit of these credits has been recognized in the deferred income tax assets.

                       Hollywood Entertainment Corporation

12.  Shareholders' Equity

     Preferred Stock

     At December 31, 1997, the Company is authorized to issue 25,000,000 shares of preferred stock in one or more series. The Board of Directors has authority over the designations, preferences, special rights, limitations or restrictions thereof as it may determine. No shares of preferred stock have been issued.

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

13.  Stock Option Plans

     In general, the Company's stock option plan provides for the granting of options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have a nine year term and become excercisable on a pro rata basis over five years.

     The Company adopted stock option plans in 1993 and 1997 providing for the granting of non-qualified stock options, stock appreciation rights, bonus rights

                       Hollywood Entertainment Corporation
     and other incentive grants to employees up to an aggregate of 11,000,000 shares of common stock. The Company granted incentive stock options pursuant to the 1993 Plan totaling 2,165,513, 2,858,150 and 1,297,594 in
     1997, 1996 and 1995, respectively.

     As of December 31, 1997, the Company had available for grant under the 1993 Plan 4,728,354 shares of common stock, after considering the lapse of options previously granted.

     The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995:

                                                      1997        1996        1995
                                                   -------     -------     -------
     Risk free interest rate                         5.7%        6.4%        5.4%
     Expected dividend yield                           0%          0%          0%
     Expected lives                                5 years     5 years     5 years
     Expected volatility                              65%         60%         60%

     For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period.

     The Company's pro forma information is as follows:

                                                       December 31,
                         -------------------------------------------------------------------------
                                   1997                     1996                    1995
                         ------------------------ -----------------------  -----------------------
                            Reported    Pro forma    Reported   Pro forma    Reported    Pro forma
                         ----------- ------------ ----------- -----------  ----------  -----------
     Net income             $  4,996    $   1,459    $ 20,630   $  18,252    $  9,226    $   8,556
     Earnings per share:
       Basic                    0.14         0.04        0.60        0.53        0.28         0.27
       Diluted                  0.13         0.04        0.59        0.52        0.28         0.26

     Options to purchase 1,184,101 shares of common stock were not included in the computation of pro forma diluted earnings per share for December 31, 1997, as such shares were anti-dilutive.

                       Hollywood Entertainment Corporation

     The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     A summary of the Company's stock option activity and related information for 1997, 1996 and 1995 is as follows:

                                                                              Weighted
                                                                               Average
                                                                              Exercise
                                                               Shares            Price
                                                       --------------   --------------
     Outstanding at December 31, 1994                       1,547,700           $ 5.38
       Granted                                              1,297,594            15.21
       Exercised                                             (296,144)            4.55
       Cancelled                                             (375,500)            8.17
                                                       --------------   --------------
     Outstanding at December 31, 1995                       2,173,650             6.57
       Granted                                              2,858,150            10.24
       Exercised                                             (126,463)            6.62
       Cancelled                                             (865,150)           15.29
                                                       --------------   --------------
     Outstanding at December 31, 1996                       4,040,187             9.25
       Granted                                              2,165,513            16.35
       Exercised                                             (480,195)            7.74
       Cancelled                                             (587,217)           11.79
                                                       --------------   --------------
     Outstanding at December 31, 1997                       5,138,288           $12.09
                                                       ==============   ==============

     The following table summarizes information about the Company's stock options outstanding as of December 31, 1997.

                                                                                 Weighted
                                                              Weighted            Average
                              Number of Options                Average   Contractual Life
                          ----------------------------        Exercise          Remaining
      Grant Price Range     Outstanding    Exercisable           Price            (years)
     -------------------  -------------   ------------   -------------   ----------------
      $ 2.340 - $6.500        1,298,425        481,225          $ 5.21               6.25
        6.835 - 11.625        1,205,700        296,200            9.83               7.14
       11.870 - 17.500        1,291,163        302,483           14.10               7.72
       17.750 - 19.120        1,038,000         50,900           18.46               7.97
       19.620 - 21.500          305,000         44,400           20.06               8.33
                           ------------   ------------   -------------
                              5,138,288      1,175,208          $12.09
                           ============   ============   =============

                       Hollywood Entertainment Corporation

14.  Earning per Share

     SFAS No. 128, "Earnings per Share" requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share includes additional dilution from the effect of potential common stock, such as stock issuable pursuant to the exercise of stock options, warrants outstanding and the conversion of debt.

     The following table is a reconciliation of the basic and diluted earnings per share computations:

                                             1997                         1996                          1995
                                ----------------------------  ----------------------------  ----------------------------
                                                            (in thousands, except share amounts)
                                                         Per                           Per                           Per
                                                       Share                         Share                         Share
                                  Income    Shares   Amounts    Income    Shares   Amounts    Income    Shares   Amounts
                                --------  --------  --------  --------  --------  --------  --------  --------  --------
Basic Earnings per Share:
     Income before
     extraordinary item and
     change in accounting
     principle                  $  5,559    36,659  $   0.15  $ 20,630    34,162  $   0.60  $ 11,786    32,230  $   0.37

Effect of Dilutive Securities:
     Stock options                     -     1,059                   -       997                   -       732
                                --------  --------            --------  --------            --------  --------

Dilutive Earning per Share:
     Income available to
     common shareholders
     and assumed conversions    $  5,559    37,718  $   0.15  $ 20,630    35,159  $   0.59  $ 11,786    32,962  $   0.36
                                ========  ========  ========  ========  ========  ========  ========  ========  ========

     In 1997, the Company reported a $0.01 per share loss for both basic and diluted earnings per share for an extraordinary loss on extinguishment of debt. In 1995, the Company reported a $0.08 per share loss for both basic and diluted earnings per share due to a change in accounting principle. See a discussion in Note 10 and Note 4 to the Consolidated Financial Statements.

15.  Special and/or Unusual Items

     The Company incurred the following special and/or unusual charges in 1997.

     The Company recorded a $6.8 million charge in the fourth quarter of 1997 to write-off obsolete video game inventory and related accessories caused by advancements in video game technology. Of the $6.8 million charge, $2.3 million was included in cost of product sales and $4.5 million was included in operating

                       Hollywood Entertainment Corporation
     and selling expenses on the consolidated statements of operations.

     The Company recorded a $4.6 million charge in the fourth quarter of 1997 for costs related to the Company's self-tender offer to acquire shares of its common stock at $11.00 per share, which failed because the minimum number of shares required for the transaction was not tendered. This charge was included in general and administrative expenses on the consolidated statements of operations.

     In March 1997, the Company recorded a $18.9 million charge to the settlement of the securities litigation initiated in December 1995. The charge consisted of $14.8 million in damages and $4.1 million in legal and professional expenses. The Company agreed to the settlement to avoid further litigation expense and inconvenience and to put an end to all controversy and claims related to the subject of litigation.

16.  Commitments and Contingencies

     In September 1997 Twentieth Century Fox Home Entertainment, Inc. (FOX) filed a lawsuit against the Company for hiring Jeffrey Yapp as the Company's new President, with whom FOX contended it had a binding contract at the time of such hiring. Without admitting to any of Fox's claims, the Company settled this litigation in December 1997. The Company believes that the settlement will not have a material impact on the Company's future results of operations or financial position.

     The Company is involved in legal proceedings which have arisen in the ordinary course of business. Management does not believe the outcome of these proceedings will have a material impact on the Company's future results of operations or financial position.

                       Hollywood Entertainment Corporation

17.  Quarterly Financial Data

     Quarterly financial information is as follows:

                                                                 Quarter Ended
                                           -----------------------------------------------------------
                                                    March           June      September       December
                                           --------------  -------------  -------------  -------------
                 1997
     -------------------------------
     Total revenue                               $110,475       $110,002       $124,621       $155,403
     Income from operations                        14,329         11,177         12,143          4,032
     Net income                                    (3,607)         5,481          4,572         (1,450)
     Net income per share:
       Basic                                        (0.10)          0.15           0.12          (0.04)
       Diluted                                      (0.10)          0.15           0.12          (0.04)

                 1996
     -------------------------------
     Total revenue                               $ 65,073       $ 63,949       $ 75,696       $ 97,624
     Income from operations                         6,631          5,985         10,957         14,845
     Net income                                     3,727          3,005          5,842          8,056
     Net income per share:
       Basic                                         0.11           0.09           0.17           0.23
       Diluted                                       0.11           0.09           0.17           0.23

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 1998.

                                  Hollywood Entertainment Corporation


                                  By: FORREST MARK WOLFINGER
                                      ------------------------------------------
                                      Forrest Mark Wolfinger
                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1998.

        Signatures                                    Title
        ----------                                    -----


MARK J. WATTLES                        Chairman of the Board of Directors
----------------------------------     and Chief Executive Officer
Mark J. Wattles                        (Principal Executive Officer)


FORREST MARK WOLFINGER                 Chief Financial Officer
----------------------------------     (Principal Financial and Accounting
Forrest Mark Wolfinger                 Officer)


DONALD J. EKMAN                        Director
----------------------------------
Donald J. Ekman


JAMES N. CUTLER                        Director
----------------------------------
James N. Cutler


RICHARD A. GALANTI                     Director
----------------------------------
Richard A. Galanti

                                  Exhibit Index

Exhibit     Description
Number      Page Number
------      -----------

3.1 1993B Restated Articles of Incorporation, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042)(the "Form S-1") and by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140)).

3.2         Bylaws (incorporated by reference to Exhibit 3.2 to the Form S-1).

4.1 Rights of Security Holders - See Article II of Exhibit 3.1 and Articles I and V of Exhibit 3.2.

10.1        Indenture, dated August 13, 1997, between the Registrant and U.S.
            Trust Company of California, N.A. (incorporated by reference to
            Exhibit 4.1 to the Registration Statement on Form S-4
            (No.333-351)(the "1997 S-4").

10.2 Registration Rights Agreement, dated as of August 13, 1997, by and among the Registrant, Montgomery Securities, Donaldson Lufkin & Jenrette Securities Corporation, Goldman Sachs & Co. and Societe Generale Securities Corporation (incorporated by reference to
            Exhibit 4.4 to the 1997 S-4).

10.3        1993 Stock Incentive Plan, as amended (incorporated by reference to
            Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.4 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Form S-1).

10.5 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Form S-1).

10.6 Revolving Credit Agreement, dated as of September 5, 1997, among the Registrant, as Borrower, and Societe Generale, DLJ Capital Funding, Inc. Goldman Sachs Credit Partners L.P. and certain other financial institutions, as Lenders, and Societe Generale, as Agent for the Lenders, Donaldson, Lufkin & Jenrette Securities Corporation, as Administrative Agent, Goldman Sachs Credit Partners, L.P., as Documentation Agent, and Credit Lyonnais Los Angeles Branch, Barclays Bank PLC, Deutsche Bank AG, New York Branch, U.S. Bank National Association and KeyBank National Association, as Co-Agents (incorporated by reference to Exhibit 10.1 of the 1997 S-4).

10.7 Employment letter between the Registrant and Jeffrey B. Yapp, dated July 31, 1997.

21.1        List of Subsidiaries.

23.1        Consent of Price Waterhouse LLP.

27.1        Financial Data Schedule.

27.2 Restated Financial Data Schedule, year ended December 31, 1996 and 1995.

27.3 Restated Financial Data Schedule, first, second and third quarters 1997.

27.4 Restated Financial Data Schedule, first, second and third quarters 1996.