Form 10-Q
period 1998-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 1998-05-15
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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


              Yes     X                    No
                  ---------                   ---------

As of May 12, 1998, there were 36,925,046 shares of the registrant's Common Stock outstanding.

                       HOLLYWOOD ENTERTAINMENT CORPORATION

                                 March 31, 1998

                                                                    Page
                                                                   Number
                                                                   ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations                        3


         Consolidated Balance Sheets                                  4


         Consolidated Statements of Cash Flows                        5


         Notes to Consolidated Financial Statements                   6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           12

Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (Thousands, except per share amounts)


                                                                    Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                     1998              1997
                                                                ---------         ---------
Revenue:
    Rental revenue                                              $ 141,363         $  91,680
    Product sales                                                  28,589            18,795
                                                                ---------         ---------
                                                                  169,952           110,475
                                                                ---------         ---------

Operating costs and expenses:
    Cost of product sales                                          18,448            11,601
    Operating and selling                                         121,857            77,049
    General and administrative                                      8,381             5,969
    Amortization of intangibles                                     1,834             1,527
                                                                ---------         ---------
                                                                  150,520            96,146
                                                                ---------         ---------

Income from operations                                             19,432            14,329

Nonoperating income (expense):
    Interest income                                                    84                82
    Interest expense                                               (6,745)           (1,549)
    Litigation settlement                                               -           (18,874)
                                                                ---------         ---------

Income (loss) before income taxes                                  12,771            (6,012)
(Provision for) benefit from income taxes                          (5,108)            2,405
                                                                ---------         ---------

Net income (loss)                                               $   7,663         $  (3,607)
                                                                =========         =========

-------------------------------------------------------------------------------------------
Net income (loss) per share:
    Basic                                                       $    0.21         $   (0.10)
    Diluted                                                     $    0.21         $   (0.10)
-------------------------------------------------------------------------------------------
Weighted average shares outstanding:
    Basic                                                          36,842            37,416
    Diluted                                                        37,377            37,416
-------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (Thousands, except share amounts)


                                                                               March 31,         Dec. 31,
                                                                                   1998             1997
                                                                             ----------        ---------
ASSETS

Current assets:
     Cash and cash equivalents                                               $    4,360        $   3,909
     Accounts receivable                                                         36,339           39,566
     Merchandise inventories                                                     62,986           61,482
     Prepaid expenses and other current assets                                    6,771            6,488
                                                                             ----------        ---------
        Total current assets                                                    110,456          111,445

Videocassette rental inventory, net                                             243,719          226,051
Property and equipment, net                                                     258,860          234,497
Goodwill, net                                                                    92,411           93,760
Deferred income tax                                                              11,922           11,334
Other assets, net                                                                11,629           12,036
                                                                             ----------        ---------

                                                                             $  728,997        $ 689,123
                                                                             ==========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations                             $    2,341        $   2,341
     Accounts payable                                                            90,121          103,823
     Accrued expenses                                                            26,188           29,423
     Accrued interest                                                             3,111            8,256
     Income taxes payable                                                         6,302                -
                                                                             ----------        ---------
        Total current liabilities                                               128,063          143,843

Long-term obligations, less current portion                                     275,581          231,155
Other liabilities                                                                26,790           24,229
                                                                             ----------        ---------
                                                                                430,434          399,227
Shareholders' equity:
     Preferred stock, 25,000,000 shares authorized;
        no shares issued and outstanding                                             --               --
     Common stock, 100,000,000 shares authorized;
        36,899,246 and 36,786,396 shares issued
        and outstanding, respectively                                           248,902          247,950
     Retained earnings                                                           51,651           43,988
     Intangible assets, net                                                      (1,990)          (2,042)
                                                                             ----------        ---------
        Total shareholders' equity                                              298,563          289,896
                                                                             ----------        ---------

                                                                             $  728,997        $ 689,123
                                                                             ==========        =========


    The accompanying notes are an integral part of this financial statement.

                             HOLLYWOOD ENTERTAINMENT CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                         (Thousands)


                                                                    Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                     1998              1997
                                                                ---------         ---------
Operating activities:
   Net income (loss)                                            $   7,663         $  (3,607)
   Adjustments to reconcile net income to cash
       provided by operating activities:
   Depreciation and amortization                                   43,181            28,904
   Litigation settlement warrants                                       -             9,000
   Change in deferred rent                                          1,261               747
   Change in deferred income taxes                                    712            (4,455)
   Net change in operating assets and liabilities:
       Accounts receivablele                                        3,227             2,584
       Merchandise inventories                                     (1,504)              948
       Accounts payable                                           (13,702)          (17,987)
       Accrued interest                                            (5,145)               15
       Other current assets and liabilities                         2,784             4,240
                                                                ---------         ---------
          Cash provided by operating activities                    38,477            20,389
                                                                ---------         ---------

Investing activities:
   Purchases of videocassette rental inventory, net               (50,467)          (38,374)
   Purchases of property and equipment, net                       (32,911)          (17,749)
   Increase in intangibles and other assets                           (26)           (1,144)
                                                                ---------         ---------
          Cash used in investing activities                       (83,404)          (57,267)
                                                                ---------         ---------

Financing activities:
   Proceeds from the issuance of common stock, net                      -             4,695
   Issuance of long-term obligations                                    -            10,000
   Repayments of long-term obligations                               (574)             (208)
   Tax benefit from exercise of stock options                         (47)            1,651
   Proceeds from exercise of stock options                            999             2,493
   Increase in revolving loan, net                                 45,000            19,000
                                                                ---------         ---------
          Cash provided by financing activities                    45,378            37,631
                                                                ---------         ---------

Increase in cash and cash equivalents                                 451               753

Cash and cash equivalents at beginning of year                      3,909            12,849
                                                                ---------         ---------

Cash and cash equivalents at end of the first quarter           $   4,360          $ 13,602
                                                                =========         =========


    The accompanying notes are an integral part of this financial statement.

                       HOLLYWOOD ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998.

1.   Accounting Policies

     The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1997 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

2.   Statements of Changes in Shareholders' Equity

     An analysis of the shareholders' equity amounts for the first quarter ended March 31, 1998 is as follows:

                                                          Common Stock
                                                  ------------------------------     Intangible      Retained
(in thousands, except share amounts)                  Shares         Amount            Assets        Earnings       Total
                                                  ------------------------------   -------------  -------------  ------------

Balance at December 31, 1997                          36,786,396    $ 247,950          $  (2,042)     $  43,988     $ 289,896
  Issuance of common stock under option plan             112,850          999                  -              -           999
  Tax benefit from exercise of stock options                   -          (47)                 -              -           (47)
  Amortization on intangible assets                            -            -                 52              -            52
  Net income                                                   -            -                  -          7,663         7,663
                                                  ------------------------------   -------------  -------------  ------------
Balance at March 31, 1998                             36,899,246    $ 248,902          $  (1,990)     $  51,651     $ 298,563
                                                  ==============================   =============  =============  ============

3.   Earnings per Share

          Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share includes additional dilution from the effect of potential common stock, such as stock issuable pursuant to the exercise of stock options, warrants outstanding and the conversion of debt.

     The following table is a reconciliation of the basic and diluted earnings per share computations:

                                                                 Three Months Ended
                                                                     March 31,
                                   -------------------------------------------------------------------------------
                                                    1998                                     1997
                                   ----------------------------------------  -------------------------------------
                                                      (in thousands, except per share amounts)

                                                                   Per                                    Per
                                                                  Share                                  Share
                                     Income         Shares        Amounts       Loss        Shares       Amounts
                                   ----------------------------------------  -------------------------------------
Basic earnings per share                $7,663        36,842    $     0.21    $ (3,607)      36,591    $   (0.10)

Effect of dilutive securities:
     Stock options                           -           535                         -            -
                                   -----------    ----------                ----------   ----------
Dilutive earning per share:             $7,663        37,377    $     0.21    $ (3,607)      36,591    $   (0.10)
                                   ===========    ==========  ============  ==========   ==========  ===========

     Options to purchase 825,000 shares of common stock were not included in the computation of diluted earnings per share for March 31, 1997, as such shares were anti-dilutive.

4.   Comprehensive Income

     In June 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was net income of $7.7 million and a net loss of $3.6 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary Results of Operations

     The Company's net income in the current year first quarter was $7.7 million, compared with a net loss of $3.6 million for the corresponding period of the prior year.

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of total revenue; and
(ii) the number of stores open at the end of each such period.

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           -----------------------------
                                                                                   1998             1997
                                                                           ------------     ------------
                                                                                    (Unaudited)
Revenue:
     Rental revenue                                                                83.2%            83.0%
     Product sales                                                                 16.8%            17.0%
                                                                           ------------     ------------
                                                                                  100.0%           100.0%
                                                                           ------------     ------------

Operating costs and expenses:
     Cost of product sales                                                         10.9%            10.5%
     Operating and selling                                                         71.7%            69.7%
     General and administrative                                                     4.9%             5.4%
     Amortization of intangibles                                                    1.1%             1.4%
                                                                           ------------     ------------
                                                                                   88.6%            87.0%

Income from operations                                                             11.4%            13.0%

Nonoperating income (expense), net                                                 -3.9%           -18.4%
                                                                           ------------     ------------

Income (loss) before income taxes                                                   7.5%            -5.4%

(Provision for) benefit from income taxes                                          -3.0%             2.2%
                                                                           ------------     ------------

Net income (loss)                                                                   4.5%            -3.2%
                                                                           ============     ============

Number of stores                                                                    995              601
                                                                           ============     ============

Revenue

     Revenue increased by $59.5 million, or 54%, in the current year first quarter compared with the corresponding period of the prior year primarily due to the opening of 394 new superstores. The Company ended the quarter with 995 stores in 43 states compared with 601 stores in 32 states in the corresponding period of the prior year. Revenue was also favorably impacted by an increase of 2% in comparable store revenue in the current year first quarter. The Company's pricing of videocassette rentals and merchandise for sale has not changed significantly in 1998.

Operating Costs and Expenses

Cost of Product Sales

     The cost of product sales as a percentage of product sales increased from 61.7% in the prior year first quarter to 64.5% in the current year first quarter due to increasing pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader in order to drive customer traffic.

Operating and Selling

     Operating and selling expenses, which consist principally of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, increased as a percentage of total revenue to 71.7% in the current year first quarter from 69.7% in the corresponding period of the prior year. This increase was due to lower average revenues per store in 1998, resulting primarily from the addition of 394 new superstores during the last twelve months, which have lower revenue per store than mature Hollywood Video stores. Since a portion of store-level operating expenses is fixed, new stores generally have lower operating margins in the first year of operation. In addition, pre-opening expenses are charged to earnings in the first full month of a store's operation. Therefore, the addition of a significant number of new stores to the Company's existing store base has and will continue to have an adverse impact on the Company's margin.

General and Administrative

     General and administrative expenses decreased as a percentage of total revenue to 4.9% in the current first quarter compared with 5.4% in the corresponding first quarter of the prior year. This decrease as a percentage of total revenue was due to the increase in total revenue without a proportionate increase in corporate overhead.

Amortization of Intangibles and Other Assets

     Amortization of intangibles increased by $0.3 million in the current year first quarter compared with the corresponding period of the prior year primarily due to the amortization of deferred financing costs associated with the Company's senior subordinated notes and revolving credit facility.

Nonoperating Income (Expense), Net

     Interest expense net of interest income was $6.7 million for the current year first quarter compared with $1.5 million for the corresponding period of the prior year. The increase in interest expense was primarily due to increased levels of borrowing associated with the issuance of the senior subordinated notes combined with increased borrowings under the Company's revolving credit facility. The Company incurred a charge of $18.9 million in the first quarter of 1997 for the settlement of securities litigation (see Note 15 of Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission).

Income Taxes

     The effective tax rate for the Company was a provision of 40 percent for both the current and prior year first quarters.

Liquidity and Capital Resources

     The Company generates substantial operating cash flow because most of its revenue is received in cash. The amount of cash generated from operations in the first quarter of 1998 significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures (including purchases of videocassette inventory) of the Company are primarily funded by the excess operating cash flow and through loans under a revolving line of credit. The Company has a $300 million revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. The Company believes cash flow from operations, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its planned expansion through at least 1999.

     At March 31, 1998, the Company had cash and cash equivalents of $4.4 million and a working capital deficit of $17.6 million. Videocassette rental inventories are accounted for as non-current assets under Generally Accepted Accounting Principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

     Net cash provided by operating activities increased by $18.1 million in the current year first quarter compared with the corresponding period of the prior year, primarily due to an increase in revenue and depreciation and amortization expenses, combined with improved results of operations in the current fiscal year (see "Results of Operations"), net of the non-cash impact of the litigation settlement warrants.

Cash Used in Investing Activities

     Net cash used in investing activities increased by $26.1 million in the current year first quarter compared with the corresponding period of the prior year, primarily due to increased purchases of videocassette rental inventory for new and existing stores and capital expenditures with respect to new store construction, remodeling of certain existing stores and for the continued development of information management systems (see "Capital Expenditures").

Cash Provided by Financing Activities

     Net cash provided by financing activities increased by $7.7 million in the current year first quarter compared with the corresponding period of the prior year as a result of additional borrowings under the Company's revolving credit line. The Company has the availability of up to $300 million in revolving credit loans. The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. As of March 31, 1998, $70 million was outstanding under the revolving credit agreement.

Capital Expenditures

     The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits, excluding leasehold improvements that are customarily paid for by the property developer. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of a revolving line of credit or other forms of equipment financing and/or leasing, if necessary.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     In April 1998 a complaint was filed against the Company, entitled Rentrak Corporation v. Hollywood Entertainment et al., case no. 98-04-02811, Circuit Court of the State of Oregon for the County of Multnomah, Portland, Oregon. The plaintiff alleges that the Company violated alleged contractual obligations requiring the Company to obtain all of its leased videocassettes exclusively from Rentrak and seeks injunctive relief and monetary damages. In addition, the plaintiff alleges that an audit of the Company's stores revealed audit and reporting violations. The Company believes this suit is without merit and is vigorously defending the litigation. The Company does not believe the ultimate outcome of the litigation will have a material effect on the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 10.8 - First Amendment Agreement, dated as of March 31,
                             1998 among the Company, Societe Generale, as Agent, Donaldson, Lufkin & Jenrette Securities Corporation, as Administrative Agent and Goldman Sachs Credit Partners L.P., as Documentation Agent

              Exhibit 27   - Financial data schedule submitted in electronic
                             form only

          (b) Reports on Form 8-K.

              None.

                       HOLLYWOOD ENTERTAINMENT CORPORATION

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              HOLLYWOOD ENTERTAINMENT CORPORATION
                              --------------------------------------------------
                                             (Registrant)




May 15, 1998                  FORREST MARK WOLFINGER
-----------------             --------------------------------------------
     (Date)                             Forrest Mark Wolfinger
                                        Chief Financial Officer
                               (Principal financial and accounting officer
                                          of the registrant)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.     Description
-------   -----------

  10.8 First Amendment Agreement, dated as of March 31, 1998 among the Company, Societe Generale, as Agent, Donaldson, Lufkin & Jenrette Securities Corporation, as Administrative Agent and Goldman Sachs Credit Paqrtners L.P., as Documentation Agent

  27      Financial data schedule submitted in electronic form only