Form 10-Q
period 1998-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1998-08-14
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10 Q


    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---                OF THE SECURITIES EXHANGE ACT OF 1934


                        For the transition period from to

                         Commission File Number 0-21824

                                 ---------------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
               (Exact name of registrant as specified in charter)


                      Oregon                         93-0981138
                  (State or other                (I.R.S. Employer
                   jurisdiction of              Identification No.)
                  incorporation or
                    organization)

                9275 S.W. Peyton Lane, Wilsonville, Oregon 97070
           (Address of principal executive office, including zip code)


                                 (503) 570-1600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of August 11, 1998, there were 37,040,846 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                                  June 30, 1998



                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations                               3

          Consolidated Balance Sheets                                         4

          Consolidated Statements of Cash Flows                               5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial                   8
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

Signatures

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements


                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                              June 30,
                                           --------------------------------       -----------------------------
                                                    1998               1997               1998             1997
                                           -------------       ------------       ------------     ------------
Revenue:
   Rental revenue                          $     141,572        $    93,035       $    282,936      $   184,715
   Product sales                                  25,159             16,967             53,746           35,762
                                           -------------       ------------       ------------     ------------
                                                 166,731            110,002            336,682          220,477
                                           -------------       ------------       ------------     ------------

Operating cost and expenses:
   Cost of product sales                          16,227             10,828             34,675           22,429
   Operating and selling                         124,048             80,204            245,904          157,253
   General and administrative                      7,585              6,197             15,966           12,166
   Amortization of intangibles                     1,834              1,596              3,668            3,123
                                           -------------       ------------       ------------     ------------
                                                 149,694             98,825            300,213          194,971
                                           -------------       ------------       ------------     ------------

Income from operations                            17,037             11,177             36,469           25,506

Nonoperating income (expense):
   Interest income                                     5                 26                 88              108
   Interest expense                               (7,431)            (2,068)           (14,175)          (3,617)
   Litigation settlement                               -                  -                  -          (18,874)
                                           -------------       ------------       ------------     ------------
Income before income taxes                         9,611              9,135             22,382            3,123

Provision for income taxes                        (3,957)            (3,654)            (9,065)          (1,249)
                                           -------------       ------------       ------------     ------------

Net income                                 $       5,654       $      5,481       $     13,317     $      1,874
                                           =============       ============       ============     ============


---------------------------------------------------------------------------------------------------------------
Net income per share:
    Basic                                  $        0.15       $       0.15       $       0.36     $       0.05
    Diluted                                $        0.15       $       0.15       $       0.36     $       0.05
---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
    Basic                                         36,928             36,695             36,885           36,643
    Diluted                                       37,678             37,577             37,513           37,465
---------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of this financial statement.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)


                                                                                  June 30,         Dec. 31,
                                                                                     1998             1997
                                                                            -------------    -------------
ASSETS

Current assets:
     Cash and cash equivalents                                              $       3,968    $       3,909
     Accounts receivable                                                           41,861           39,566
     Merchandise inventories                                                       58,965           61,482
     Prepaid expenses and other current assets                                      8,403            6,488
                                                                            -------------    -------------
        Total current assets                                                      113,197          111,445

Videocassette rental inventory, net                                               267,712          226,051
Property and equipment, net                                                       276,196          234,497
Goodwill, net                                                                      91,048           93,760
Deferred income tax                                                                10,219           11,334
Other assets, net                                                                  11,376           12,036
                                                                            -------------    -------------

                                                                            $     769,748    $     689,123
                                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term obligations                            $       2,341    $       2,341
     Accounts payable                                                              92,878          103,823
     Accrued expenses                                                              22,785           29,423
     Accrued interest                                                               8,519            8,256
     Income taxes payable
                                                                                    8,279                -
                                                                            -------------    -------------
        Total current liabilities                                                 134,802          143,843

Long-term obligations, less current portion                                       302,476          231,155
Other liabilities                                                                  27,984           24,229
                                                                            -------------    -------------
                                                                                  465,262          399,227
Shareholders' equity:
     Preferred stock, 25,000,000 shares authorized; no shares
        issued and outstanding
     Common stock, 100,000,000 shares authorized; and 36,974,196
        and 36,786,396 shares issued and outstanding, respectively                249,140          247,950
     Retained earnings                                                             57,305           43,988
     Intangible assets, net                                                        (1,959)          (2,042)
                                                                            -------------    -------------
        Total shareholders' equity                                                304,486          289,896
                                                                            -------------    -------------

                                                                            $     769,748    $     689,123
                                                                            =============    =============


    The accompanying notes are an integral part of this financial statement.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        ------------------------------------
                                                                                 1998                   1997
                                                                        -------------          -------------
Operating activities:
  Net income                                                            $      13,317           $      1,874
  Adjustments to reconcile net income to cash
     provided by operating activities:
  Depreciation and amortization                                                96,083                 61,811
  Litigation settlement warrants                                                    -                  9,000
  Change in deferred rent                                                       2,280                  1,469
  Change in deferred income taxes                                               2,250                 (4,121)
  Net change in operating assets and liabilities:
     Accounts receivable                                                       (2,295)                 1,993
     Merchandise inventories                                                    2,517                    558
     Accounts payable                                                         (10,945)                (6,178)
     Accrued interest                                                             263                    217
     Other current assets and liabilities                                        (274)                (3,896)
                                                                        -------------          -------------
        Cash provided by operating activities                                 103,536                 62,727
                                                                        -------------          -------------


Investing activities:
  Purchases of videocassette rental inventory, net                           (115,444)               (87,501)
  Purchases of property and equipment, net                                    (60,332)               (48,557)
  Increase in intangibles and other assets                                       (212)                (1,343)
                                                                        -------------          -------------
        Cash used in investing activities                                    (175,988)              (137,401)
                                                                        -------------          -------------

Financing activities:
  Proceeds from the issuance of common stock, net                                   -                  4,695
  Issuance of long-term obligations                                                 -                 10,000
  Repayments of long-term obligations                                          (1,180)                  (754)
  Tax benefit from exercise of stock options                                       43                  2,252
  Proceeds from exercise of stock options                                       1,147                  3,414
  Increase in revolving loan, net                                              72,501                 48,000
                                                                        -------------          -------------
        Cash provided by financing activities                                  72,511                 67,607
                                                                        -------------          -------------

Increase (decrease) in cash and cash equivalents                                   59                 (7,067)

Cash and cash equivalents at beginning of year                                  3,909                 12,849
                                                                        -------------          -------------

Cash and cash equivalents at end of the second quarter                  $       3,968          $       5,782
                                                                        =============          =============


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

2.   Statements of Changes in Shareholders' Equity

     An analysis of the shareholders' equity amounts for the two quarters ended June 30, 1998 is as follows:

                                                        Common Stock
                                                  -------------------------  Intangible     Retained
(In thousands, except share amounts)                    Shares       Amount      Assets     Earnings         Total
                                                  ------------  -----------  ----------   ----------  ------------
Balance at December 31, 1997                        36,786,396  $   247,950  $   (2,042)  $   43,988  $    289,896
 Issuance of common stock under option plan            187,800        1,147                                  1,147
 Tax benefit from exercise of stock options                              43                                     43
 Amortization on intangible assets                                                   83                         83
 Net income                                                                                   13,317        13,317
                                                  ============  ===========  ==========   ==========  ============
Balance at June 30, 1998                            36,974,196  $   249,140  $   (1,959)  $   57,305  $    304,486
                                                  ============  ===========  ==========   ==========  ============


3.   Earnings per Share

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share includes additional dilution from the effect of potential common stock, such as stock issuable pursuant to the exercise of stock option, warrants outstanding and the conversion of debt.

     The following table is a reconciliation of the basic and diluted earnings per share computations:

                                                             Six Months Ended
                                                              June 30, 1998
                                                (In thousands, except per share amounts)
                              ------------------------------------   ------------------------------------
                                                 1998                                  1997
                              ------------------------------------   ------------------------------------
                                                               Per                                    Per
                                                             Share                                  Share
                                  Income       Shares      Amounts       Income       Shares      Amounts
                              ----------   ----------   ----------   ----------   ----------   ----------
Basic Earnings per Share:     $   13,317       36,885   $     0.36   $    1,874       36,643   $     0.05

Effect of Dilutive Securities:
     Stock options                     -          628                         -          822
                              ----------   ----------                ----------   ----------
Dilutive Earnings per share:  $   13,317       37,513   $     0.36   $    1,874       37,465   $     0.05
                              ==========   ==========   ==========   ==========   ==========   ==========


4.   Comprehensive Income

     In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income was $5.7 million and $13.3 million for the second quarter and current year two quarters, respectively, compared with $5.5 million and $1.9 million for the corresponding periods of the prior year.

5.   Subsequent Event

     On July 30, 1998, the Company announced that it had signed a definitive agreement to acquire Reel.com, Inc., which operates the leading video-only store on the Internet (www.reel.com). Reel.com offers access to over 85,000 movie titles, proprietary movie information, and recommendations that help customers discover movies they will enjoy. The value of the transaction is approximately $100 million. Hollywood Entertainment will issue an aggregate of five million shares of restricted Hollywood Entertainment common stock and redeemable preferred stock, and $30.0 million in cash to stockholders of Reel.com.

     Separate and concurrent with the acquisition, several of Reel.com's stockholders will purchase an aggregate of five million additional shares of restricted Hollywood Entertainment common stock at a price per share of $13.50. The shares, together with the shares issued in the acquisition, will not be transferable for one year after closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary Results of Operations

     The Company's net income was $5.7 million and $13.3 million for the second quarter and current year two quarters, respectively, compared with $5.5 million and $1.9 million for the corresponding periods of the prior year.

     The following table sets forth, for the periods indicated, (i) selected statements of operations data expressed as a percentage of total revenue; and
(ii) the number of superstores open at the end of each period:

                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                               ------------------------       -----------------------
                                                   1998            1997           1998           1997
                                               --------       ---------       --------       --------
                                                      (Unaudited)                   (Unaudited)
Revenue:
   Rental revenue                                   84.9           84.6          84.0            83.8
   Product sales                                    15.1           15.4          16.0            16.2
                                               ---------      ---------       -------       ---------
                                                   100.0          100.0         100.0           100.0
                                               ---------      ---------       -------       ---------

Operating costs and expenses:

   Cost of product sales                             9.7            9.8          10.3            10.2
   Operating and selling                            74.4           72.9          73.0            71.3
   General and administrative                        4.6            5.6           4.7             5.5
   Amortization of intangibles                       1.1            1.5           1.1             1.4
                                               ---------      ---------       -------       ---------
                                                    89.8           89.8          89.1            88.4

Income from operations:                             10.2           10.2          10.9            11.6

Nonoperating income (expense, net)                  (4.4)          (1.9)         (4.2)          (10.2)
                                               ---------      ---------       -------       ---------
Income before income taxes                           5.8            8.3           6.7             1.4
Provision for income taxes                          (2.4)          (3.3)         (2.7)           (0.5)

                                               ---------      ---------       -------       ---------
Net income                                           3.4            5.0           4.0             0.8
                                               =========      =========       =======       =========

Number of superstores                              1,066            661         1,066             661

Revenue

     Revenue increased by $56.7 million, or 52%, in the second quarter and $116.2 million, or 53%, in the current year two quarters, compared with the corresponding periods of the prior year, respectively, primarily due to the opening of 405 new superstores in the twelve months ended June 30, 1998. The Company ended the quarter with 1,066 stores in 43 states compared with 673 stores in 33 states at the end of the corresponding period of the prior year. Revenue was also favorably impacted by an increase of 1% and 2% in comparable store revenue in the second quarter and current year two quarters, respectively. The Company's pricing of videocassette rentals and merchandise for sale has not changed significantly in 1998.

Operating Costs and Expenses

Cost of Product Sales

     The cost of product sales as a percentage of product sales increased from 63.8% and 62.7%, in the prior year second quarter and prior year two quarters, respectively, to 64.5% for both the current year second quarter and current year two quarters. The Company's gross margin on product sales has been affected by increasing pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader in order to drive customer traffic.

Operating and Selling

     Operating and selling expenses, which consist principally of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, increased as a percentage of total revenue to 74.4% and 73.0% for the second quarter and the current year two quarters, respectively, from 72.9% and 71.3% for the corresponding periods of the prior year. This increase was due to lower average revenues per store in 1998, resulting primarily from the addition of 393 new superstores during the last twelve months, which have lower revenue per store than mature Hollywood Video stores. Since a portion of store-level operating expenses is fixed, new stores generally have lower operating margins in the first year of operation. In addition, pre-opening expenses are charged to earnings in the first full month of a store's operation. Therefore, the addition of a significant number of new stores to the Company's existing store base has and will continue to have an adverse impact on the Company's margin.

General Administrative

     General and administrative expenses decreased as a percentage of total revenue to 4.6% and 4.7% for the second quarter and current year two quarters, respectively, compared with 5.6% and 5.5% for the corresponding periods of the prior year. This decrease as a percentage of total revenue was due to the increase in total revenue without a proportionate increase in corporate overhead.

Amortization of Intangibles and Other Assets

     Amortization of intangibles increased by $0.2 million in the current year second quarter, and increased by $0.5 million in the current year two quarters, compared with the corresponding periods of the prior year. The increase is primarily due to the amortization of deferred financing costs associated with the Company's senior subordinated notes and revolving credit facility.

Nonoperating Income (Expense), Net

     Interest expense net of interest income was $7.4 million and $14.1 million for the second quarter and current year two quarters, respectively, compared with $2.0 million and $3.5 million for the corresponding periods of the prior year. The increase in interest expense was primarily due to increased levels of borrowings associated with the issuance of the senior subordinated notes combined with increased borrowings under the Company's revolving credit facility. The Company incurred a charge of $18.9 million in the first quarter of 1997 for the settlement of securities litigation (see Note 15 of Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission).

Income Taxes

     The effective tax rate for the Company was a provision of 41.2% for the second quarter and 40.5% for the current year two quarters, compared to a provision of 40% for both the prior year second quarter and two quarters.

Liquidity and Capital Resources

     The Company generates substantial operating cash flow because most of its revenue is received in cash. The amount of cash generated from operations in the current year two quarters significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures (including purchases of videocassette inventory) of the Company are primarily funded by the excess operating cash flow and through loans under a revolving line of credit. The Company has a $300 million revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. The Company believes cash flow from operations, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its planned expansion through at least 1999.

     At June 30, 1998, the Company had cash and cash equivalents of $4.0 million and a working capital deficit of $21.6 million. Videocassette rental inventories are accounted for as non-current assets under Generally Accepted Accounting Principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

     Net cash provided by operating activities increased by $40.8 million in the current year two quarters compared with the corresponding period of the prior year, primarily due to an increase in revenue and depreciation and amortization expenses, combined with improved results of operations in the current year (see "Results of Operations"), net of the non-cash impact of the litigation settlement warrants.

Cash Used in Investing Activities

     Net cash used in investing activities increased by $38.6 million in the current year two quarters compared with the corresponding period of the prior year, primarily due to increased purchases of videocassette rental inventory for new and existing stores and capital expenditures with respect to new store construction, remodeling of certain existing stores and for the continued development of information management systems (see "Capital Expenditures").

Cash Provide by Financing Activities

     Net cash provided by financing activities increased by $4.9 million in the current year two quarters compared with the corresponding period of the prior year as a result of additional borrowings under the Company's revolving credit line. The Company has the availability of up to $300 million in revolving credit loans. The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. As of June 30, 1998, $97.5 million was outstanding under the revolving credit agreement.

Capital Expenditures

     The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and cost related to site location, lease negotiations and construction permits, excluding leasehold improvements that are customarily paid for by the property developer. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of a revolving line of credit or other forms of equipment financing and/or leasing, if necessary.

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings

                 In April 1998 a complaint was filed against the Company, entitled Rentrak Corporation v. Hollywood Entertainment et al., case no. 98-04-02811, Circuit Court of the State of Oregon for the County of Multnomah, Portland, Oregon. The plaintiff alleges that the Company violated alleged contractual obligations requiring the Company to obtain all of its leased videocassettes exclusively from Rentrak and seeks injunctive relief and monetary damages. In addition, the plaintiff alleges that an audit of the Company's stores revealed audit and reporting violations. The Company believes this suit is without merit and is vigorously defending the litigation. The Company does not believe the ultimate outcome of the litigation will have material effect on the Company.

Item 5.    Other Information

                 In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after March 7, 1999 (45 days prior to the date in 1999 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy material for the Company's 1999 annual meeting must be receiving at the principal executive offices of the Company no later than December 22, 1998.


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

           Exhibit
           Number      Description
           -------     -----------

           2.1 Agreement and Plan of Merger and Reorganization among Hollywood Entertainment Corporation, R Acquisition, Inc. and Reel.com, Inc. dated as of July 30, 1998

           10.1 Stock Purchase Agreement dated July 30, 1998 among Hollywood Entertainment and certain stockholders of Reel.com, Inc.

           27.1        Financial data schedule

           (b)    Reports on Form 8-K

                  None

                       HOLLYWOOD ENTERTAINMENT CORPORATION


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       HOLLYWOOD ENTERTAINMENT CORPORATION
                                       -----------------------------------
                                                   (Registrant)



  August 14, 1998                                /s/  SANJAY SOOD
-------------------                    -----------------------------------
      (Date)                                        Sanjay Sood
                                         Vice President Corporate Controller
                                        (Principal financial and accounting
                                             officer of the registrant)