Form 10-Q/A
period 1998-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1998-09-04
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-Q/A
                                Amendment No. 1


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


     In accordance with the rules and regulations of the Securities and Exchange Commission, Hollywood Entertainment Corporation is refiling its financial statements for the quarter ended June 30, 1998, to correct the Consolidated Statements of Cash Flows by revising the amount previously reported for "Change in deferred income taxes" to $2,590 from $2,250 for the six months ended June 30, 1998.

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

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        ------------------------------------
                                                                                 1998                   1997
                                                                        -------------          -------------
Operating activities:
  Net income                                                            $      13,317           $      1,874
  Adjustments to reconcile net income to cash
     provided by operating activities:
  Depreciation and amortization                                                96,083                 61,811
  Litigation settlement warrants                                                    -                  9,000
  Change in deferred rent                                                       2,280                  1,469
  Change in deferred income taxes                                               2,590                 (4,121)
  Net change in operating assets and liabilities:
     Accounts receivable                                                       (2,295)                 1,993
     Merchandise inventories                                                    2,517                    558
     Accounts payable                                                         (10,945)                (6,178)
     Accrued interest                                                             263                    217
     Other current assets and liabilities                                        (274)                (3,896)
                                                                        -------------          -------------
        Cash provided by operating activities                                 103,536                 62,727
                                                                        -------------          -------------


Investing activities:
  Purchases of videocassette rental inventory, net                           (115,444)               (87,501)
  Purchases of property and equipment, net                                    (60,332)               (48,557)
  Increase in intangibles and other assets                                       (212)                (1,343)
                                                                        -------------          -------------
        Cash used in investing activities                                    (175,988)              (137,401)
                                                                        -------------          -------------

Financing activities:
  Proceeds from the issuance of common stock, net                                   -                  4,695
  Issuance of long-term obligations                                                 -                 10,000
  Repayments of long-term obligations                                          (1,180)                  (754)
  Tax benefit from exercise of stock options                                       43                  2,252
  Proceeds from exercise of stock options                                       1,147                  3,414
  Increase in revolving loan, net                                              72,501                 48,000
                                                                        -------------          -------------
        Cash provided by financing activities                                  72,511                 67,607
                                                                        -------------          -------------

Increase (decrease) in cash and cash equivalents                                   59                 (7,067)

Cash and cash equivalents at beginning of year                                  3,909                 12,849
                                                                        -------------          -------------

Cash and cash equivalents at end of the second quarter                  $       3,968          $       5,782
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


                                       HOLLYWOOD ENTERTAINMENT CORPORATION
                                       -----------------------------------
                                                   (Registrant)



 September 4, 1998                     /s/ SANJAY SOOD
-------------------                    ---------------------------------------
      (Date)                           Sanjay Sood
                                       Vice President Corporate Controller
                                       (Authorized officer and principal
                                       financial and accounting officer of the
                                       registrant)