Form 10-Q
period 1998-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1998-11-17
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------


                                    FORM 10 Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXHANGE ACT OF 1934

                  For the transition period from            to

                         Commission File Number 0-21824
                                -----------------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
               (Exact name of registrant as specified in charter)

         OREGON                                         93-0981138
     (State or other jurisdiction                   (I.R.S. Employer
     Of incorporation or organization)                Identification No.)

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

                           Yes /X/             No / /


As of October 2, 1998 there were 42,273,123 shares of the registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                               September 30, 1998


                                                                    Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations                        3

         Consolidated Balance Sheets                                  4

         Consolidated Statements of Cash Flows                        5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial            9
         Condition and Results of Operations

PART II. OTHER INFORMATION                                           14

Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                           15


ART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                 Three Months Ended   Nine Months Ended
                                 September 30,        September 30,

                                 1998      1997       1998       1997

Revenue:
Rental revenue                   156,008   106,096    438,944    290,811
Product sales                     28,064    18,525     81,810     54,287
                                 -------   -------    -------    -------
                                 184,072   124,621    520,754    345,098
                                 -------   -------    -------    -------

Operating costs and expenses:
Cost of product sales             18,103    11,586     52,777     34,015
Operating and selling            137,027    92,880    382,933    250,133
General and administrative         8,438     6,335     24,405     18,501
Amortization of intangibles        1,888     1,677      5,556      4,800
                                 -------   -------    -------    -------
                                 165,456   112,478    465,671    307,449
                                 -------   -------    -------    -------

Income from operations            18,616    12,143     55,083     37,649

Nonoperating income (expense):
Interest income                       --       177         89        285
Interest expense                 (8,394)   (3,762)   (22,569)    (7,379)
Litigation settlement                 --        --         --   (18,874)
                                --------  --------   --------   --------
Income before income taxes        10,222     8,558     32,603     11,681

Provision for income taxes       (4,140)   (3,423)   (13,204)    (4,672)
                                --------  --------   --------   --------

Income before extraordinary item   6,082     5,135     19,399      7,009

Extraordinary loss on
Extinguishment of debt
(net of income tax benefit of $372)   --     (563)         --      (563)
                                --------  --------   --------   --------

Net income                         6,082     4,572     19,399      6,446
                                ========  ========   ========   ========

Net income per share before extraordinary loss on extinguishment of debt

Basic                               0.16      0.14       0.53              0.19
Diluted                             0.16      0.14       0.52              0.19

Net income per share:

Basic                               0.16      0.12       0.53              0.18
Diluted                             0.16      0.12       0.52              0.17

Weighted average shares outstanding:

Basic                             36,943    36,769     36,904     36,685
Diluted                           37,907    37,694     37,622     37,873

    The accompanying notes are an integral part of this financial statement.



                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                         Sep. 30,    Dec. 31,
                                                            1998        1997
                                                       ----------  ----------
ASSETS

Current assets:
  Cash and cash equivalents                            $    2,130  $    3,909
  Accounts receivable                                      44,601      39,566
  Merchandise inventories                                  53,289      61,482
  Prepaid expenses and other current assets                 9,186       6,488
                                                       ----------  ----------
    Total current assets                                  109,206     111,445

Videocassette rental inventory, net                       301,112     226,051
Property and equipment, net                               299,177     234,497
Goodwill, net                                              93,858      93,760
Deferred income taxes                                      10,228      11,334
Other assets, net                                           13,41      12,036
                                                       ----------  ----------
                                                       $  826,993  $  689,123
                                                       ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term obligations          $    2,341  $    2,341
  Accounts payable                                        102,171     103,823
  Accrued expenses                                         22,740      29,423
  Accrued interest                                          3,362       8,256
  Income taxes payable                                     11,922          --
                                                       ----------  ----------
    Total current liabilities                             142,536     143,843

Long-term obligations, less current portion               351,377     231,155
Other liabilities                                          26,543      24,229
                                                       ----------  ----------
                                                          520,456     399,227
Shareholders' equity:
  Preferred stock, 25,000,000 shares authorized;
    no shares issued and outstanding                           --          --
  Common stock, 100,000,000 shares authorized;
    and 36,630,121 and 36,786,396 shares issued
    and outstanding, respectively                         245,078     247,950
  Retained earnings                                        63,387      43,988
  Intangible assets, net                                  (1,928)     (2,042)
                                                       ----------  ----------
    Total shareholders' equity                            306,537     289,896
                                                       ----------  ----------
                                                       $  826,993  $  689,123
                                                       ==========  ==========

    The accompanying notes are an integral part of this financial statement.



                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               Nine Months Ended
                                                                 September 30
                                                                1998       1997

OPERATING ACTIVITIES:
Net income                                                    19,399      6,446
Adjustments to reconcile net income to cash
    provided by operating activities:
Extraordinary loss on extinguishment of debt                      --        563
Depreciation and amortization                                149,684     95,846
Change in deferred rent                                        3,171      2,429
Change in deferred income taxes                                  249    (2,427)
Net change in operating assets and liabilities:
  Accounts receivable                                        (5,035)    (3,169)
  Merchandise inventories                                      8,193      (349)
  Accounts payable                                           (1,652)    (8,110)
  Accrued interest                                           (4,894)      2,443
  Other current assets and liabilities                         2,541    (3,717)
                                                           ---------  ---------
    Cash provided by operating activities                    171,656     89,955
                                                           ---------  ---------


INVESTING ACTIVITIES:
  Purchases of videocassette rental inventory, net         (189,561)  (137,630)
  Purchases of property and equipment, net                  (94,309)   (87,703)
  Increase in intangibles and other assets                   (6,915)    (4,512)
                                                           ---------  ---------
    Cash used in investing activities                      (290,785)  (229,845)
                                                           ---------  ---------

FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock, net                --       4,695
  Issuance of long-term obligations                              --     204,000
  Repayments of long-term obligations                        (1,779)    (1,302)
  Repurchase of common stock                                 (6,185)         --
  Tax benefit from exercise of stock options                   1,173      2,381
  Proceeds from exercise of stock options                      2,140      3,673
  Increase (decrease) in revolving loan, net                 122,001   (82,000)
                                                           ---------  ---------
    Cash provided by financing activities                    117,350    131,447
                                                           ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS                        (1,779)    (8,443)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 3,909     12,849
                                                           ---------  ---------

CASH AND CASH EQUIVALENTS AT END OF THE THIRD QUARTER          2,130      4,406
                                                           =========  =========

    The accompanying notes are an integral part of this financial statement.




                       HOLLYWOOD ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the current year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

2.   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

   An analysis of the shareholders' equity amounts for the three quarters ended September 30, 1998 is as follows:

                                                    Common Stock    Intangible
(In thousands, except share amounts)             Shares     Amount      Assets
                                              ---------  ---------  ----------
Balance at December 31, 1997                 36,786,396    247,950    (2,042)
  Issuance of common stock under option plan    343,725      2,140
 Tax benefit from exercise of stock options                  1,173
  Repurchase of common stock                  (500,000)    (6,185)
  Amortization on intangible assets                                       114
  Net income
                                             ----------  --------- ----------
Balance at September 30, 1998                36,630,121    245,078    (1,928)
                                             ==========  ========= ==========

                                               Retained
                                               Earnings      Total
                                              ---------  ---------

Balance at December 31, 1997                     43,988    289,896
Issuance of common stock under option plan        2,140
Tax benefit from exercise of stock option         1,173
Repurchase of common stock                      (6,185)
Amortization on intangible assets                   114
Net income                                       19,399     19,399
                                              ---------  ---------
Balance at September 30, 1998                    63,387    306,537
                                              =========  =========


3.   EARNINGS PER SHARE

   Statement of Financial Accounting Standards (SFAS No. 128, "Earnings per Share") requires current and retroactive presentation of basic and diluted earnings per share. Basic earnings per share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share includes additional dilution from the effect of potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options, warrants outstanding and the conversion of debt.


   The following table is a reconciliation of the basic and diluted earnings per share computations:


                                                  Nine Months Ended
                                                 September 30, 1998
                                      (In thousands, except per share amounts)
                            --------------------------------------------------------
                                        1998                      1997
                            -------------------------------  -----------------------
                                                      Per                       Per
                                                     Share                     Share
                                 Income    Shares   Amounts  Income   Share  Amounts
                                -------   ------- ---------  ------  ------ --------

Basic Earnings per Share:      $ 19,399    36,904    $ 0.53 $ 6,446  36,685   $ 0.18

Effect of Dilutive
 Securities:
     Stock options                  --        718                --   1,188
                             ---------   --------             -----  ------
Dilutive Earnings
   per share:                 $ 19,399     37,622    $ 0.52  $ 6,446 37,873  $ 0.17
                             =========   ======== ========= ======== ======  ======

4.   NEW ACCOUNTING STANDARDS

   In June 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards, No. 130, "Reporting Comprehensive Income." The Company has adopted the standard as of January 1, 1998. Total comprehensive income was $6.1 million and $19.4 million for the third quarter and current year three quarters, respectively, compared with $4.6 million and $6.4 million for the corresponding periods of the prior year.

   The Company implemented American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is required to be adopted for fiscal years beginning after December 15, 1998 and defines the types of costs that should be capitalized for computer software projects and requires that all other costs be expensed in the period incurred. SOP 98-1 states that in order for costs to be capitalized they must be intended to create a new system or add identifiable functionality to an existing system. Adoption of this statement did not have a material impact on the Company's financial statements.

5.   Reel.com Acquisition

  On October 1, 1998, the Company completed the acquisition of Reel.com, Inc., the leading video-only store on the Internet. The Company issued a total of five million shares of restricted Common Stock and Redeemable Preferred Stock, all of which are non-transferable for one year, and $30.0 million in cash to stockholders of Reel.com. The Preferred Stock will convert on a one-for-one basis into Common Stock upon approval by the Company's shareholders. The Reel.com acquisition will be accounted for under the purchase method of accounting. Accordingly, the future financial statements of the Company will reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of Reel.com from the date of acquisition.

   Separate and concurrent with the acquisition, several of Reel.com's shareholders purchased 3,362,800 shares of restricted Common Stock from the Company at a price per share of $13.50, and 637,200 shares in the open market for a total of 4,000,000 shares. These shares, together with the shares issued in the acquisition, will not be transferable until October 1, 1999. The newly issued shares have certain piggyback registration rights one year after closing and certain demand registration rights two years after closing.

6.   Shares Repurchased

   The Company repurchased 850,000 shares of its Common Stock in the open market between September 19, 1998 and October 14, 1998 for an aggregate consideration of $10.5 million. As of September 30, 1998, the Company had repurchased 500,000 of these shares for an aggregate consideration of $6.2 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY RESULTS OF OPERATIONS

   The Company's net income was $6.1 million and $19.4 million for the third quarter and current year three quarters, respectively, compared with $4.6 million and $6.4 million for the corresponding periods of the prior year.

   The following table sets forth, for the periods indicated, (i) selected statements of operations data expressed as a percentage of total revenue; and
(ii) the number of superstores open at the end of each period.

                                   Three Months Ended  Nine Month Ended
                                   September 30,       September 30,
                                (Unaudited)            (Unaudited)


                                    1998      1997      1998      1997
                                   -----     -----     -----     -----
REVENUE:
  Rental revenue                    84.8      85.1      84.3      84.3
  Product sales                     15.2      14.9      15.7      15.7
                                  ------    ------    ------    ------
                                   100.0     100.0     100.0     100.0

OPERATING COSTS AND EXPENSES:

  Cost of product sales              9.8       9.3      10.1       9.8
  Operating and selling             74.4      74.5      73.5      72.5
  General and administrative         4.6       5.1       4.7       5.4
  Amortization of intangibles        1.1       1.4       1.1       1.4
                                   -----     -----     -----     -----
                                    89.9      90.3      89.4      89.1

INCOME FROM OPERATIONS:             10.1       9.7      10.6      10.9

Nonoperating income (expense)      (4.5)     (2.8)     (4.3)     (7.5)
                                  ------    ------    ------    ------
Income before income taxes           5.6       6.9       6.3       3.4

Provision for income taxes         (2.3)     (2.8)     (2.6)     (1.4)
                                  ------    ------    ------    ------

Income before extraordinary item     3.3       4.1       3.7       2.0

Extraordinary loss on
 extinguisment of debt                --     (0.4)        --     (0.1)
                                  ------    ------    ------    ------

NET INCOME                           3.3       3.7       3.7       1.9
                                  ======    ======    ======    ======

NUMBER OF SUPERSTORES              1,134       782     1,134       782

REVENUE

   Revenue increased by $59.5 million, or 48%, in the third quarter and $175.7 million, or 51%, in the current year three quarters, compared with the corresponding periods of the prior year, respectively, primarily due to the opening of 352 new superstores in the twelve months ended September 30, 1998. The Company ended the quarter with 1,134 stores in 42 states compared with 782 stores in 39 states at the end of the corresponding period of the prior year. Revenue was also favorably impacted by an increase of 7% and 4% in comparable store revenue in the third quarter and current year three quarters, respectively.

OPERATING COSTS AND EXPENSES

Cost of Product Sales

   The cost of product sales as a percentage of product sales increased from 62.5% and 62.7%, in the prior year third quarter and prior year three quarters, respectively, to 64.5% for both the current year third quarter and current year three quarters. The Company's gross margin on product sales has been affected by increasing pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader in order to drive customer traffic.

Operating and Selling

   Operating and selling expenses, which consist principally of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, remained constant as a percentage of total revenue in the current year third quarter as compared to the prior year third quarter. Operating and selling expenses increased as a percentage of total revenue to 73.5% in the current year three quarters compared to 72.5% in the prior year three quarters due to lower average revenues per store in 1998, resulting primarily from the addition of 352 new superstores during the last twelve months, which have lower revenue per store than mature Hollywood Video stores. Since a portion of store-level operating expenses is fixed, new stores generally have lower operating margins in the first year of operation. In addition, pre-opening expenses are charged to earnings in the first full month of a store's operation. Therefore, the addition of a significant number of new stores to the Company's existing store base has and will continue to have an adverse impact on the Company's margin.

General Administrative

   General and administrative expenses decreased as a percentage of total revenue to 4.6% and 4.7% for the third quarter and current year three quarters, respectively, compared with 5.1% and 5.4% for the corresponding periods of the prior year. This decrease as a percentage of total revenue was due to the increase in total revenue without a proportionate increase in corporate overhead.

Amortization of Intangibles

   Amortization of intangibles increased by $0.2 million in the current year third quarter, and increased by $0.8 million in the current year three quarters, compared with the corresponding periods of the prior year. The increase is primarily due to the amortization of deferred financing costs associated with the Company's senior subordinated notes and revolving credit facility.

NONOPERATING INCOME (EXPENSE), NET

   Interest expense, net of interest income, was $8.4 million and $22.5 million for the third quarter and current year three quarters, respectively, compared with $3.6 million and $7.1 million for the corresponding periods of the prior year. The increase in interest expense, net, was primarily due to increased levels of borrowings associated with the issuance of the senior subordinated notes combined with increased borrowings under the Company's revolving credit facility.

   The Company incurred a charge of $18.9 million in the first quarter of 1997 for the settlement of securities litigation (see Note 15 of Notes to Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission).

INCOME TAXES

   The effective tax rate for the Company was a provision of 40.5% for both the third quarter and the current year three quarters, compared to a provision of 40.0% for both the prior year third quarter and three quarters.

LIQUIDITY AND CAPITAL RESOURCES

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

   At September 30, 1998, the Company had cash and cash equivalents of $2.1 million and a working capital deficit of $33.3 million. Videocassette rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

   Net cash provided by operating activities increased by $81.7 million in the current year three quarters compared with the corresponding period of the prior year, primarily due to an increase in revenue and related depreciation and amortization expenses, combined with improved results of operations in the current year (see "Results of Operations"), and a net favorable change in certain working capital and other balance sheet accounts.

Cash Used in Investing Activities

   Net cash used in investing activities increased by $60.9 million in the current year three quarters compared with the corresponding period of the prior year, primarily due to increased purchases of videocassette rental inventory for new stores, capital expenditures with respect to new store construction, remodeling of certain existing stores, the continued development of management information systems, and the relocation of the Company's corporate headquarters, (see "Capital Expenditures").

Cash Provided by Financing Activities

   Net cash provided by financing activities decreased by $14.1 million in the current year three quarters compared with the corresponding period of the prior year resulting particially from the $6.2 million repurchase of the Company's common stock. The prior year included proceeds from the issuance of the Company's common stock. The Company has the availability of up to $300 million in revolving credit loans. The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. As of September 30, 1998, $147.0 million was outstanding under the revolving credit agreement.

Capital Expenditures

   The Company's capital expenditures include rental product, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology, opening new store locations, and relocating the Company's corporate headquarters. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits, excluding leasehold improvements that are customarily paid for by the property developer. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of a revolving line of credit or other forms of equipment financing and/or leasing, if necessary.

Year 2000 Compliance

   The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To the extent that the Company's software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

   The Company's year 2000 project group has been coordinating the Company's year 2000 compliance efforts and has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance; implementing any necessary modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The Company estimates that these actions with respect to systems that we believe would have a material effect on the business are approximately two-thirds complete. The Company estimates that all critical systems and applications will be year 2000 compliant by June 30, 1998.

   The year 2000 project group is also examining the Company's relationship with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. The project group has begun testing procedures with certain vendors identified as having potential year 2000 compliance issues. The Company does not believe that its relationship with any third party is material to the Company's operations and, therefore, does not believe that the failure of any particular third party to be year 2000 compliant would have a material adverse effect on the Company. The Company believes that ifit, or any third party with whom the Company has a significant business relationship, has a year 2000 related systems failure, the most significant impact would likely be the inability, with respect to a group of stores, to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors or to process electronically customer sales at store level. The Company does not anticipate that any such impact would be material to the Company's liquidity or results of operations.

   The year 2000 project group is establishing and implementing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure. The Company expects to have a comprehensive contingency plan established by March 31, 1999.

   Through September 30, 1998, the Company has expended approximately $0.2 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $0.5 million, for a total of approximately $0.7 million, to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultant fees.



PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)          Exhibit  3.1    Articles of Amendment, dated September  14,
                     1998, to the     Registrant's Articles of Incorporation

        (b)  Exhibit 27.1   Financial data schedule (electronic filing only)

        (c)  Reports of Form 8-K

           On October 16, 1998, the Company filed a current Report on Form 8-K stating under "Item 2. Acquisition or Disposition of Assets" that the Company completed its acquisition of Reel.com, Inc.



                       HOLLYWOOD ENTERTAINMENT CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       HOLLYWOOD ENTERTAINMENT CORPORATION
                                   (Registrant)






November 16, 1998             /S/ Jeffrey D. Jordan
-----------------          -----------------------------
   (Date)                        Jeffrey D. Jordan
                       Executive Vice President and Chief Financial Officer
                 (Principal Financial and Accounting Officer of the Registrant)