Form 10-K
period 1998-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 1999-03-31
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                              -----------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                   --------- to ----------
Commission file number   0-21824
                       ----------
                       HOLLYWOOD ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

        Oregon                           93-0981138
---------------------------------------------------------------
     (State or other jurisdiction of    (IRS Employer
     incorporation or organization)     identification No.)

 9275 SW Peyton Lane, Wilsonville, OR           97070
---------------------------------------------------------------
    (Address of principal executive offices)  (Zip Code)
                    (503) 570-1600
---------------------------------------------------------------
    (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 Title of Each                     Name of Each Exchange
   Class                            on Which Registered
---------------------------------- ----------------------------
  Common Stock                     Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X    No
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]
     On March 12, 1999, the registrant had 45,376,257 shares of Common Stock outstanding, and on such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $568,092,134 based upon the last sale price reported for such date on the Nasdaq National Market.

                        DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of registrant's Proxy Statement which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1998.



                       HOLLYWOOD ENTERTAINMENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998


Item

                                     PART I

1. Business
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders
4(a)  Executive Officers and Key Employees of the Registrant

                                     PART II

5. Market for Registrant's Common Stock and Related Stockholder Matters
6.                                   Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
8.               Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                     PART III

10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                       PART I

ITEM 1.   BUSINESS

GENERAL

     Hollywood Entertainment owns and operates 1,260 Hollywood Video retail superstores in 42 states as of December 31, 1998 and is the second largest video retailer in the United States. According to video industry analyst, Paul Kagan, Associates, Inc. ("Paul Kagan"), we operate the highest volume video stores in the country. Hollywood Video revenue increased from $17.3 million in 1993 to $756.6 million in 1998. We added 353 stores in 1998 and intend to add approximately 350 stores in each of 1999 and 2000.

     In addition, with the acquisition of Reel.com in October 1998, we became the leading online video only retailer and began implementing a strategy to electronically deliver entertainment products directly into the homes of our customers over the internet. Reel.com had $7.3 million in revenue in the fourth quarter of 1998.

INDUSTRY OVERVIEW

     Video Retail Industry

     According to the Video Software Dealers Association ("VSDA"), a video retailing association, the videocassette rental industry grew approximately 10% in 1998, reaching $8.1 billion in revenue, in sharp contrast to recent years in which rental revenue was generally flat and industry growth was driven by increases in product sales revenue. We believe this growth may continue in 1999 and possibly beyond, driven in part by greater availability of new release videocassettes as a result of revenue sharing arrangements and increased advertising by movie studios and video retailers. According to Paul Kagan, the U.S. videocassette rental and sales industry has grown from $9.8 billion in revenue in 1990 to $16.9 billion in 1998, and is expected to reach $20.8 billion in 2002. The video rental industry is highly fragmented and in recent years has been characterized by increased consolidation as larger "superstore" chains, video stores with at least 7,500 videocassettes, have continued to increase market share by opening new stores and acquiring smaller, local operators. According to VSDA, there were between 25,000 and 30,000 video specialty stores in operation in 1998. We believe approximately 8,500 of these stores are "superstores." We believe this consolidation will continue as the video retail industry evolves from independent stores to regional and national superstore chains.

     Movie Studio Dependence on Video Retail Industry

     According to Paul Kagan, the video retail industry is the single largest source of revenue to movie studios and represented approximately $6.7 billion, or 48.5%, of the $13.8 billion of estimated domestic studio revenue in 1998. Of the hundreds of movies produced by the major studios each year in the U.S., relatively few are profitable for the movie studio based on box office revenue alone. According to the Motion Picture Association of America (the "MPAA"), between 1990 and 1997 only 7.2% of all movies released generated in excess of $20 million in U.S. theater revenue for studios. Over the same period, members of the MPAA reported that the average production, advertising and distribution cost per movie increased from $38.8 million to $75.7 million. We believe the customer is more likely to view "non-hit" movies on rented videocassette than in any other medium because video retail stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, video retail stores, including those operated by us, acquire movies on videocassette regardless of whether the movies were successful at the box office, thus providing movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, we believe movie studios are highly motivated to protect this unique and significant source of revenue.

     Historically, movie studios have sought to generate incremental sources of revenue through the addition of new distribution channels. To maximize revenue, the studios have implemented a strategy of sequential release "windows," giving each distribution channel the rights to its movies for a limited time before making them available to the next sequential channel. The studios have determined the sequential order in which they release movies to each distribution channel based upon the order they believe will maximize their total revenue from all distribution channels combined. These distribution channels generally include, in release date order, movie theaters, video retail stores, pay-per-view television, including direct broadcast satellite ("DBS"), premium channels, basic cable television and, finally, network and syndicated television.

ORDER OF SEQUENTIAL RELEASE WINDOWS TO PRIMARY CHANNELS OF DISTRIBUTION

                    -    Movie theaters
                    -    Video retail stores
                    -    Pay-per-view television (including DBS)
                    -    Premium channels (HBO, Showtime, etc.)
                    -    Basic cable television
                    -    Network television
                    -    Syndicated television

TRENDS IN VIDEO RENTALS AND SALES

     Studios have historically sold videocassettes to video retailers under two pricing structures, "rental" and "sell-through." Rental titles are initially sold at relatively high prices (typically $60 to $65 wholesale) and promoted primarily for rental, and then later re-released for sale to consumers at a lower price (typically $10 to $15 wholesale). Certain high-grossing box office films, generally with box office revenue in excess of $100 million, are targeted at the sell-through market. These titles are released on videocassette at a relatively low initial price (approximately $15 wholesale) and are both promoted as a rental title by video stores and sold directly to consumers through a broad array of retailers including video stores. Studios elect to release a title either as rental or sell-through based on which would optimize their income from the title.

     According to Paul Kagan, video rental revenue has increased from $7.4 billion in 1997 to $8.1 billion in 1998 and is expected to increase to $9.7 billion in 2002. This growth is in contrast to flat rental revenue in prior years, when consumers attracted by lower prices increased their video purchases. Sell-through revenue has increased from $3.2 billion in 1990 to $8.8 billion in 1998 and is expected to increase to $11.1 billion in 2002.

     In 1998 a number of studios and video retailers adopted revenue sharing as an alternative to the historical rental pricing structure. Studios began offering retailers more videocassettes for an individual title at substantially lower initial cost in exchange for a share of the rental revenue that those copies generate over their initial release window. The additional copies have contributed to improved consumer satisfaction early in a title's release because the supply of titles better matches demand. This has led to higher rental revenues for the video store industry as well as for studios. Revenue sharing also gives the studios an incentive to market these titles because they share in the revenue generated by increased transactions.

     DVDs are an alternative format to VHS tapes that offer consumers digital picture and sound and additional features such as enhanced content and interactivity. Since their introduction in late 1997, more than 1.3 million DVD players have reportedly been sold. The Company introduced DVDs in all its stores in November 1998, resulting in the most successful introduction of a new format in the Company's history. DVDs are the fastest growing new category introduced by the Company due to increased interest in older movie titles as a result of the substantial improvement in picture and sound quality over VHS.

BUSINESS  STRATEGY

     Our goal is to build a strong national brand which consumers will identify with the entertainment industry. We have developed an effective superstore format that distinguishes us from competitors. We attempt to quickly establish a leadership position in each of the markets in which we open stores. We successfully compete in both well-developed and relatively untapped markets. We are also investing in technologies that enable us to deliver entertainment directly into the homes of our customers. Our business strategy includes the following key elements:

         Expansion Through Company-Built Superstores. In each of the last two years we added approximately 350 stores and we intend to open over 300 stores in each of 1999 and 2000. Of our 1,260 video superstores at December 31, 1998, over 85% of the stores had been opened as new stores by us.

         Broad Selection and Superior Availability. We strive to provide our customers with the broadest selection of movies and video games. Our superstores typically carry approximately 8,000 titles and 15,000 videocassettes and video games. Our goal is to offer more copies of popular new video releases and more titles than our competitors. In part because of our new revenue sharing arrangements with studios, we have increased the availability of most new releases and typically acquire 100 to 175 copies of "hit" movies for each Hollywood Video store.

         Exciting, Enjoyable and Convenient Shopping Experience. Our superstores are designed to capture the bright lights, energy and excitement of the motion picture industry. We focus on creating an inviting atmosphere that encourages browsing and generates repeat customers. Our superstores are typically located in high traffic, high-visibility locations. We believe excellent customer service, a bright, clean and friendly shopping environment and convenient store locations are important to our success.

         Excellent Entertainment Value. We offer consumers the opportunity to rent new releases, video games and any of our catalog movie titles for five days in most of our stores. New release movies typically rent for $3.49 and catalog movies typically rent for $1.99. We believe movie rental in general, and our pricing structure and rental terms in particular, provide consumers convenient entertainment and excellent value.

         Electronic Commerce.  Having established our superstores as physical
          "portals" linking consumers to the movie studios, we have begun through the acquisition of Reel.com in October 1998 to establish an electronic "portal," linking customers in their homes to movies and movie related entertainment. We intend to build on our relationships with movie studios, internet businesses such as America Online and Yahoo and our more than 25 million physical store members to enhance our electronic commerce business.

         Expanding Product Opportunities. We regularly explore opportunities to enhance entertainment experiences of our customers. We are in the early stages of testing a new business initiative that sells, buys and trades video games, as an expansion of our traditional video game rental business. This initiative is designed as a store within a store, leveraging a portion of our existing superstore real estate.
          If the test is successful, we plan to aggressively roll-out this concept to a substantial portion of our existing store base. Although DVD may at some point displace videocassettes, we believe it is a format that complements our existing business and is well suited to rental or sale. We introduced DVD for rental in the majority of our stores in the fourth quarter of 1998, generating the highest revenues of any new format in our history, and we plan to expand our DVD offerings in 1999.


HOLLYWOOD VIDEO STORE DESIGN

       Hollywood Video superstores average approximately 7,200 square feet and are substantially larger than the stores of most of our competitors. The store exteriors generally feature large Hollywood Video signs and colors, which make our stores easily visible to and recognizable by consumers. The interior of each store is clean and brightly lit. Our superstores are decorated with colorful neon, murals depicting popular screen stars and walls of video monitors with hi-fi audio accompaniment to create an exciting Hollywood environment. Movies are organized into 28 categories, and videocassettes are arranged alphabetically by title within each category to assist customers in locating the movies. New releases are prominently displayed in easily recognizable locations within the store. Videocassettes are displayed with the box cover facing the customer for ease of selection and visual impact. We use wall-mounted and free-standing shelves arranged in wide aisles to provide access to products and to encourage the movement of customers throughout the store.


EXPANSION STRATEGY

Video Store Openings and Flexible Store Format

     We opened our first video superstore in October 1988 and grew to 25 stores in Oregon and Washington by the end of 1993. In 1994 we significantly accelerated our store expansion program, adding 88 stores and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995 we added 192 stores and entered major new markets in the midwest, southwest, east and southeast regions of the United States. Our expansion strategy is to continue to open stores in regions where we have existing operations and to expand into new geographic regions where we believe we can become a dominant video retailer. We opened 246 stores in 1996, 356 stores in 1997 and 353 in 1998. We plan to open over 300 stores in each of 1999 and 2000.

     We have been testing a smaller superstore format that reduces the target size of new stores from 7,500 square feet to 5,000 square feet, which lowers our per store annual rent and initial build-out costs. These smaller stores are able to carry the same amount of video and video game inventory as larger stores due to a new store design and shelving system, and we believe they retain a "superstore" look to consumers. This efficient design also allows us greater flexibility in locating new stores. Early tests suggest that these smaller, less expensive stores are generating similar revenue volumes as larger units in comparable locations, thus increasing our financial return on new stores. We are rolling out these smaller stores in most of our new locations.

     We believe the selection of locations for our stores is critical to the success of our operations. We have assembled a new store development team with broad and significant experience in retail tenant development. The majority of our new store development personnel are located in the geographic area for which they are responsible, but all final site approval takes place at the corporate office, where new sites are approved by a committee of senior management personnel. Final approval of all new sites is the responsibility of the Chairman of the Real Estate Committee of the Board of Directors. Important criteria for the location of a Hollywood Video superstore include density of local residential population, traffic count on roads immediately adjacent to the store location, visibility and accessibility of the store and availability of ample parking. We generally seek what we consider the most desirable locations, typically locating our stores in high-visibility stand-alone structures or in prominent locations in multi-tenant shopping developments. We typically compete for these prime sites with other retailers, banks, restaurants and gas stations. All of our stores are in leased premises; we do not own any real estate.

     Our expansion is dependent on a number of factors, including our ability to hire, train and assimilate management and store level employees, the adequacy of our financial resources and our ability to identify and successfully compete in new markets, to locate suitable store sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to us, the maintenance of construction schedules and the speed at which local zoning and construction permits can be obtained.

     There is no assurance that we will be able to achieve our planned expansion or that expansion will be profitable. Our planned expansion, including possible growth through acquisitions, will place increasing pressure on our management controls. A failure to manage successfully our planned expansion would adversely affect our business. There is also no assurance that our new stores will achieve sales and profitability comparable to our existing stores.

HOLLYWOOD'S INTERNET STRATEGY

     United States internet commerce, which in 1997 accounted for approximately $10.7 billion in sales, is expected to grow to $268.8 billion by 2002, according to International Data Corporation. Additionally, the number of households using e-mail, the internet or a consumer online service is predicted to grow from an estimated 21.8 million in 1997 to 57.0 million, representing over 50% of US households by the year 2002.

     On October 1, 1999, the Company acquired Reel.com, the leading video only store on the internet for approximately $96.9 million. Concurrent with the acquisition of Reel.com, a group of strategic Reel.com stockholders purchased an equity interest in the Company. The group of investors consists of CMG Information Services, Inc. (NASDAQ: CMGI); Intel Corporation: Paul Allen's Vulcan Ventures, Incorporated and Scott Beck. Reel.com offers over 100,000 VHS titles and 2,300 DVD titles for sale. According to an internet study conducted by Opinion Research Corporation in September 1998, Reel.com is the third most recognized online merchant behind Amazon.com and CDNow and nearly 40 million Americans recognize the Reel.com brand. The website, located at http://www.Reel.com, offers proprietary information about movies including descriptions, ratings, critics' reviews, recommendations and links to star filmographies that entertain consumers and help them select and purchase movies online. Consumers can also search through Reel.com's proprietary, hyperlinked database and can preview selected videos.

     Reel.com provides us with a new distribution channel and we believe it complements our superstores in many ways:

          While both businesses serve video retail customers, our stores generate most video-related business through rentals, while our online site generates virtually all of its business through product sales. Consequently, we believe there are substantial opportunities to add to our current on-line customer base of over 400,000 customers by promoting the Reel.com brand to our more than 25 million superstore customers.

         Reel.com sells both new and previously viewed videocassettes. From our physical superstores we intend to provide Reel.com with a continuous supply of previously viewed videos, Reel.com's highest margin product.

         Reel.com's existing and developing expertise in using its intellectual property to help consumers browse through and select movie titles that fit their preferences can be leveraged in Hollywood Video stores to increase rentals of videos, particularly highly profitable catalog titles. In the future we plan to combine Reel.com's intellectual property with our database of store customer rental history to provide personalized video recommendations.

     We believe Reel.com will also help position us for the eventual evolution of the video business from physical delivery (through videocassettes and DVDs) to electronic delivery directly to the home (through video-on-demand). We believe widespread electronic delivery of movies to the home at acceptable quality levels will not occur for a number of years due to economic and technological limitations. If it becomes feasible in the future, we believe Reel.com will position us to participate in that business. See "Competition."

     We are evaluating strategic alternatives to maximize the value of the acquisition to our shareholders and to provide additional financing sources for the Reel.com business. These alternatives could include a public offering of a minority position in Reel.com, the sale of an equity interest in Reel.com to a strategic partner, the creation of a Reel.com tracking stock, or other possibilities.

     In February 1999, we created Internet Hollywood, Inc. to act as a holding company for our internet businesses, which now includes only Reel.com, but which we expect may encompass additional e-commerce or internet-related businesses in the future. Jeffrey Jordan, who had served as our Chief Financial Officer since September 1998, was appointed President of Internet Hollywood in February 1999.

          Our ability to achieve and manage growth through electronic commerce is subject to a number of risks and uncertainties, including those associated with acquisitions generally and those related to the internet in particular. We will expend financial, operational, and management resources in operating this new business and integrating operations with our existing business. If we are unable to do this cost-effectively, it could have a material adverse effect on this new business and also be detrimental to the Company as a whole. Internet retailing is highly competitive and is characterized by rapid technological change and changes in user and customer requirements and preferences. In addition, internet-based businesses are susceptible to technical difficulties, including viruses, security breaches or other computer system interruptions, which can reduce the availability of products and services, disrupt or delay order fulfillment, and reduce customer satisfaction. Customer satisfaction may also be adversely affected by poor performance of those parties we contract with to handle order fulfillment. Our efforts to build recognition as an internet retailer, enhance website content and promote ease of use, reliability and support for customers will require us to make additional investments in this business segment going forward, and these investments may not be profitable. The risks described in this paragraph will be greater if the Reel.com business continues to grow rapidly.

PRODUCTS

     Video Rental. Our primary source of revenue is the rental of videocassettes. Our superstores typically carry approximately 8,000 movie titles and 15,000 videocassettes and video games. In 1998 we began renting DVDs in all of our stores. Excluding new releases, movie titles are classified into 28 categories, such as "Action," "Drama," "Family" and "Children," and are displayed alphabetically within those categories. We do not rent or sell adult movies in our superstores. We are committed to offering more copies of popular new releases than our competitors.

     Video Sales.  We offer new and previously viewed videos for sale.

     Video Games. In addition to video rentals and sales, we rent and to a lesser extent sell video games licensed by Nintendo, Sega and Sony. Each mature Hollywood Video store offers between 1,200 and 4,000 video games. See "Business Strategy."

     Other Products. We rent audio books, and for the convenience of our customers we rent videocassette and video game players and sell blank videocassettes, video cleaning equipment and confectionery and other items.

REVENUE SHARING

     During 1998 we formalized revenue sharing arrangements with a number of studios which provides us with increased copies of titles in exchange for sharing the revenues those copies generate. In the fourth quarter of 1998, we acquired most of our rental product under these arrangements. We believe the resulting increase in copy availability has led to greater customer satisfaction and rental revenue growth for both the video store industry and the studios. We believe that by giving the studios a share of video rental revenue will cause them to increase advertising on rental products.

ADVERTISING AND MARKETING

     To further our goal of having a strong national brand that consumers will identify with the entertainment industry, we advertise primarily using television, radio, direct mail and the internet. We frequently use cooperative movie advertising funds made available by studios and suppliers to promote certain videos. We intend to increase our advertising expenditures in the future.


PRICING

     Revenue sharing arrangements significantly increased the number of new release videocassettes purchased by the Company, thereby allowing the Company to introduce a 5 day rental program on all product in the majority of the stores. For the added convenience to our customers, the Company increased its prices in the majority of the stores in the fourth quarter from $1.49 to $1.99 for catalog titles and from $2.99 to $3.49 for new releases. The Company believes that the pricing structure and rental terms provide consumers convenient entertainment and excellent value.

INVENTORY AND INFORMATION MANAGEMENT

     Inventory Management. We maintain detailed information on inventory utilization. We track rental activity by individual videocassette and video game to determine appropriate buying, distribution and disposition of videocassettes and video games. The system provides information allowing us to determine when to sell excess videocassettes and games, and when to redistribute to new stores. Our inventory of videocassettes and video games for rental is prepared according to uniform standards. Each new videocassette and video game is removed from its original carton and placed in a rental case with a magnetic security device and bar coding is affixed to each videocassette and video game.

     Information Management. We use a scalable client-server system and maintain two distinct system areas: a point-of-sale ("POS") system and a corporate information system. We maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and videocassette rental patterns. This system allows us to compare current performance against historical performance and the current year's budget, manage inventory, make purchasing decisions on new releases and manage labor costs. We believe our system has the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors.

COMPETITION

     The video retail industry is highly competitive. We compete with local, regional and national video retail stores, including Blockbuster, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers, as well as with noncommercial sources such as libraries. According to the Video Software Dealers Association, in 1998 there were approximately 25,000 to 30,000 video specialty stores in the U.S. We believe approximately 8,500 of these stores were video retail superstores, including approximately 4,200 Blockbuster stores. Some of our competitors have significantly greater financial and marketing resources, market share and name recognition than we have.

     We believe the principal competitive factors in the video retail industry are title selection, rental period, the number of copies of popular titles available, store location and visibility, customer service and employee friendliness, convenience of store access and parking and, to a lesser extent, pricing. Substantially all of our stores compete with stores operated by Blockbuster, most in very close proximity. As a result of direct competition with Blockbuster, rental pricing of videocassettes and greater availability of new releases are significant competitive factors in our business and from time to time, in certain markets, Blockbuster has lower prices than those offered in our stores. If price cutting occurs on a more sustained or widespread basis, it could have an adverse impact on our results of operations. We believe we generally offer more titles and more copies of popular titles for longer rental periods than the majority of our competitors. In addition to competing with other video retailers, we compete with all leisure-time activities, especially entertainment activities such as movies, sporting events and network and cable television programs.

     We compete with cable, satellite and pay-per-view television systems, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite receiver or a cable converter to unscramble incoming signals. Digital compression technology and other developing technologies are enabling cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Certain cable and other telecommunications companies have tested "video on demand" service in some markets. Video on demand service would allow a viewer to pause, rewind and fast forward movies. Based on publicly available information, we believe these tests have been unsuccessful. We also believe movie studios have a significant interest in maintaining a viable movie rental business because their sale of videocassettes to stores represents the largest source of their revenue. In addition, home video provides the only reliable source of revenue on "non-hit" or "B-title" movies which make up the majority of movies produced by the major studios each year. As a result, we believe movie studios will continue to make movie titles available to cable television, satellite services or other distribution channels only after revenues have been derived from the sale of videos to video stores. Currently, video stores receive product approximately two months earlier than pay per view, cable and satellite distribution companies. The window provided to video stores by the studios has lengthened significantly over the last two years.

     In addition, we believe substantial technological developments will be necessary to allow pay-per-view television to match the viewing convenience and selection available through video rental, and substantial capital expenditures will be necessary to implement these systems. In contrast, according to Adams Media Research, 78.8 million, or 82%, of all U.S. television households own a VCR. Although we do not believe cable television, video on demand or other distribution channels represent a near-term competitive threat to our business, technological advances or changes in the manner in which movies are marketed, including in particular the earlier release of movie titles to pay-per-view, including DBS, cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on our business.

SEASONALITY

     The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 22,197 employees, of which 21,510 were in the retail stores and zone offices and the remainder in the Company's corporate administrative, and warehousing operations.

     Store managers report to district managers who supervise the operations of the stores. The district managers report to regional managers, who report directly to the Vice President or Senior Vice President of Operations for each zone office. The corporate support staff periodically has meetings with zone personnel, regional managers, district managers and store managers to review operations. None of the Company's employees are covered by collective bargaining agreements and employee relations are considered to be excellent.

SERVICE MARK

     The Company owns United States federal registrations for its service marks "Hollywood Video", "Hollywood Video Superstores" and "Reel.com". The Company considers its service mark important to its continued success.


ITEM 2.   PROPERTIES

Store Locations

As of December 31, 1998, the Company's stores by location are as follows:

          California                           227
          Texas                                133
          Illinois                              69
          Ohio                                  66
          Florida                               56
          Michigan                              54
          Pennsylvania                          48
          Washington                            47
          New York                              46
          Arizona                               39
          Oregon                                38
          Georgia                               34
          Virginia                              31
          Minnesota                             30
          Tennessee                             29
          Indiana                               23
          Missouri                              23

          Colorado                              22
          North Carolina                        22
          Utah                                  21
          Wisconsin                             21
          Maryland                              19
          Oklahoma                              15
          Kentucky                              15
          Nevada                                14
          New Jersey                            14
          Massachusetts                         12
          Kansas                                11
          Nebraska                              10
          Iowa                                   9
          Idaho                                  9
          Alabama                                9
          Louisiana                              8
          Arkansas                               7
          South Carolina                         6
          Connecticut                            6
          New Mexico                             6
          Rhode Island                           4
          Mississippi                            2
          South Dakota                           2
          Delaware                               1
          District of Columbia                   1
          Maine                                  1
          Total                              1,260

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

     The Company's corporate headquarters is located at 9275 Southwest Peyton Lane, Wilsonville, Oregon, and consists of approximately 123,000 square feet of leased space. The Company's warehouse facility is located at 25600 Southwest Parkway Center Drive, Wilsonville, Oregon and consists of approximately 175,000 square feet of leased space. These facilities are leased pursuant to agreements that expire November 2008 and November 2005, respectively.

ITEM 3.        LEGAL PROCEEDINGS

     In April 1998 a complaint seeking injunctive relief and monetary damages in the amount of approximately $200 million was filed against us, entitled Rentrak Corporation v. Hollywood Entertainment, et al., Case No. 98-04-02811, Circuit Court for the County of Multnomah, Portland, Oregon. The plaintiff, Rentrak, alleges that we are contractually obligated until December 31, 2011 to deal exclusively with Rentrak whenever we obtain videocassettes on a revenue sharing basis, and that we have violated this alleged obligation by obtaining videocassettes on a revenue sharing basis directly from movie studios. In addition, Rentrak alleges that we have violated alleged audit and reporting obligations under contractual arrangements. We believe this suit is without merit and are vigorously defending the litigation. We do not believe the ultimate outcome of the litigation will have a material effect on the Company. If, however, Rentrak prevails, the results could have an adverse effect on our relationships with revenue sharing studios and on our financial condition and results of operations.

     In July 1998 a related lawsuit seeking monetary damages in the amount of at least $5 million was filed against the Company by Twentieth Century Fox Home Entertainment, Inc. ("Fox"), entitled Twentieth Century Fox Home Entertainment, Inc. v. Hollywood Entertainment Corporation and Does 1 through 100, Case No. SC 053 551, Superior Court for the County of Los Angeles, Los Angeles, California. Fox alleges that the Company has knowingly or negligently reported inaccurate transaction-related data concerning Fox titles to Rentrak Corporation, and that the Company either knew or should have known that Rentrak would report to Fox the same allegedly inaccurate transaction data for purposes of Fox's generation of invoicing to Rentrak. In March 1999, Fox filed an amended complaint against the Company in which it added allegations of potential misrepresentation and fraud. We believe this suit is without merit and are vigorously defending the litigation. We do not believe the ultimate outcome of the litigation will have a material effect on the Company. If, however, Fox prevails, the results could have an adverse effect on our relationships with revenue sharing studios and on our financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting held on December 30, 1998, Hollywood Entertainment Corporation common shareholders approved the conversion of 2,380,263 shares of Series A Redeemable Preferred Stock issued and sold in connection with the Reel.com acquisition into Common Stock on a one-for-one basis. The vote on the matter was as follows:

          In favor:               30,190,774
          Against or withheld:        35,266
          Abstentions:                20,864


ITEM 4(A).  EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following table sets forth information with respect to our executive officers and certain other key employees as of March 26, 1999.

Name                 Age  Positions with the Company

Mark J. Wattles*     38   Chairman of the Board and Chief Executive Officer
Jeffrey B. Yapp*     40   President and Chief Operating Officer
Jeffrey D. Jordan*   40   President, Internet Hollywood, Inc.
David G. Martin*     33   Executive Vice President and Chief Financial Officer
Donald J. Ekman*     46   Senior Vice President, General Counsel, Secretary
                          and Director
Alex M. Bond         29   Senior Vice President of Internet Design
F. Bruce Giesbrecht  39   Senior Vice President of Strategic Planning
Glenn E. Hahn        47   Senior Vice President of Human Resources
Dale A. Naftzger     53   Senior Vice President of Operations
Roger J. Osborne     46   Senior Vice President of Operations
J. Patrick O'Malley  48   Senior Vice President of Information Systems
William E. Shull III 40   Senior Vice President of Operations
William M. Spae      47   Senior Vice President of Operations Administration


     MARK J. WATTLES founded the Company in June 1988 and has served as Chairman of the Board and Chief Executive Officer since that time. Mr. Wattles served as President of the Company from June 1988 to September 1997. Mr. Wattles has been an owner and operator in the video rental industry since 1985. He has been a participant and key speaker in several entertainment industry panels and conferences and currently serves as a member of the Video Software Dealers Association (VSDA) Board of Directors.

     JEFFREY B. YAPP was appointed President and Chief Operating Officer of the Company in September 1997. Prior to joining the Company, Mr. Yapp served as President Worldwide of Twentieth Century Fox Home Entertainment, Inc. from May 1997 until September 1997, and as President of Fox International from October 1994 to May 1997. Previously, Mr. Yapp was Vice President of Marketing for Pizza Hut, Inc. from October 1994, and International Vice President of Ernest and Julio Gallo Winery from April 1986 to October 1992.

     JEFFREY D. JORDAN became President of Internet Hollywood, Inc. in February 1999. From September 1998 to February 1999, Mr. Jordan was Chief Financial Officer of the Company. Mr. Jordan worked at the Walt Disney Company from September 1990 until joining Hollywood, most recently as Senior Vice President and Chief Financial Officer of the Disney Store Worldwide, a specialty retailer that operates over 600 company-owned stores in eleven countries. Prior to that position, he was Vice President in Disney's corporate Strategic Planning group. Mr. Jordan worked at The Boston Consulting Group from September 1987 to September 1990.

     DAVID G. MARTIN was appointed Executive Vice President and Chief Financial Officer, in February 1999. From 1996 until he joined the Company, Mr. Martin worked for NationsBanc Montgomery Securities LLC, most recently as a Managing Director of high yield finance. From 1991 to 1996, he was a Vice President of high yield finance and merchant banking at Nomura Securities International, Inc. Prior to 1991 Mr. Martin was an investment banker with Salomon Brothers, Inc, specializing in mergers and acquisitions.

     DONALD J. EKMAN became a director of the Company in June 1993, became Vice President and General Counsel in March 1994 and became Senior Vice President in 1995. Mr. Ekman was a partner in Ekman & Bowersox from January 1992 until
March 1994, and from August 1990 until December 1991 he practiced law with Foster Pepper & Shefelman.

     ALEX M. BOND joined Internet Hollywood in March 1999 as Senior Vice President of Internet Development. From January 1997 until February 1999 he was Executive Vice President of Strategic Development for Just for Feet, Inc. From January of 1995 until January 1997 he was with Hollywood Entertainment Corporation as Vice President of Strategic Development. From February 1993 until January 1995, he was an investment banker with Montgomery Securities specializing in growth retail.

     F. BRUCE GIESBRECHT was named Senior Vice President of Product Management in January 1996 and became Senior Vice President of Strategic Planning in January 1998. He joined the Company in May 1993 as Vice President of Corporate Information Systems and Chief Information Officer. Mr. Giesbrecht was a founder of RamSoft, Inc., a software development company specializing in management systems for the video industry, and served as its President.

     GLENN E. HAHN joined the Company in April 1996 as Senior Vice President of Operations and in January 1997 became Senior Vice President of Human Resources. From 1993 to 1996 Mr. Hahn was Senior Vice President Director of Stores for Fayva/Parade of Shoes (a specialty retail footwear division of J. Baker), overseeing approximately 400 stores. From 1979 to 1993 Mr. Hahn worked for Payless Shoesource (a division of May Department Stores) in various capacities. From 1987 to 1993 Mr. Hahn worked as Division Operations Manager for Payless Shoesource, overseeing approximately 580 specialty retail footwear stores at the time of his departure.

     DALE A. NAFTZGER joined the Company in April 1996 as Senior Vice President of Operations. From March 1995 to December 1995, Mr. Naftzger was Chief Operating Officer of Caribou Coffee Company, a privately owned specialty coffee retailer. From 1994 to 1995 Mr. Naftzger was President and Chief Executive Officer of Chop Chop Chinese to You, a Chinese food delivery business. From 1992 to 1994 Mr. Naftzger was Senior Vice President Operations for Checkers Drive-In Restaurants, overseeing all 248 company-owned and 200 franchised units.

     ROGER J. OSBORNE is the Senior Vice President of Operations. Prior to joining Hollywood in January 1999, he was the Executive Vice President of J. Baker,Corporation, an apparel and footwear retailer, and President of its Work `N Gear Division since June 1997. Before joining J. Baker Corporation, Mr. Osborne was Senior Vice President and Zone Director for Mid-West and East coast markets for Hollywood from November 1996 until May of 1997, and from January 1995 to November 1996, he served as the Senior Vice President of J. Baker, Inc. and Director of its licensed shoe department business. From 1988 until January 1995, Mr. Osborne was employed as Senior Vice President and Director of Store Operations for Pic `n Pay Stores, Inc., a chain of discount footwear stores.

     J. PATRICK O'MALLEY joined the Company in October 1995 as Senior Associate General Counsel. In May 1998, Mr. O'Malley was promoted to Senior Vice President of Asset Management. In January 1999, Mr. O'Malley became the Senior Vice President of Information Systems. Prior to joining the Company,
Mr. O'Malley practiced law for over 17 years and was most recently the senior partner in O'Malley & Antell.

     WILLIAM B. SHULL III joined the Company in February 1998 as Senior Vice President of Operations. Mr. Shull previously served in various capacities at AutoZone, most recently as the Regional Vice President overseeing the operations and development for 250 stores.

     WILLIAM M. SPAE joined the Company in July 1996 as Senior Vice President of Operations, and in 1997 became Senior Vice President of Operations Administration. From 1991 to June 1996 Mr. Spae worked for Wendy's International as Divisional Vice President, overseeing the development of approximately 130 new units during this period and the overall operations of more than 100 company-owned and 150 franchised units at the time of his departure. From 1987 to 1991 Mr. Spae was a Zone Vice President for Taco Bell Corporation, overseeing more than 160 company-owned and approximately 100 franchised units.
*Executive officers

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company has not paid any cash dividends on its common stock since its initial public offering in July 1993 and anticipates that future earnings will be retained for the development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors. Loan covenants contained in its senior subordinated notes limit the amount of dividends the Company may pay and the amount of stock it may repurchase. As of December 31, 1998, these covenants effectively prohibit any dividends or stock repurchases. The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "HLYW". The following table sets forth the quarterly high and low last sale prices per share, as reported on Nasdaq.


                       1998                 1997
                 ----------------     -----------------
     Quarter     High       Low       High       Low
     ----------  ------     -----     ------     ------
     First      $14.81     $8.03     $25.88     $18.25

     Second      15.00     10.13      25.25      17.50

     Third       20.00      9.75      23.38      11.50

     Fourth      29.88      8.75      14.38       8.13


     As of December 31, 1998, there were 211 holders of record of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

                                 YEAR ENDED DECEMBER 31,
                      ---------------------------------------------
                         1998     1997     1996     1995    1994
                      ---------------------------------------------
                            (in thousands, except per share amounts)

OPERATING RESULTS:
Revenue              $763,908   $500,501  $302,342  $149,430  $ 73,288
                     --------   --------  --------  --------  --------

Income (loss) from
 operations          (37,913)     41,681    38,418    17,537    12,610
                     --------   --------  --------  --------  --------

Interest expense       31,893     13,806     4,339       490      795
                     --------   --------  --------  --------  --------
Income (loss) before
 extraordinary item
 and cumulative
 effect of a change
 in accounting
 principle            (50,464)      5,559    20,630    11,786    8,143
                      --------   --------  --------  --------  -------
Net income (loss)     (50,464)      4,996    20,630     9,226    8,143
                      --------   --------  --------  --------  -------
--------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE:
Basic                 $(1.30)     $ 0.15    $ 0.60    $ 0.37   $ 0.33
Diluted                (1.30)       0.15      0.59      0.36     0.32
NET INCOME (LOSS)
 PER SHARE:
 Basic               $ (1.30)     $ 0.14    $ 0.60    $ 0.28   $ 0.33
 Diluted               (1.30)       0.13      0.59      0.28     0.32
------------------------------------------------------------------------------
BALANCE SHEET DATA:
Videocassette rental
 inventory, net       $259,255   $226,051  $144,264  $ 86,889  $36,656
Property and
 equipment, net        328,182    234,497   115,812    65,958   14,606
Total assets           934,434    689,123   451,295   334,660  142,861
Long-term
 obligations (1)       392,145    233,496    82,361     7,971    3,505
Mandatorily
 redeemable common
 stock                       -          -         -    54,250        -
Shareholders' equity   345,695    289,896   274,703   217,783  110,765
------------------------------------------------------------------------------
OTHER DATA
Adjusted EBITDA (2)
Hollywood
 Superstores          $129,397    $76,880   $57,740   $31,516  $17,875
Reel.com               (7,322)          -         -         -        -
 --------             --------  ---------  --------  --------  -------
Consolidated           122,075     81,486    57,740    31,516   17,875
--------------------------------------------------------------------------------

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

FINANCIAL HIGHLIGHTS

<CAPTIONN>
                                   Year Ended December 31,
                       -----------------------------------------------
                           1998      1997     1996       1995     1994
                       -----------------------------------------------
             (in thousands, except per share amounts and other operating data)
FINANCIAL DATA:
Rental revenue         $633,140  $418,527  $252,625  $123,894 $ 61,941
Product sales           130,768    81,974    49,717    25,536   11,347
                       --------  --------  --------  -------- --------
Total revenue           763,908   500,501   302,342   149,430   73,288
                       --------  --------  --------  -------- --------
Net income (loss) (1)  (50,464)     4,996    20,630     9,226    8,143
------------------------------------------------------------------------------
PRO FORMA STATEMENT OF
 OPERATIONS DATA
HOLLYWOOD VIDEO
 SUPERSTORES (2):
Income from
 operations             $83,921  $ 53,083  $ 38,418  $ 17,537  $ 9,745
Net income               31,139    23,573    20,630    11,786    6,277
Net income per
diluted share (3)          0.78      0.63      0.59      0.36     0.25
REEL.COM (2):
Loss from operations    (7,479)         -         -         -        -
------------------------------------------------------------------------------
OPERATING DATA:
Number of stores at
 year end                 1,260       907       551       305      113
Comparable store
 revenue increase (4)        8%        3%        7%        1%       7%
------------------------------------------------------------------------------
OTHER DATA:
Weighted average
 shares outstanding:
  Basic                  38,844    36,659    34,162    32,230   24,717
  Diluted                38,844    37,718    35,159    32,962   25,578


(1) Net income(loss) for the years presented includes the following special and/or unusual charges:

(in thousands)                  1998       1997       1996       1995      1994
----------------------       -------   --------   --------   --------   -------
SPECIAL AND/OR UNUSUAL
 PRE-TAX CHARGES:
HOLLYWOOD VIDEO
 SUPERSTORES:
Settlement of securities
 class action lawsuit             -     $18,874          -          -         -
Write-off obsolete video
 game inventory and related
 accessories                      -       6,798          -          -         -
Failed self-tender
 offer                            -       4,604          -          -         -
Inventory valuation
 charge                     $99,910           -          -          -         -
REEL.COM:
Purchased in-process
 research and development     1,900           -          -          -         -

OTHER UNUSUAL CHARGES,
 NET OF RELATED INCOME
 TAX EFFECT:
HOLLYWOOD VIDEO
 SUPERSTORES:
Extraordinary loss on
 extinguishment of debt           -         563          -          -         -
Cumulative effect of a
 change in accounting
 principle                        -           -          -    $ 2,560         -


(2) Pro forma income (loss) from operations and net income eliminates special and/or unusual charges noted above by segment and in addition Reel.com loss from operations excludes goodwill amortization of $12.5 million (see Notes 4, 10 and 15 to the Consolidated Financial Statements). See Note 17 to the Consolidated Financial Statements for the presentation of segment reporting.

(3) Net income per diluted share for Hollywood Video Superstores was computed by assuming a 40.5% effective tax rate and diluted weighted average shares outstanding of 40,133.

(4) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

     The Company's net loss for 1998 was $50.5 million, compared to net income of $5.0 million and $20.6 million in 1997 and 1996, respectively. The 1998 and 1997 results included special and/or unusual items as previously noted.

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of total revenue; and
(ii) the number of stores open at the end of each such period.

                                      Year Ended December 31,
                                      ------------------------
                                        1998   1997(1)    1996
                                      ------    ------  ------
REVENUE:
  Rental revenue                       82.9%     83.6%   83.6%
  Product sales                        17.1%     16.4%   16.4%
                                      ------    ------  ------
                                      100.0%    100.0%  100.0%
                                      ------    ------  ------
OPERATING COSTS AND EXPENSES:
  Cost of product sales                11.5%     10.2%   10.2%
  Operating and selling                72.6%     72.4%   69.1%
  General and administrative            4.9%      5.4%    6.0%
  Amortization of intangibles           2.6%      1.3%    2.0%
  Purchased in-process research and
   development                          0.3%         -       -
  Inventory valuation charge           13.1%         -       -
                                      ------    ------  ------
                                      105.0%     89.3%   87.3%
                                      ------    ------  ------
INCOME (LOSS) FROM OPERATIONS         (5.0%)     10.7%   12.7%
Nonoperating expense                  (4.1%)    (2.7%)  (1.4%)
                                      ------    ------  ------
Income (loss) before income taxes     (9.1%)      8.0%   11.3%
                                      ======    ======  ======
Net income (loss)                     (6.6%)      4.7%    6.8%
                                      ======    ======  ======
------------------------------------------------------------------------------
Number of superstores - end of period  1,260       907     551


(1) Adjusted to exclude the special and/or unusual costs and expenses in 1997. See Notes 10 and 15 to the Consolidated Financial Statements.

REVENUE

     Revenue increased by $263.4 million, or 53%, in 1998 compared to 1997, primarily due to the addition of 353 new superstores in 1998. Revenue was also favorably impacted by an increase of 8% in comparable store revenue in the current year and the purchase of Reel.com in October 1998, which added $7.3 (on-line revenue of $6.8 million) million in revenue. Revenue increased by $198.2 million, or 66%, in 1997 compared to 1996, due to the addition of 356 new superstores in 1997 combined with an increase of 3% in comparable store revenue. The Company ended 1998 with 1,260 superstores operating in 42 states, compared to 907 stores operating in 42 states at the end of 1997 and 551 stores operating in 29 states at the end of 1996. The Company increased its prices at most stores in the fourth quarter of 1998 from $1.49 to $1.99 for catalog titles and from $2.99 to $3.49 for new releases.

OPERATING COSTS AND EXPENSES

Cost of Product Sales

     The cost of product sales as a percentage of product revenue increased from 62.4% in 1997, as adjusted for the game inventory write-off discussed below, to 65.2% in 1998, excluding Reel.com. The decline in product margin in 1998 is primarily due to continuing pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader to drive customer traffic. The cost of product sales, as a percentage of product revenue, including Reel.com was 67.1% in 1998.

     The cost of product sales as a percentage of product sales increased from 61.8% in 1996 to 65.2% in 1997 due to the write-off of obsolete video game inventory and related accessories caused by advancements in video game technology (see Note 15 to the Consolidated Financial Statements) and pricing pressures in the fourth quarter of 1997. The cost of product sales, as adjusted, as a percentage of product sales remained relatively constant in 1997 compared to 1996.

Operating and Selling

     Operating and selling expenses as adjusted, which consist principally of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, increased slightly from 72.4% in 1997 to 72.6% in 1998 primarily due to increased advertising and revenue sharing expense, mostly offset by increased revenues without a proportionate increase in other store operating expenses. The Company anticipates that rental product amortization combined with revenue sharing expense will increase as a percentage of total revenue in 1999. This increase is due to the Company's new revenue sharing business model and new amortization method (see Note 4 to the Consolidated Financial Statements). The Company expects that other operating and selling expenses will decline as a percentage of revenue due to the increased sales generated by the revenue sharing arrangements.

     Operating and selling expenses, as adjusted increased as a percentage of total revenue to 72.4% in 1997 from 69.1% in 1996. This increase was due to the lower average revenues per store in 1997, resulting primarily from the addition of 606 new superstores in 1996 and 1997, which had lower revenue per store than mature Hollywood Video superstores.

General and Administrative

     General and administrative expenses, as adjusted, decreased as a percentage of total revenue to 4.9% in 1998 compared to 5.4% in 1997 and 6.0% in 1996. These decreases as a percentage of total revenue were due to the increase in total revenue without a proportionate increase in corporate overhead.

Amortization of Intangibles

     Amortization of intangibles increased by $13.4 million in 1998 compared to 1997 due to the Reel.com acquisition as discussed in Note 7 to the Consolidated Financial Statements combined with the full year impact of amortizing deferred financing costs associated with the Company's notes and credit facility. Amortization of intangibles increased by $0.7 million in 1997 compared to 1996, primarily due to the impact of amortizing deferred financing costs associated with the Company's senior subordinated notes and new revolving credit facility.

Other Operating Charges

     The Company incurred a non-cash charge of $1.9 million in 1998 to write off the value of purchased in-process research and development costs in connection with the acquisition of Reel.com. The Company also changed its method of amortizing its videocassette rental inventory in 1998 and recorded a non-cash charge of $99.9 million to reflect the application of the new method to inventory on hand at October 1, 1998. See Notes 4 and 7 to the Consolidated Financial Statements.

Nonoperating Income (Expense), Net

     Interest expense, net of interest income increased in 1998 compared to 1997 and 1996 due to increased levels of borrowings associated with the issuance of senior subordinated notes in August 1997 (see Note 10 to the Consolidated Financial Statements), combined with increased borrowings under the revolving credit facility. The Company incurred a cash charge of $18.9 million in 1997 for the settlement of the securities litigation (see Note 15 to the Consolidated Financial Statements).


INCOME TAXES

     The Company's effective tax rate was a benefit of 27.6% in 1998 compared to a provision of 40.5% in 1997 and a provision of 39.8% in 1996, given the Company's net loss for financial reporting purposes versus net income for tax reporting purposes as a result of the non-deductibility of goodwill amortization associated with the Reel.com acquisition (see Note 11 to the Consolidated Financial Statements). The Company believes that in 1999 the effective tax rate will exceed 40%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates substantial operating cash flow because most of its revenue is received in cash. The amount of cash generated from operations in 1998 significantly exceeded debt service requirements of the Company' long-term obligations. The capital expenditures (including purchases of videocassette rental inventory) of the Company are primarily funded by the excess operating cash flow and through loans under a revolving line of credit. The Company has a $300 million revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. The Company believes cash flow from operations, supplemented by the availability of a revolving line of credit, will provide the Company with adequate liquidity and the capital necessary to achieve its planned expansion through at least 1999.

     At December 31,1998, the Company had cash and cash equivalents of $4.0 million and a working capital deficit of $64.8 million. Videocassette rental inventories are accounted for as noncurrent assets under Generally Accepted Accounting Principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle.
Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

     During 1998, net cash generated by operations was $69.1 million higher than the prior year. This increase was primarily due to an increase in depreciation and amortization expenses combined with improved results of operations, excluding the impact of the non-cash charges related to the inventory valuation charge and the write-off of purchased in process research and development costs (see "Results of Operations"), partially offset by a net unfavorable change in deferred income taxes (see Note 11 to the Consolidated Financial Statements).

Cash Used in Investing Activities

     Net cash used in investing activities increased by $100.3 million from the prior year primarily due to increased purchases of videocassette rental inventory for new and existing stores and an increase in investment in businesses acquired, partially offset by reduced capital expenditures with respect to new store construction, remodeling of certain existing stores and for the continued development of management information systems (see "Capital Expenditures"). The Company paid approximately $32.7 million in cash for Reel.com and approximately $14.1 million for 41 video stores, of which $8.1 million was paid in cash and $6.0 million was paid with a note payable (see Note 7 to the Consolidated Financial Statements). The Company incurred a $99.9 million non-cash, pre-tax charge in the fourth quarter of 1998 for a change in the method of amortization of its videocassette rental inventory (see Note 4 of the Consolidated Financial Statements).

Cash Provided by Financing Activities

     Net cash provided by financing activities increased by $40.2 million from the prior year primarily due to the issuance of 3.4 million shares of the Company's common stock in connection with the Reel.com acquisition for an aggregate amount of $45.4 million (see Note 7 to the Consolidated Financial Statements), partially offset by the repurchase of 850,000 shares of the Company's common stock for approximately $10.5 million.

Capital Expenditures

The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening for new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits of $0.6 million, excluding leasehold improvements that are customarily paid for by the property developer. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary.


YEAR 2000 ISSUES

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

   The Company's year 2000 project group has been coordinating the Company's year 2000 compliance efforts and has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance; implementing any necessary modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The Company estimates that these actions with respect to systems that we believe would have a material effect on the business are approximately three-fourths complete. The Company estimates that all critical systems and applications will be year 2000 compliant by June 30, 1999.

   The year 2000 project group is also examining the Company's relationship with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. The project group has begun testing procedures with certain vendors identified as having potential year 2000 compliance issues. The Company does not believe that its relationship with any third party is material to the Company's operations and, therefore, does not believe that the failure of any particular third party to be year 2000 compliant would have a material adverse effect on the Company. The Company believes that, if it, or any third party with whom the Company has a significant business relationship, has a year 2000 related systems failure, the most significant impact would likely be the inability, with respect to a group of stores, to conduct operations due to a power failure, to deliver inventory in timely fashion, to receive certain products from vendors or to process electronically customer sales at store level. The Company does not anticipate that any such impact would be material to the Company's liquidity or results of operations.

   The year 2000 project group is establishing and implementing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure. The Company expects to have a comprehensive contingency plan established by June 30, 1999.

   The Company estimates that it will incur approximately $0.7 million, to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultant fees.

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

FORWARD LOOKING STATEMENTS

     The information set forth in this report in Item 1, Business, under the caption "Expansion Strategy" with respect to planned new store openings and in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources" with respect to planned new store openings and the sufficiency of financial resources and under the caption "Year 2000 Issues" with respect to Year 2000 preparedness and financial consequences includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and is subject to the safe harbor created by that section. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1, Business, under the captions "Expansion Strategy" and "Competition," in Item 7, Management's Discussions and Analysis of Financial Conditions and Results of Operations, under the caption "General Economic Trends, Quarterly Results and Seasonality" and in Item 3, Legal Proceedings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference to Item 14 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is hereby incorporated by reference from the Company's definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for its 1999 annual meeting of shareholders (the "1999 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of the Company's fiscal year ended December 31, 1998. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item 11 is hereby incorporated by reference from the 1999 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item 12 is hereby incorporated by reference from the 1999 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is hereby incorporated by reference from the 1999 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Listed below are all financial statements, notes, schedules and exhibits filed as part of this Annual Report on Form 10-K:

     (a)(1), (2) FINANCIAL STATEMENTS

     The following financial statements of the Registrant, together with the Report of Independent Accountants dated March 1, 1999, on pages F-1 to F-24 of this report on Form 10-K are filed herewith:

     (i)  Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     (ii)  FINANCIAL SCHEDULES

       All financial schedules are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.
     (a)(3)    Exhibits

     The following exhibits are filed with or incorporated by reference into this Annual Report:

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
3.1 1993B Restated Articles of Incorporation, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042)(the "Form S-1") to Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140), and to Exhibit
          3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

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

10.2      1993 Stock Incentive Plan, as amended (incorporated by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3      Form of Incentive Stock Option Agreement (incorporated by reference to
          Exhibit 10.1 of the Form S-1).

10.4 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Form S-1).

10.5 Revolving Credit Agreement, dated as of September 5, 1997, among the Registrant, as Borrower, and Societe Generale, DLJ Capital Funding, Inc. Goldman Sachs Credit Partners L.P. and certain other financial institutions, as Lenders, and Societe Generale, as Agent for the Lenders, Donaldson, Lufkin & Jenrette Securities Corporation, as Administrative Agent, Goldman Sachs Credit Partners, L.P., as Documentation Agent, and Credit Lyonnais Los Angeles Branch, Barclays Bank PLC, Deutsche Bank AG, New York Branch, U.S. Bank National Association and KeyBank National Association, as Co-Agents (incorporated by reference to Exhibit 10.1 of the 1997 S-4).

10.6 Employment letter between the Registrant and Jeffrey B. Yapp, dated July 31, 1997 (incorportated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1998). *

18.1      Preferability letter from PricewaterhouseCoopers LLP.

21.1      List of Subsidiaries.

23.1      Consent of PricewaterhouseCoopers LLP.

27.1 Financial Data Schedule.


          (b)  REPORTS ON FORM 8-K:

          A report on Form 8-K was filed by the Company on October 15, 1998 to report under Item 2 the acquisition of Reel.com, Inc. Form 8-K/A was filed by the Company on December 15, 1998 to report under Item 7 the financial statements and pro forma financial information relating to the acquisition of Reel.com, Inc.


          *Management Contract.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hollywood Entertainment Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 of the consolidated financial statements, the Company changed its amortization method for videocassette rental inventory in 1998.


PricewaterhouseCoopers LLP

Portland, Oregon
March 1, 1999

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                               December 31
                                           ------------------
                                               1998      1997
                                           --------  --------
ASSETS
--------
Current assets:
 Cash and cash equivalents                 $ 3,975   $ 3,909
 Accounts receivable                        40,862    39,566
 Merchandise inventories                    58,083    61,482
 Prepaid expenses and other current
 assets                                     12,138     6,488
                                          --------  --------
  Total current assets                     115,058   111,445

Videocassette rental inventory, net        259,255   226,051
Property and equipment, net                328,182   234,497
Goodwill, net                              185,711    93,760
Deferred income tax                         35,513    11,334
Other assets, net                           10,715    12,036
                                          --------  --------
                                          $934,434  $689,123
                                          ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current maturities of long-term
obligations                               $  8,418   $ 2,341
 Accounts payable                          121,365   103,823
 Accrued expenses                           21,164    29,423
 Accrued revenue sharing                    13,500         -
 Accrued interest                            9,693     8,256
 Income taxes payable                        5,739         -
                                          --------  --------
  Total current liabilities                179,879   143,843

Long-term obligations, less current
 portion                                   383,727   231,155
Other liabilities                           25,133    24,229
                                          --------  --------
                                           588,739   399,227
                                          --------  --------
Commitments and contingencies                    -         -
Shareholders' equity:
 Preferred stock, 19,500,000 shares
  authorized no shares issued and
  outstanding                                    -         -
 Common stock 100,000,000 shares
  authorized; 44,933,055
  and 36,786,396 shares
  issued and outstanding                   354,067   247,950
 Retained (deficit) earnings               (6,476)    43,988
 Intangible assets, net                    (1,896)   (2,042)
                                          --------  --------
  Total shareholders' equity               345,695   289,896
                                          --------  --------
                                          $934,434  $689,123
                                          ========  ========


            See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                           Year Ended December 31,
                                     -------------------------------
                                          1998        1997      1996
                                     ---------   --------- ---------
REVENUE:
 Rental revenue                     $ 633,140   $ 418,527 $ 252,625
 Product sales                        130,768      81,974    49,717
                                    ---------   --------- ---------
                                      763,908     500,501   302,342
                                    ---------   --------- ---------
OPERATING COST AND EXPENSES:
 Cost of product sales                 87,799      53,471    30,707
 Operating and selling                554,596     366,960   208,895
 General and administrative            37,543      31,698    18,302
 Amortization of intangibles           20,073       6,691     6,020
 Purchased in-process research
  and development                       1,900           -         -
 Inventory valuation charge            99,910           -         -
                                    ---------   ---------  --------
                                      801,821     458,820   263,924
                                    ---------   ---------  --------

INCOME (LOSS) FROM OPERATIONS        (37,913)      41,681    38,418

Nonoperating income (expense):
 Interest income                          141         342       203
 Interest expense                    (31,893)    (13,806)   (4,339)
 Litigation settlement                      -    (18,874)         -
                                    ---------   ---------  --------
Income (loss) before income taxes
 and extraordinary item              (69,665)       9,343    34,282
Benefit from (provision for)
 income taxes                          19,201     (3,784)  (13,652)
                                    ---------   ---------  --------
Income (loss) before extraordinary
 item                                (50,464)       5,559    20,630
Extraordinary loss on
 extinguishment of debt
 (net of income tax
  benefit of $372)                         -        (563)         -
                                    ---------   ---------  --------
NET INCOME (LOSS)                   $(50,464)     $ 4,996  $ 20,630
                                    =========   ========= =========
-----------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM:
 Basic                               $ (1.30)     $  0.15    $ 0.60
 Diluted                               (1.30)        0.15      0.59
-----------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:
 Basic                               $ (1.30)     $  0.14    $ 0.60
 Diluted                               (1.30)        0.13      0.59
-----------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                 38,844      36,659    34,162
 Diluted                               38,844      37,718    35,159
-----------------------------------------------------------------------------

             See notes to consolidated financial statements.


                       HOLLYWOOD ENTERTAINMENT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)



                                   Common Stock                   Retained
                                  --------------------Intangible  Earnings
                                      Shares    Amount    Assets (Deficit)     Total
                                  ----------  --------  --------  --------  --------
Balance at December 31, 1995      33,879,738  $202,005  $(2,584)   $18,362  $217,783
Issuance of common stock:
  Public offerings, net            2,000,000    34,705         -         -    34,705
  Stock options exercised            126,463       838         -         -       838
  Tax benefit from stock options           -       473         -         -       473
Amortization of intangible assets          -         -       274         -       274
Net income                                 -         -         -    20,630    20,630
                                  ----------  --------  --------  --------  --------
Balance at December 31, 1996      36,006,201   238,021   (2,310)    38,992   274,703

Issuance of common stock:
  Public offerings, net              300,000     4,695         -         -     4,695
  Stock options exercised            480,195     3,712         -         -     3,712
  Tax benefit from stock options           -     1,522         -         -     1,522
Amortization of intangible assets          -         -       268         -       268
Net income                                 -         -         -     4,996     4,996
                                  ----------  --------  --------  --------  --------
Balance at December 31, 1997      36,786,396   247,950   (2,042)    43,988   289,896

Issuance of common stock:
  Stock options exercised            633,859     4,376         -         -     4,376
  Tax benefit from stock options           -     2,563         -         -     2,563
  Reel.com acquisition             5,000,000    53,450         -         -    53,450
  Sold to Reel.com affiliates      3,362,800    45,398         -         -    45,398
Stock options issued for
 Reel.com acquisition                      -    10,840         -         -    10,840
Common stock repurchases           (850,000)  (10,510)         -         -  (10,510)
Amortization of intangible assets          -         -       146         -       146
Net loss                                   -         -         -  (50,464)  (50,464)
                                  ----------  --------  --------  --------  --------
Balance at December 31, 1998      44,933,055  $354,067  $(1,896)  $(6,476)  $345,695
                                  ==========  ========  ========  ========  ========

                See notes to consolidated financial statements

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Year Ended December 31,
                                               ------------------------------
                                                    1998      1997       1996
                                               ---------   -------   --------
OPERATING ACTIVITIES:
Net income (loss)                              $(50,464)   $ 4,996   $ 20,630
Adjustments to reconcile net income (loss)
 to cash provided by operating activities:
Extraordinary loss on extinguishment of debt           -       563          -
Depreciation and amortization                    196,849   140,201     87,115
Inventory valuation charge                        99,910         -          -
Write-off of purchased in-process
research and development                           1,900         -          -
Change in deferred rent                            3,961     3,467      3,083
Change in deferred income taxes                 (27,236)   (1,985)      3,350
Net change in operating assets and liabilities:
 Accounts receivable                             (1,071)  (13,781)    (9,631)
 Merchandise inventories                           3,749  (16,227)   (19,264)
 Accounts payable                                 10,194    36,616     24,429
 Accrued interest                                  1,437     7,843        358
 Other current assets and liabilities              4,849    13,263      5,728
   Cash provided by operating activities         244,078   174,956    115,798
INVESTING ACTIVITIES:
Purchases of videocassette rental
 inventory, net                                (265,158) (194,273)  (124,253)
Purchase of property and equipment,
 net                                           (132,122) (139,709)   (64,038)
Investment in businesses acquired               (40,804)         -          -
Increase in intangibles and other
 assets                                            (327)   (4,138)      (794)
Cash used in investing activities              (438,411) (338,120)  (189,085)
FINANCING ACTIVITIES:
Proceeds from the issuance of common
 stock, net                                       45,398     4,695     34,705
Issuance of long-term obligations                      -   203,159          -
Repayments of long-term obligations              (2,429)   (1,864)    (7,610)
Repurchase of common stock                      (10,510)         -          -
Proceeds from exercise of stock options            4,376     3,712        838
Tax benefit from exercise of stock
 options                                           2,563     1,522        473
Repurchase of mandatorily redeemable
 common stock                                          -         -   (54,250)
Increase (decrease) in revolving loan, net       155,001  (57,000)     82,000
  Cash provided by financing activities          194,399   154,224     56,156
  Increase (decrease) in cash and
   equivalents                                        66   (8,940)   (17,131)
Cash and cash equivalents at
 beginning of year                                 3,909    12,849     29,980
Cash and cash equivalents at end of year         $ 3,975   $ 3,909   $ 12,849
Other Cash Flow Information:
Interest expense paid                             31,562   $ 6,735      4,339
Income taxes paid (refunded), net                  (706)     7,282      6,130


               See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31,1998, 1997, 1996

1.   SIGNIFICANT ACCOUNTING POLICIES

     Corporate Organization and Consolidation

     The accompanying financial statements include the accounts of Hollywood Entertainment Corporation and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries include Hollywood Video Superstores, Inc., Hollywood Management Company, Reel.com, Inc. and Title Wave Stores, Inc. All significant intercompany transactions have been eliminated.

     Nature of the Business

     The Company operates a chain of video superstores ("Hollywood Video") throughout the United States and an internet retailer of video only products ("Reel.com"). The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 1998 and 1997, the Company operated 1,260 stores in 42 states and 907 stores in 42 states, respectively.

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

     Inventories

     Merchandise inventories, consisting primarily of prerecorded videocassettes, concessions, and other accessories held for resale, are stated at the lower of cost or market. Cost of sales are determined on a first-in, first-out basis ("FIFO"). Videocassette rental inventory, which also includes video games, DVDs and audio books, is stated at cost and amortized over its estimated useful life to a specified salvage value. See
     Note 4 for a discussion of the amortization policy applied to videocassette rental inventory and a discussion of the change in amortization method effective October 1, 1998.

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

     In 1998, the Company adopted Statement of Position 98-1 ("SOP 98-1"), which defines the types of costs that may be capitalized for internally developed computer software. Accordingly, the Company capitalized $1.5 million.

     Long-Lived Assets

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets." The statement establishes accounting standards for the impairment of long-lived assets to be held and used, and for long-lived assets to be disposed. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. Measurement of the amount of the impairment may be based on the market values of similar assets or estimated discounted future cash flows resulting from use and ultimate disposition of the asset. Management has determined that there has been no material impairment to any long-lived assets as of December 31, 1998 and 1997.

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

     Earnings per Share

     The Company adopted SFAS No. 128, "Earnings per Share", effective December 31, 1997. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing net income
     (loss) by the weighted average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock. Prior periods have been restated to conform to SFAS No. 128.

     Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Comprehensive income is equal to net income (loss) for all periods presented.

     Advertising

     Advertising costs, net of cooperative reimbursements from vendors, are expensed as incurred.

     Segment Reporting

     The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Company has disclosed the information required by SFAS 131 in Note 17 to its Consolidated Financial Statements.

     Store Preopening Costs

          Store preopening costs, including store employee labor costs and advertising, incurred prior to the opening of a new store have been expensed during the first full month of a store's operation. In April 1998, SOP 98-5, "Reporting on the Costs of Start-up Activities" was finalized, which requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. The Company will implement SOP 98-5 during the first quarter of 1999 and anticipates a charge of $1.4 million, net of tax.


2.   ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 1998 and 1997 consists of:

                                     -------------------
                                         1998       1997
                                     --------    -------
                                        (In thousands)
     Construction receivables        $  9,234   $ 18,906
     Marketing allowances and other    31,628     20,660
                                     --------   --------
                                     $ 40,862   $ 39,566
                                     ========   ========

     The carrying amount of accounts receivable approximates fair value because of the short maturity of those receivables.

3.   VIDEOCASSETTE RENTAL INVENTORY

     Videocassette rental inventory as of December 31, 1998 and 1997 consists of:

                                      --------------------
                                           1998       1997
                                      ---------  ---------
                                          (In thousands)

    Videocassette rental inventory    $ 450,593  $ 324,727
    Less accumulated amortization     (191,338)   (98,676)
                                      ---------  ---------
                                      $ 259,255  $ 226,051
                                      =========  =========

     Amortization expense related to videocassette inventory was $135.2 million, $112.5 million and $67.1 million in 1998, 1997 and 1996, respectively, and is included in operating and selling expenses. As videocassette rental inventory is sold, the applicable cost and accumulated amortization are eliminated from the accounts, determined on a FIFO basis applied in the aggregate based on monthly purchases. Any gain or loss thereon is recorded in the Company's consolidated statements of operations.

4.   CHANGE IN AMORTIZATION METHOD FOR VIDEOCASSETTE RENTAL INVENTORY

     Effective October 1, 1998, Hollywood Video adopted a new method of amortizing videocassette rental inventory. During the fourth quarter of 1998, Hollywood Video purchased a majority of new video releases under revenue sharing arrangements with major studios, which the Company expects to continue in the future. Revenue sharing allows the Company to purchase videocassettes at a lower product cost than the traditional buying arrangements, with, a percentage of the net rental revenues shared with the studios over a contractually determined period of time. The increased copy depth under revenue sharing arrangements satisfies consumer demand for new releases over a shorter period of time. As the new business model results in significantly greater proportion of rental revenue received over a shorter period of time, the Company has changed its method of amortizing rental inventory in order to match expenses with the anticipated revenues to be generated therefrom.

     Under the new accounting method, the Company expenses the studio's share of revenue (net of a salvage value of $4) as revenues are earned pursuant to the applicable contractual arrangements.

     Non-revenue sharing videocassettes acquired at a fixed price are amortized on an accelerated basis to an average net book value of $8 over four months and then to a salvage value of $6 over the following 56 months. Previous to October 1, 1998, new release videocassettes were amortized on an accelerated basis over 4 months to an average net book value of $15 and then on a straight-line basis to their salvage value of $6 over the next 32 months. Base stock videocassettes purchased at a fixed price for new store openings are amortized straight-line over 60 months to an estimated $6 salvage value. Prior to October 1, 1998 base stock was amortized on a straight-line basis to a $6 salvage value over 36 months. The change in estimate, effective October 1, 1998 decreased net loss by $1.0 million, net of tax in the fourth quarter of 1998. The Company anticipates that rental product amortization combined with revenue sharing expense will increase as a percentage of total revenue in 1999, as compared to 1998, due to the change in the accounting method.

     The new method of amortization has been applied to rental inventory held as of October 1, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle, and accordingly the Company recorded a pre-tax charge of $99.9 million in the fourth quarter of 1998. The calculation of the change in operating expense attributable to videocassettes for periods prior to October 1, 1998 would not be meaningful because the new business model involving revenue sharing arrangements had not been implemented.


5.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1998 and 1997 consists of:

                                              ----------------------
                                                    1998        1997
                                              ----------  ----------
                                                (In thousands)

     Fixtures and equipment                    $ 123,068    $ 72,306
     Leasehold improvements                      279,805     195,203
     Equipment under capital lease                 3,426       3,426
     Leasehold improvements under
       capital lease                               7,167       7,167
                                              ----------  ----------
                                                 413,466     278,102
     Less accumulated depreciation
       and amortization                         (85,284)    (43,605)
                                              ----------  ----------
                                               $ 328,182   $ 234,497
                                              ==========  ==========


     Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $3.0 million and $1.6 million at December 31, 1998 and 1997, respectively.

6.   GOODWILL

     Goodwill as of December 31, 1998 and 1997 consists of:

                                      -------------------
                                          1998       1997
                                      --------   --------
                                         (In thousands)
     Goodwill                         $219,502   $109,383
     Less accumulated amortization    (33,791)   (15,623)
                                      --------   --------
                                      $185,711    $93,760
                                      ========   ========


     Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over 2 or 20 years. Goodwill in connection with store acquisitions is amortized over 20 years. Goodwill from the Reel.com acquisition is being amortized over 2 years. The Company assesses the recoverability of store acquisition intangibles by determining whether the amortization of the goodwill over the remaining lives can be recovered through projected future operating results on an undiscounted basis. The Company believes that there are no impaired intangible assets with respect to store acquisitions.

7.   ACQUISITIONS

     Reel.com

     On October 1, 1998, the Company completed the merger of Reel.com, Inc. ("Reel.com") with and into Hollywood Entertainment Corporation. At the closing, the Company acquired all the outstanding shares of Reel.com for $32.7 million and 4,000,000 shares of Common Stock and 1,000,000 shares of Series A Redeemable Preferred Stock. In addition, the Company assumed Reel.com's incentive stock option plan and converted all outstanding Reel.com stock options into options to acquire the Company's Common Stock. Options for a total of 958,568 shares were issued in connection with the acquisition.

     Concurrent with the acquisition of Reel.com, the Company sold 1,982,537 shares of Common Stock and 1,380,263 shares of Series A Redeemable Preferred Stock at a price of $13.50 per share to certain shareholders and affiliates of Reel.com.

     The Series A Redeemable Preferred Stock was converted into Common Stock on a one for one basis upon shareholder approval on December 30, 1998.

     The acquisition of Reel.com for approximately $96.9 million has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of Reel.com's liabilities and include the operating results from the date of acquisition.

     The following sets forth the reconciliation of the cash paid (in thousands) for Reel.com, Inc.:


      Fair value of assets acquired             $ 3,634
      Goodwill                                  100,349
      Purchased research and development          1,900
      Value of stock issued                    (53,450)
      Value of stock options issued            (10,840)
      Liabilities assumed                       (8,934)
                                               --------
   Cash paid, including transaction costs,
     net of cash received                       $32,659
                                               ========


     The value of stock options issued was determined using the Black-Scholes stock option pricing model. Goodwill is being amortized over the estimated useful life of 2 years.

     The following unaudited pro forma information presents the results of the Company's operations assuming the Reel.com acquisition occurred at the beginning of each period presented (in thousands, except per share data):

                                   Year Ended December 31,
                                   -----------------------
                                        1998          1997
                                   ---------     ---------
       Total revenue               $ 773,812     $ 502,033
       Net loss                     (97,306)      (46,247)
       Net loss per share:
         Basic                        (2.16)        (1.03)
         Diluted                      (2.16)        (1.03)


     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Reel.com acquisition been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

     Store Acquisitions

     During 1998, the Company acquired the assets of 41 video superstores located in New York (11) and Florida (30) for an aggregate purchase price
     of $14.1 million.   $6.0 million of the purchase price was paid with a note
     payable bearing interest at 10.0% per annum due April 1, 1999, and the remainder was paid in cash. The acquisitions were accounted for under the purchase method of accounting. $9.8 million was allocated to Goodwill and is being amortized over the estimated useful life of 20 years. The results of operations for these acquisitions do not have a material effect on the consolidated operating results and therefore are not included in the pro forma data presented above.

8.   OPERATING LEASES

     The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required costs, incurred during 1998, 1997, and 1996 was $154.8 million, $96.0 million and $54.1 million, respectively.

     At December 31, 1998, the future minimum annual rental commitments under non-cancelable operating leases were as follows:


                                     Operating
                                  (in thousands)
                                  ---------------
              Year
              --------------
               1999                 $ 160,757
               2000                   153,951
               2001                   152,036
               2002                   149,216
               2003                   147,721
               Future years           698,380


9.   EMPLOYEE BENEFIT PLANS

     The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual claims in excess of $100,000 and for annual Company claims which exceed approximately $3.0 million in the aggregate. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. Adjustments, if any, to recorded estimates resulting from ultimate payments will be reflected in operations in the period in which such adjustments are known.

     Beginning January 1, 1998, the Company added a 401(k) plan in which eligible employees may elect to contribute up to 15% of their earnings. Eligible employees who are at least 21 years of age, have completed at least one year of service and work at least 1,000 hours in a year. The Company does not make any matching contributions to the 401(k) plan.

     The Company does not maintain any other retirement plans nor offer any form of post-retirement benefits.


10.  LONG-TERM OBLIGATIONS

     The Company had the following long-term obligations as of December 31, 1998 and 1997:

                                             --------------------
                                                 1998        1997
                                            ---------   ---------
                                               (In thousands)
     Senior subordinated notes              $ 200,000   $ 200,000
     Borrowings under bank revolving
       credit agreement                       180,000      24,999
     Obligations under capital leases           6,111       8,452
     Other                                      6,034          45
                                            ---------   ---------
                                              392,145     233,496
     Less current obligations                   8,418       2,341
                                            ---------   ---------
                                            $ 383,727   $ 231,155
                                            =========   =========


     In August 1997, the Company issued $200 million principal amount of 10.625% senior subordinated notes (the "Notes") due August 15, 2004. The proceeds received from the sale of the Notes, net of offering costs of $6.8 million, were used to repay the entire outstanding indebtedness under the then existing bank revolving loan. The Company recorded a charge for the write-off of the remaining deferred financing costs related to the indebtedness repaid as an extraordinary loss of $0.6 million, net of related income tax benefit of $0.4 million, in 1997.

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

     In September 1997, the Company entered into a senior revolving credit agreement which provides for the availability of up to $300 million in aggregate extension of credit. The outstanding balance is due and payable on September 5, 2002. Revolving credit loans under the credit agreement bear interest, at the Company's option, at an applicable margin over the
     bank's base rate loan or the IBOR rate.   The applicable margin is based
     upon the ratio of consolidated indebtedness to consolidated adjusted EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2% of any unused portion of the credit agreement.
     Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness to income from operations before depreciation and amortization less 30% of rental revenue after deducting from such 30% of rental revenue any non-cash charges associated with the acquisition of new release videocassettes (adjusted EBITDA); adjusted EBITDA less taxes paid in cash to interest expense; maintenance of average store contribution levels; and the maintenance of minimum tangible net worth. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company.

     The Company was not in compliance with the net worth covenant as of December 31, 1998 due to the $99.9 million pre-tax write-off of videocassette rental inventory (see Note 4 to the Consolidated Financial Statements). The Company has, however, obtained a waiver from the Banks with respect to the covenant specified in the revolving credit agreement. Effective March 1, 1999, the Company replaced the net worth covenant with a tangible net worth covenant

     As of December 31, 1998, the fair value of the Notes was $202 million. The fair value of the Notes was based on quoted market prices as of December 31, 1998. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of December 31, 1998.

              ---------------------------------
              Year                 December 31,
              -------------     ---------------
                                (In thousands)
              1999                   $   8,418
              2000                       3,727
              2001                           -
              2002                     180,000
              2003                           -
              Thereafter               200,000
                                --------------
                                     $ 392,145
                                ==============


11.  INCOME TAXES

     The provision for (benefit from) income taxes for the years ended December 31, 1998, 1997 and 1996 consists of:


                                   -----------------------------
                                        1998      1997      1996
                                   ---------   -------  --------
                                           (In thousands)
 Current:
  Federal                             $    -   $ 1,581   $ 8,052
  State                                  983       218     2,250
                                   ---------   -------  --------
    Total current provision              983     1,799    10,302
 Deferred:
  Federal                           (17,281)     1,468     2,757
  State                              (2,903)       517       593
                                   ---------   -------  --------
    Total deferred liability
     (benefit)                      (20,184)     1,985     3,350
                                   ---------   -------  --------
    Total provision (benefit)      $(19,201)   $ 3,784   $13,652
                                   =========   =======  ========


     The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states which it operates. These taxes are included in the current provision for state and local income taxes. Certain acquisitions in 1995 and the Reel.com acquisition in 1998 yielded nondeductible goodwill which is reflected in the tax rate reconciliation below. The tax impact of purchase accounting adjustments is reflected in deferred taxes. A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                    -----------------------
                                      1998    1997     1996
                                    ------- ------- -------
    Statutory federal rate
     (benefit)                     (34.0%)   34.0%    35.0%
    State income taxes, net of
     federal income tax benefit      (1.8)     5.5      4.6
    Tax exempt interest income           -       -     (0.3)
    Amortization of nondeductible
     goodwill                          6.9       -        -
    Other, net                         1.3     1.0      0.5
                                  -------- ------- --------
                                    (27.6%)   40.5%    39.8%
                                  ======== ======= ========


     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                           ---------------------
                                                 1998       1997
                                           ----------  ---------
                                               (In thousands)
    DEFERRED TAX ASSETS:
     Tax loss carryforward                   $ 26,618    $   326
     Deferred rent                              5,589      3,985
     Financial leases                           3,883      2,039
     Income deferred for financial
       statement purposes                       2,308        634
     Tax credit carryforward                    1,906      2,476
     Financial statement expenses
       deferred for tax purposes                  784      1,114
     Difference between assigned
       value and tax basis of
       acquired entities                            -        690
     Other                                         24         70
                                            ---------  ---------
     Total deferred tax assets                 41,112     11,334
     Valuation allowance                      (5,599)          -
                                            ---------  ---------

     Net deferred tax assets                   35,513     11,334
                                            ---------  ---------
   DEFERRED TAX LIABILITIES:
     Depreciation and amortization            (8,227)   (12,468)
     Capitalized leases                       (2,778)    (1,842)
     Tax expenses deferred for
       financial statement purposes             (248)          -
                                            ---------  ---------
     Total deferred tax liabilities          (11,253)   (14,310)
                                            ---------  ---------
   Net deferred tax asset (liability)        $ 24,260   $(2,976)
                                            =========  =========

     At December 31, 1998, the Company had approximately $52.5 million of net operating loss carryforwards available to reduce future income taxes, representing operating losses of Hollywood Entertainment, Reel.com and Title Wave, a company acquired during 1995 through a stock purchase. For tax purposes, the preacquisition losses resulting from a change of ownership of Reel.com and Title Wave are treated as separate return limiting year losses. The Company expects to fully utilize Hollywood Entertainment, post acquisition Reel.com and Title Wave losses in future years and thus no valuation allowance has been recorded. The Company has provided a valuation allowance for pre-acquisition losses of Reel.com. The carryforward periods expire in years 2008 through 2018. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of $1.9 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date.

     The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to shareholders' equity.

12.  SHAREHOLDERS' EQUITY

     Preferred Stock

     At December 31, 1998, the Company is authorized to issue 19,500,000 shares of preferred stock in one or more series. The Board of Directors has authority over the designations, preferences, special rights, limitations or restrictions thereof as it may determine. The Company issued and sold a total of 2,380,263 shares of Series A Redeemable Preferred Stock in connection with the Reel.com acquisition. These shares were converted into Common Stock on a one for one basis upon shareholder approval on December 30,1998.

     Common Stock

     During 1998, the Company repurchased 850,000 Common Shares on the open market for $10.5 million.

     In October 1998, the Company issued and sold a total of 8,362,800 shares of its Common Stock in connection with the acquisition of Reel.com as discussed in Note 7. This amount includes the Preferred Shares converted to Common Stock discussed above.

     In December 1996, the Company completed a public offering of 2,000,000 shares of its common stock. The net proceeds from the offering were approximately $34.7 million. Additionally, in January 1997, the underwriters purchased an additional 300,000 shares pursuant to the overallotment option for net proceeds to the Company of approximately $4.7 million.

13.   STOCK OPTION PLANS

     In general, the Company's stock option plans provide for the granting of options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have a nine year term and become excercisable on a pro rata basis over five years.

     The Company adopted stock option plans in 1993 and 1997 providing for the granting of non-qualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees up to an aggregate of 10,000,000 shares of common stock. The 1997 plan provides for the granting of nonqualified stock options to employees up to an aggregate of 2,000,000 shares of common stock. The Company granted non-qualified stock options pursuant to the 1993 and the 1997 Plans totaling 5,347,269, 2,165,513, and 2,858,150 in 1998, 1997 and 1996, respectively.

     The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:

                                           ---------------------------
                                              1998       1997     1996
                                           -------   --------   ------
     Risk free interest rate                  4.5%       5.7%     6.4%
     Expected dividend yield                    0%         0%       0%
     Expected lives                        5 years    5 years  5 years
     Expected volatility                       75%        65%      60%


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during 1998 (excluding the options issued in connection with the Reel.com acquisition) was $6.77 per option.

     For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. Options issued in connection with the Reel.com acquisition totaled 958,568 and had a fair market value of $10.8 million at the closing date using the Black-Scholes option valuation model.

     The Company's pro forma information is as follows:


                                    December 31,
                                ----------------------
                                         1998
                                ----------------------
                                 Reported    Pro Forms
                                ---------    ---------
    Net loss                    $(50,464)    $(53,583)
    Earnings
    per share:
     Basic                         (1.30)       (1.38)
     Diluted                       (1.30)       (1.38)


                                         December 31,
                          --------------------------------------------
                                   1997                  1996
                          ---------------------  ---------------------
                          Reported   Pro Forma    Reported   Pro Forma
                          --------   ----------  ---------   ---------
     Net income            $ 4,996      $ 1,459   $20,630     $18,252
     Earnings
     per share:
      Basic                   0.14         0.04      0.60        0.53
      Diluted                 0.13         0.04      0.59        0.52


     Options to purchase 1,196,644 shares of common stock were not included in the computation of pro forma diluted earnings per share for December 31, 1998, as such shares were anti-dilutive.

     The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

     A summary of the Company's stock option activity and related information for 1998, 1997 and 1996 is as follows (in thousands, except per share amounts):


                                                  Weighted
                                                   Average
                                                  Exercise
                                      Shares         Price
                                      -------    ---------
Outstanding at December 31, 1995        2,174         6.57
 Granted                                2,858        10.24
 Exercised                              (127)         6.62
 Cancelled                              (865)        15.29
                                      -------    ---------
Outstanding at December 31, 1996        4,040         9.25
 Granted                                2,165        16.35
 Exercised                              (480)         7.74
 Cancelled                              (587)        11.79
                                      -------    ---------
Outstanding at December 31, 1997        5,138        12.09
 Granted                                5,347         8.55
 Exercised                              (633)         7.39
 Cancelled                            (2,392)        13.79
                                      -------    ---------
Outstanding at December 31, 1998        7,460         9.40
                                       =======   =========

     A summary of options outstanding and exercisable at December 31, 1998 is as follows (in thousands, except per share amounts):

                     Options Outstanding            Options Exercised
               -----------------------------------  ---------------------
                              Weighted    Weighted               Weighted
                              Average      Average               Average
                   Number    Remaining    Exercise     Number    Exercise
                Outstanding Life (years)    Price   Exercisable    Price
                ------------------------ ---------  -----------  --------
$ 0.56 - $6.50    1,803          7.52      $ 2.90        559     $  4.23
  6.84 - 9.25     1,562          7.48        8.33        272        7.65
  9.50 - 10.44    1,785          8.58       10.16         56       10.27
 10.50 - 15.00    1,541          7.54       12.60        440       12.58
 15.13 - 24.00      769          7.31       18.68        160       19.03
                  7,460          7.75      $ 9.40      1,487     $  9.14


14.  Earnings per Share

     A reconciliation of the basic and diluted per share computations for 1998, 1997 and 1996 is as follows (in thousands, except per share data):

                                     ------------------------------
                                                  1998
                                     ------------------------------
                                                Weighted        Per
                                        Income   Average      Share
                                        (Loss)    Shares     Amount
                                     ---------  --------  ---------
Income (loss) before
extraordinary item                  $(50,464)    38,844   $ (1.30)
  Extraordinary loss, net of tax            -         -         -
Income (loss) per common
share                               $(50,464)    38,844   $ (1.30)
Effect of dilutive securities:
Stock options                               -         -          -
Income (loss) per share-
assuming  dilution                  $(50,464)    38,844   $ (1.30)

<CAPTI0N>                            ------------------------------
                                                  1997
                                     ------------------------------
                                                Weighted        Per
                                        Income   Average      Share
                                        (Loss)    Shares     Amount
                                     ---------  --------  ---------
Income (loss) before
extraordinary item                     $ 5,559    36,659    $  0.15
  Extraordinary loss, net of tax         (563)         -     (0.01)

Income (loss) per common
 share                                 $ 4,996    36,659      0.14)
Effect of dilutive securities:
Stock options                                -     1,059     (0.01)
Income (loss) per share-
 assuming  dilution                   $ 4,996)    37,718    $  0.13

                                     ------------------------------
                                                  1996
                                     ------------------------------
                                                Weighted        Per
                                        Income   Average      Share
                                        (Loss)    Shares     Amount
                                     ---------  --------  ---------
Income (loss) before
 extraordinary item                  $ 20,630    34,162     $  0.60
Extraordinary loss, net of tax              -         -           -

Income (loss) per common share       $ 20,630    34,162        0.60

Effect of dilutive securities:
Stock options                               -       997      (0.01)
Income (loss) per share-
 assuming  dilution                  $ 20,630    35,159     $  0.59


Due to the Company's loss in 1998, a calculation of earnings per share assuming dilution is not required. In 1998 dilutive securities consisted of options convertible into approximately 1.3 million shares of common stock using the treasury stock method to compute dilution.

15.  SPECIAL AND/OR UNUSUAL ITEMS

     The Company incurred the following special and/or unusual charges in 1998 and 1997.

     In 1998, the Company recorded a $99.9 million charge related to the valuation of its rental inventory (see Note 4). In addition, the Company wrote off $1.9 million related to purchased research and development costs associated with the Reel.com acquisition (see Note 7).

     The Company recorded a $6.8 million charge in the fourth quarter of 1997 to write-off obsolete video game inventory and related accessories caused by advancements in video game technology. Of the $6.8 million charge, $2.3 million was included in cost of product sales and $4.5 million was included in operating and selling expenses on the consolidated statements of operations.

     The Company recorded a $4.6 million charge in the fourth quarter of 1997 for costs related to the Company's self-tender offer to acquire shares of its common stock at $11.00 per share, which failed because the minimum number of shares required for the transaction was not tendered. This charge is included in general and administrative expenses on the consolidated statements of operations.

     In March 1997, the Company recorded a $18.9 million charge for the settlement of the securities litigation initiated in December 1995. The charge consisted of $14.8 million in damages and $4.1 million in legal and professional expenses. The Company agreed to the settlement to avoid further litigation expense and inconvenience and to put an end to all controversy and claims related to the subject of litigation.

16.  COMMITMENTS AND CONTINGENCIES

     In April 1998 a complaint seeking injunctive relief and monetary damages in the amount of approximately $200 million was filed against the Company, entitled Rentrak Corporation v. Hollywood Entertainment, et al., Case No. 98-04-02811, Circuit Court for the County of Multnomah, Portland, Oregon. The plaintiff, Rentrak, alleges that the Company is contractually obligated until December 31, 2011 to deal exclusively with Rentrak whenever the Company obtains videocassettes on a revenue sharing basis, and that the Company has violated this alleged obligation by obtaining videocassettes on a revenue sharing basis directly from movie studios. In addition, Rentrak alleges that the Company has violated alleged audit and reporting obligations under contractual arrangements. The Company believes this suit is without merit and is vigorously defending the litigation. The Company does not believe the ultimate outcome of the litigation will have a material effect on the Company. If, however, Rentrak prevails, the results could have an adverse effect on the Company's relationships with revenue sharing studios and on the Company's financial condition and results of operations.

     In July 1998 a related lawsuit seeking monetary damages in the amount of at least $5 million was filed against the Company by Twentieth Century Fox Home Entertainment, Inc. ("Fox"), entitled Twentieth Century Fox Home Entertainment, Inc. v. Hollywood Entertainment Corporation and Does 1 through 100, Case No. SC 053 551, Superior Court for the County of Los Angeles, Los Angeles, California. Fox alleges that the Company has knowingly or negligently reported inaccurate transaction-related data concerning Fox titles to Rentrak Corporation, and that the Company either knew or should have known that Rentrak would report to Fox the same allegedly inaccurate transaction data for purposes of Fox's generation of invoicing to Rentrak. In March 1999, Fox filed an amended complaint against the Company in which it added allegations of potential misrepresentation and fraud. The Comnpany believes this suit is without merit and is vigorously defending the litigation. The Company does not believe the ultimate outcome of the litigation will have a material effect on the Company. If, however, Fox prevails, the results could have an adverse effect on the Company's relationships with revenue sharing studios and on the Company's financial condition and results of operations.


17.  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998.

     The Company identifies its segments based on management responsibility. In 1998, the Company had 2 segments. The Hollywood Video segment consists of the Company's 1,260 retail stores located in 42 states and the Reel.com segment, which is the leading video-only store on the internet. The Company measures segment profit as operating profit, which is defined as income before interest expense and income taxes. Information on segments and a reconciliation to income before income taxes are as follows (in thousands):

                                       Year Ended December 31, 1998
                                      -------------------------------
                                      Hollywood
                                          Video   Reel.com       Total
                                      ---------   --------   ---------
Revenues                              $ 756,658    $ 7,250   $ 763,908
Depreciation and amortization           184,147     12,702     196,849
Unusual items (1)                        99,910      1,900     101,810
Operating income:
       Before unusual items              83,921   (20,024)      63,897
       After unusual items             (15,989)   (21,924)    (37,913)
Interest expense, net                    31,727        166      31,893
Total assets                            840,316     94,118     934,434
Purchase of property and
  equipment, net                        131,364        758     132,122


(1)  Unusual items are as follows (in thousands):

                                       ---------------------------------
                                        Hollywood
                                            Video   Reel.com       Total
                                       ----------  ---------   ---------
Inventory valuation charge                $99,910          -     $99,910
Purchased in-process research
  and development                               -      1,900       1,900
                                        ---------  ---------   ---------
  Total                                   $99,910    $14,445    $114,355
                                        =========  =========   =========

There was only one segment, Hollywood Video, in 1997 and 1996.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data is as follows (in thousands, except per share data):

                                                Quarter Ended
                               ---------------------------------------
  1998                            March      June  September  December
  ----------------------       --------  --------  ---------  --------
  Total revenue                $169,952  $166,731   $184,072  $243,153
  Income from operations         19,432    17,037     18,616  (92,998)
  Net income (loss)               7,663     5,654      6,082  (69,863)
  Net income (loss) per
   share (1):
     Basic                         0.21      0.15       0.16    (1.56)
     Diluted                       0.21      0.15       0.16    (1.56)

  1997
  ----------------------
  Total revenue                $110,475  $110,002   $124,621  $155,403
  Income from
   operations                    14,329    11,177     12,143     4,032
  Net income (loss)             (3,607)     5,481      4,572   (1,450)
  Net income (loss) per
   share:
    Basic (2)                    (0.10)      0.15       0.12    (0.04)
    Diluted                      (0.10)      0.15       0.12    (0.04)


     (1) In 1998, the sum of the four quarters earnings per share does not equal the annual amount due to the acquisition of Reel.com and operating loss in the fourth quarter of 1998.

     (2) In 1997, the sum of the four quarters basic earnings per share does not equal the annual amount due to rounding.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 1999.

                    Hollywood Entertainment Corporation


                    By: /S/ DAVID G. MARTIN
                       -----------------------------------------------------
                       Executive Vice President
                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1999.

Signatures          Title
----------          ------


MARK J. WATTLES
---------------     Chairman of the Board of Directors,
Mark J. Wattles     and Chief Executive Officer
                    (Principal Executive Officer)

DAVID G. MARTIN
---------------     Executive Vice President
David G. Martin     and Chief Financial Officer
                    (Principal Financial and Accounting Officer)

DONALD J. EKMAN
---------------     Director
Donald J. Ekman

SCOTT A.BECK
-------------       Director
Scott A. Beck

WILLIAM P. ZEBE
---------------     Director
William P. Zebe