Form 10-Q
period 1999-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 1999-05-17
CIK 905895

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ----------------


                                  FORM 10 Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                    Yes  X         No
                        -----
As of May 7, 1999 there were 45,525,777 shares of the registrant's Common Stock outstanding.

                     HOLLYWOOD ENTERTAINMENT CORPORATION
                               March 31, 1999



                                                   Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations      3

         Consolidated Balance Sheets                4

         Consolidated Statements of Cash Flows      5

         Notes to Consolidated Financial Statements 6

Item 2.  Management's Discussion and Analysis of Financial  9
         Condition and Results of Operations

PART II. OTHER INFORMATION                         15

Item 6.  Exhibits and Reports on Form 8-K          15

Signatures                                         16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     HOLLYWOOD ENTERTAINMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                  (In thousands, except per share amounts)

                                         --------------------
                                           Three Months Ended
                                                March 31,
                                              1999       1998
                                          --------   --------
Revenue:
Rental revenue                            $221,315   $141,363
Product sales                               45,214     28,589
                                          --------   --------
                                           266,529    169,952
                                          --------   --------
Operating costs and expenses:
Cost of product sales                       31,434     18,448
Operating and selling                      189,339    121,857
General and administrative                  18,240      8,381
Amortization of intangibles                 14,500      1,834
                                          --------   --------
                                           253,513    150,520
                                          --------   --------

Income from operations                      13,016     19,432
Nonoperating income (expense):
Interest income                                  7         84
Interest expense                           (9,245)    (6,745)
                                          --------   --------
Income before income taxes                   3,778     12,771

Provision for income taxes                 (6,555)    (5,108)
                                          --------   --------
Income (loss) before cumulative
 effect of a change in accounting
 principle                                 (2,777)      7,663
Cumulative effect of a change in
 accounting principle
(net of income tax benefit of $983)        (1,444)           -
                                          --------    --------
Net income (loss)                         $(4,221)     $ 7,663
                                          ========    ========
Net income (loss) per share before
 cumulative effect of a
 change in accounting principle
  Basic                                   $ (0.06)      $ 0.21
  Diluted                                 $ (0.06)      $ 0.21
Net income (loss) per share:
  Basic                                   $ (0.09)      $ 0.21
  Diluted                                 $ (0.09)      $ 0.21
Weighted average shares outstanding:
  Basic                                     45,212      36,842
  Diluted                                   45,212      37,377

  The accompanying notes are an integral part of this financial statement.

                     HOLLYWOOD ENTERTAINMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)

                                         -----------------------
                                         March 31,  December 31,
                                              1999          1998
                                          --------      --------
ASSETS
Current assets:
 Cash and cash equivalents                 $ 4,684       $ 3,975
 Accounts receivable                        44,481        40,862
 Merchandise inventories                    59,224        58,083
 Prepaid expenses and other current
  assets                                    10,513        12,138
                                          --------      --------
  Total current assets                     118,902       115,058

Videocassette rental inventory, net        289,741       259,255
Property and equipment, net                339,528       328,182
Goodwill, net                              173,277       185,711
Deferred income tax                         36,161        35,513
Other assets, net                           11,407        10,715
                                          --------      --------
                                          $969,016      $934,434
                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  obligations                              $ 2,418       $ 8,418
 Accounts payable                           90,217       107,865
 Accrued expenses                           36,444        34,664
 Accrued revenue sharing                    19,577        13,500
 Accrued interest                            3,059         9,693
 Income taxes payable                       10,695         5,739
                                          --------      --------
  Total current liabilities                162,410       179,879

Long-term obligations, less current
 portion                                   433,350       383,727
Other liabilities                           27,266        25,133
                                          --------      --------
                                           623,026       588,739
                                          ========      ========
Shareholders' equity:
Preferred stock, 22,619,737 shares
 authorized; no shares issued
 and outstanding                                 -             -
Common stock, 100,000,000 shares
 authorized; and  45,409,693 and
 44,933,055 shares issued and
 outstanding, respectively                 358,552       354,067
Retained deficit                          (10,697)       (6,476)
Intangible assets, net                     (1,865)       (1,896)
                                          --------      --------
  Total shareholders' equity               345,990       345,695
                                          --------      --------
                                          $969,016      $934,434
                                          ========      ========

The accompanying notes are an integral part of this financial statement.


                     HOLLYWOOD ENTERTAINMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                                       -------------------
                                                        Three Months Ended
                                                                 March 31,
                                                       -------------------
                                                            1999      1998
                                                       ---------  --------
OPERATING ACTIVITIES:
Net income (loss)                                       $(4,221)    $7,663
Adjustments to reconcile net income (loss) to cash
 provided by operating activities:
Cumulative effect of a change in accounting principle      1,444         -
Depreciation and amortization                             55,048    43,181
Change in deferred rent                                    1,042     1,261
Change in deferred income taxes                              443       712
Net change in operating assets and liabilities:
  Accounts receivable                                    (3,619)     3,227
  Merchandise inventories                                (1,141)   (1,504)
  Accounts payable                                      (17,648)  (13,702)
  Accrued interest                                       (6,634)   (5,145)
  Other current assets and liabilities                    12,994     2,784
                                                       ---------  --------
   Cash provided by operating activities                  37,708    38,477
                                                       ---------  --------

INVESTING ACTIVITIES:
Purchases of videocassette rental inventory, net        (57,962)  (50,467)
Purchases of property and equipment, net                (24,419)  (32,911)
Increase in intangibles and other assets                 (2,726)      (26)
                                                       ---------  --------
  Cash used in investing activities                     (85,107)  (83,404)
                                                       ---------  --------

FINANCING ACTIVITIES:
Repayments of long-term obligations                      (6,377)     (574)
Tax benefit from exercise of stock options                 1,872      (47)
Proceeds from exercise of stock options                    2,613       999
Increase in revolving loan, net                           50,000    45,000
                                                        --------  --------
  Cash provided by financing activities                   48,108    45,378
                                                        --------  --------

Increase in cash and cash equivalents                        709       451

Cash and cash equivalents at beginning of year             3,975     3,909
                                                        --------  --------

Cash and cash equivalents at end of the first quarter    $ 4,684   $ 4,360
                                                        ========  ========

The accompanying notes are an integral part of this financial statement.

                     HOLLYWOOD ENTERTAINMENT CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the current year ended December 31, 1998, filed with the Securities and Exchange Commission.

 (1)  Accounting Policies

   The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1998 audited consolidated financial statements included in the Company's Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

 (2)  Statements of Changes in Shareholders' Equity

    An analysis of the shareholders' equity amounts for the first quarter ended March 31, 1999 is as follows:

                                      -------------------------
(In thousands, except                 Common Stock   Intangible
 share amounts)                             Shares       Amount
                                      ------------   ----------
Balance at December 31, 1998            44,933,055     $354,067
Issuance of common stock
 under option plan                         476,638        2,613
Tax benefit from exercise
 of stock options                                         1,872
Amortization on intangible
 assets
Net income                            ------------   ----------
Balance at March 31, 1999               45,409,693     $358,552
                                      ============   ==========

                             ----------------------------------
                             Intangible    Retained
(In thousands, except            Assets     Deficit       Total
 share amounts)              ----------   ---------   ---------
Balance at December 31, 1998   $(1,896)     $(6,476)   $345,695
Issuance of common stock
 under option plan                                        2,613
Tax benefit from exercise
 of stock options                                         1,872
Amortization on intangible
 assets                              31                      31
Net income                                   (4,221)    (4,221)
                             ----------   ----------  ---------
Balance at March 31, 1999      $(1,865)    $(10,697)   $345,990
                             ==========   ==========  =========

 (3)  Operating Leases

   The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required cost during the first quarter of 1999 and 1998 were $47,063 and $34,086, respectfully.

 (4)  Earnings per Share

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

   The following table is a reconciliation of the basic and diluted earnings per share computations:

<CAPTION)

                                     ----------------------------
                                          Three Months Ended
                                            March 31, 1999
                                        (In thousands, except per
                                              share amounts)
                                     ----------------------------
                                                              Per
                                                            Share
                                       Income    Share    Amounts
                                    ---------   ------   --------
Basic income (loss) per share:       $ (4,221)  45,212   $ (0.09)

Effect of dilutive securities:
     Stock options                         -        -
                                    ---------   ------
Dilutive income (loss) per share:    $(4,221)   45,212   $ (0.09)
                                    =========   ======   ========

                                     ----------------------------
                                          Three Months Ended
                                            March 31, 1998
                                      (In thousands, except per
                                             share amounts)
                                     ----------------------------
                                                              Per
                                                            Share
                                       Income    Share    Amounts
                                    ---------   ------   --------
Basic income (loss) per share:       $  7,663   36,842    $  0.21

Effect of dilutive securities:
     Stock options                         -       535
                                    ---------   ------
Dilutive income (loss) per share:    $  7,663   37,377    $  0.21
                                    =========   ======    =======

Due to the Company's loss in 1999, stock options accounted for using treasury stock method would be antidilutive. Accordingly, 3.0 million shares have been excluded from the 1999 dilutive net loss per share calculation.


 (5)  Store Preopening Cost

   In April 1998, SOP 98-5, "Reporting on the Cost of Start-up Activities" was finalized, which requires that cost incurred for start-up activities, such as store openings, be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999. The cumulative effect of the change was to increase net loss by $1.4 million, net of tax benefit.

 (6)  Segment Reporting

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998.

   The Company identifies its segments based on management responsibility.
In 1998, the Company had 2 segments, the Hollywood Video segment, which consists of the Company's 1,322 retail stores located in 43 states, and the Reel.com segment, which is the leading video-only store on the internet. The Company measures segment profit as operating profit, which is defined as income before interest expense and income taxes. Information on segments and a reconciliation to income before income taxes are as follows (in thousands):

                                        Quarter Ended March 31, 1999
                                     ----------------------------------
                                     Hollywood
                                         Video   Reel.com         Total
                                     ---------   --------     ---------
Revenues                             $ 260,174    $ 6,355     $ 266,529
Depreciation and amortization           42,286     12,762        55,048
Operating income (loss)                 33,617    (20,601)(1)    13,016
Interest expense, net                    8,671        567         9,238
Total assets                           887,441     81,575       969,016
Purchase of property and
  Equipment, net                        23,776        643        24,419


 (1) Reel.com's operating loss includes $12.5 million in goodwill amortization. Excluding the goodwill amortization, Reel.com's operating loss would have been $8.1 million.

There was only one segment, Hollywood Video in the first quarter of 1998.

ITEM 2  FINANCIAL HIGHLIGHTS

                                               Quarter Ended March 31,
                                             -------------------------
                                                   1999           1998
                                             ----------       --------
         (in thousands, except share amounts and other operating data)
Financial Data:
Rental revenue                               $  221,315      $ 141,363
Product sales                                    45,214         28,589
                                             ----------      ---------
Total revenue                                $  266,529      $ 169,952
                                             ----------      ---------

Net income (loss)                            $  (4,221)      $   7,663

PRO FORMA STATEMENT OF OPERATIONS DATA
Hollywood Video Superstores:
Income from operations                       $   33,617      $  19,432
Income before cumulative effect of a change
 in accounting principle                         14,843          7,663
Income before cumulative effect of a change
 in accounting principle per diluted
  share (1)                                        0.31           0.21

Reel.com (2):
Loss from operations                         $  (8,058)              -

Operating Data:
Number of stores quarter end                      1,322            995
Comparable store revenue increase (3)               18%             2%

Other Data:
Weighted average shares outstanding:
Basic                                            45,212         36,842
Diluted                                          45,212         37,377

Adjusted EBITDA (4):
Hollywood Superstores                       $    45,436      $  27,022
Reel.com                                        (7,839)              -
                                            -----------     ----------
Consolidated                                $    37,597      $  27,022


 (1) Net income per diluted share for Hollywood Video Superstores was computed by assuming a 40.5% effective tax rate and diluted weighted average shares outstanding of 48,221.

 (2) Reel.com's loss from operations excludes goodwill amortization of $12.5 million. See Note 5 to the Consolidated Financial Statements for the presentation of segment reporting.

 (3) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

 (4) Adjusted EBITDA is significant to the Company's calculation of its financial covenants and represents income from operations before depreciation and amortization plus non-cash expenses that reduce EBITDA, less the cost of acquiring new release videocassettes and game inventory which are capitalized. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

   The Company's loss before cumulative effect of a change in accounting principle in the current year first quarter was $2.8 million compared with income of $7.7 million for the corresponding period of the prior year. The decrease in earnings was primarily due to the Reel.com goodwill amortization of $12.5 million.

   The following table sets forth, for the periods indicated, (i) selected statements of operations data expressed as a percentage of total revenue; and
(ii) the number of superstores open at the end of each period.

                                                ---------------------
                                                  Three Months Ended
                                                       March 31,
                                                   1999          1998
                                                -------       -------
                                                    (Unaudited)
REVENUE:
  Rental revenue                                   83.0          83.2
  Product sales                                    17.0          16.8
                                                -------       -------
                                                  100.0         100.0

OPERATING COSTS AND EXPENSES:

Cost of product sales                              11.8          10.9
Operating and selling                              71.0          71.7
General and administrative                          6.9           4.9
Amortization of intangibles                         5.4           1.1
                                                -------       -------
                                                   95.1          88.6

INCOME FROM OPERATIONS                              4.9          11.4

Nonoperating income (expense), net                (3.5)         (3.9)
                                                -------       -------
Income before income taxes                          1.4           7.5

Provision for income taxes                        (2.5)         (3.0)
                                               --------       -------
Income (loss) before cumulative effect of
 a change in accounting principle                 (1.1)           4.5

Cumulative effect of a change in accounting
 principle                                        (0.5)             -
                                               --------      --------
NET INCOME (LOSS)
4.5                                               (1.6)
                                                =======       =======
Number of superstores                             1,322           995

REVENUE

   Revenue increased by $96.6 million, or 57%, in the current year first quarter compared with the corresponding period of the prior year primarily due to the addition of 327 new superstores in the twelve months ended March 31, 1999. Revenue was also favorably impacted by an increase of 18% in comparable store revenue in the current year first quarter and the purchase of Reel.com in October 1998, which added $6.4 million in revenue (of which $5.9 million was on-line revenue).

OPERATING COSTS AND EXPENSES

Cost of Product Sales

   The cost of product sales as a percentage of product sales increased from 64.5% in the prior year first quarter to 65.3% for the current year first quarter, excluding Reel.com. The Company's gross margin on product sales has been affected by continuing pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader in order to drive customer traffic. The cost of product sales as a percentage of product revenue, including Reel.com, was 69.5%.

Operating and Selling

   Operating and selling expenses, which consist principally of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, decreased as a percentage of total revenue from 71.7% in the prior year first quarter to 71.0% in the current year first quarter. The decrease was primarily due to increased store revenues without a proportionate increase in other store operating expenses, mostly offset by an increase in rental product amortization and revenue sharing expense.


General Administrative

   General and administrative expenses increased as a percentage of total revenue to 5.9%, excluding Reel.com, compared to 4.9% for the corresponding period of the prior year. This increase as a percentage of total revenue was due to higher payroll and related costs and an increase in legal costs. General and administrative expenses as a percentage of total revenue, including Reel.com, was 6.9%.

Amortization of Intangibles

   Amortization of intangibles increased by $12.7 million in the current year first quarter compared with the corresponding period of the prior year. The increase is primarily due to the amortization of the costs associated with the Reel.com acquisition.

NONOPERATING INCOME (EXPENSE), NET

   Interest expense, net of interest income increased in the current year first quarter compared to the corresponding period of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

INCOME TAXES

   The Company's effective tax rate was a provision of 173% in the current year first quarter compared to a provision of 40% in the prior year first quarter, given the Company's net loss for financial reporting purposes versus net income for tax reporting purposes in the current year first quarter primarily due to the non-deductibility of goodwill amortization associated with the Reel.com acquisition.

LIQUIDITY AND CAPITAL RESOURCES

   The amount of cash generated from operations in the current year first quarter significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures (including purchases of videocassette inventory) of the Company are primarily funded by the excess operating cash flow and through loans under a revolving line of credit. The Company has a $300 million revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements.

   At March 31, 1999, the Company had cash and cash equivalents of $4.7 million and a working capital deficit of $43.5 million. Videocassette rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

   Net cash provided by operating activities decreased by $0.8 million in the current year first quarter compared with the corresponding period of the prior year, primarily due to lower results of operations, net of the non-cash charge for the change in accounting principle (see "Results of Operations"), combined with a net unfavorable change in certain working capital accounts, mostly offset by an increase in depreciation and amortization expenses.

Cash Used in Investing Activities

   Net cash used in investing activities increased by $1.7 million in the current year first quarter compared with the corresponding period of the prior year, primarily due to increased purchases of videocassette rental inventory, including DVD's and video game inventory for new stores mostly offset by decreased capital expenditures with respect to new store construction, primarily due to fewer store additions in the current year first quarter compared to the corresponding period of the prior year.

Cash Provided by Financing Activities

   Net cash provided by financing activities increased by $2.7 million in the current year first quarter compared with the corresponding period of the prior year resulting from additional borrowings under the Company's revolving credit line combined with an increase in proceeds generated from the exercise of stock options, mostly offset by an increase in repayments of long-term debt. The Company has the availability of up to $300 million in revolving credit loans. The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. As of March 31, 1999, $230 million was outstanding under the revolving credit agreement.

Capital Expenditures

   The Company's capital expenditures are principally for rental product for stores, store equipment and fixtures, remodeling some existing stores, implementing and upgrading office and store technology and opening new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits, excluding leasehold improvements that are customarily paid for by the property developer. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of a revolving line of credit or other forms of equipment financing and/or leasing, if necessary.

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

   Through March 31, 1999, the Company has expended approximately $0.4 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $0.3 million, for a total of approximately $0.7 million, to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultant fees.

Part II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit 10.1   Second Amendment to Revolving Credit Agreement

        (b)  Exhibit 27.1   Financial data schedule (electronic filing only)

        (c)  Reports of Form 8-K.

           None filed during the quarter.

                     HOLLYWOOD ENTERTAINMENT CORPORATION


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       HOLLYWOOD ENTERTAINMENT CORPORATION
                       -----------------------------------
                                   (Registrant)




May 14, 1999                   /S/ DAVID G. MARTIN
---------------     -----------------------------------------------
      (Date)                       David G. Martin
                    Executive Vice President and Chief Financial Officer
                    (Authorized Officer and Principal Financial and
                    Accounting Officer of the Registrant)