Form 10-Q
period 1999-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1999-08-16
CIK 905895

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           --------------

                              FORM 10 Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

As of August 11, 1999 there were 45,739,584 shares of the registrant's Common Stock outstanding.

                 HOLLYWOOD ENTERTAINMENT CORPORATION
                            June 30, 1999




                                                   Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Operations       3

         Consolidated Balance Sheets                4

         Consolidated Statement of Cash Flows       5

         Notes to Consolidated Financial Statements 6

Item 2.  Management's Discussion and Analysis of Financial  10
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4   Submission of Matters to vote of Security Holders  15

Item 6.  Exhibits and Reports on Form 8-K          16

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 HOLLYWOOD ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
              (In thousands, except per share amounts)


                           Three Months Ended     Six Months Ended
                               June 30,              June 30,
                        -------------------------------------------
                            1999      1998        1999      1998
                        ----------   -------- ----------- ---------
REVENUE: (NOTE 7)
Rental revenue            $205,628   $141,572    $426,943   $282,936
Product sales               44,740     25,159      89,954     53,746
                         ---------   --------  ----------  ---------
                           250,368    166,731     516,897    336,682
                         ---------   --------  ----------  ---------


OPERATING COSTS
AND EXPENSES:
Cost of product sales       31,886     16,227      63,320     34,675
Operating and selling      183,565    124,048     372,904    245,904
General and
administrative              15,020      7,585      33,260     15,966
Amortization of
intangibles                 14,662      1,834      29,162      3,668
                         ---------   --------   ---------   --------
                           245,133    149,694     498,646    300,213
                         ---------   --------   ---------   --------

INCOME FROM OPERATIONS
 (NOTE 7)                    5,235     17,037      18,251     36,469

Nonoperating income
(expense):
Interest income                 66          5          73         88
Interest expense          (11,019)    (7,431)    (20,264)   (14,175)
                         ---------   --------   ---------   --------
Income (loss) before
income taxes (Note7)       (5,718)      9,611     (1,940)     22,382

Provision for income
taxes                      (2,611)     (3,957)    (9,166)    (9,065)
                         ---------   ---------  ---------   --------

Income (loss before
cumulative effect of
a change in accounting
principle                  (8,329)       5,654   (11,106)     13,317

Cumulative effect of
a change in accounting
principle (net of
income tax benefit
of $983)                         -          -    (1,444)           -
                         ---------   --------   ---------   --------

NET INCOME (LOSS)        $ (8,329)    $ 5,654   $(12,550)   $ 13,317
                         =========   ========   =========   ========
------------------------------------------------------------------------
Net income (loss) per
share before cumulative
effect of a change in
accounting principle
 Basic                   $  (0.18)     $ 0.15    $ (0.24)     $ 0.36
 Diluted                 $  (0.18)     $ 0.15    $ (0.24)     $ 0.36
--------------------------------------------------------------------------

Net income (loss)
per share:
 Basic                   $  (0.18)     $ 0.15    $ (0.28)     $ 0.36
 Diluted                 $  (0.18)     $ 0.15    $ (0.28)     $ 0.36
--------------------------------------------------------------------------

Weighted average
shares outstanding:
 Basic                      45,612     36,928      45,412     36,885
 Diluted                    45,612     37,678      45,412     37,513
--------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement.

                 HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                (In thousands, except share amounts)


                                                -------------------------
                                                  June 30,    December 31
                                                    1999          1998
                                                -----------    ----------
ASSETS

Current assets:
 Cash and cash equivalents                        $   6,148      $  3,975
 Accounts receivable                                 40,057        40,862
 Merchandise inventories                             56,819        58,083
 Prepaid expenses and other current assets           10,150        12,138
                                                 ----------     ---------
 Total current assets                               113,174       115,058

Videocassettes rental inventory, net                289,547       259,255
Property and equipment, net                         346,706       328,182
Goodwill, net                                       169,543       185,711
Deferred income tax                                  42,597        35,513
Other assets, net                                    13,347        10,715
                                                 ----------    ----------
                                                  $ 974,914     $ 934,434
                                                 ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term obligations        $ 9,218      $  8,418
 Accounts payable                                    65,663       107,865
 Accrued expenses                                    29,590        34,664
 Accrued revenue sharing                             18,086        13,500
 Accrued interest                                     8,974         9,693
 Income taxes payable                                 6,354         5,739
                                                  ---------     ---------
  Total current liabilities                         137,885       179,879

Long-term obligations, less current portion         462,815       383,727
Other liabilities                                    33,512        25,133
                                                  ---------     ---------
                                                    634,212       588,739
Shareholders' equity:
 Preferred stock, 19,500,000 shares authorized;
  no shares issued and outstanding                        -             -
 Common stock, 100,000,000 shares authorized;
  and 45,698,698 and 44,933,055 shares issued
  and outstanding, respectively                     361,562       354,067
 Retained deficit                                  (19,026)       (6,476)
 Intangible assets, net                             (1,834)       (1,896)
                                                 ----------     ---------
  Total shareholders' equity                        340,702       345,695
                                                 ----------     ---------
                                                  $ 974,914      $934,434
                                                 ==========     =========

  The accompanying notes are an integral part of this financial statement.


                 HOLLYWOOD ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                           (In thousands)

                                                      Six Months Ended
                                                           June 30,
                                                    -----------------------
                                                        1999        1998
                                                    ---------   -----------
OPERATING ACTIVITIES:
Net income (loss)                                  $ (12,550)      $ 13,317
Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
Cumulative effect of a change in
  accounting principle                                  1,444             -
Depreciation and amortization                         110,863        96,083
Change in deferred rent                                 1,524         2,280
Change in deferred income taxes                         (229)         2,590
Net change in operating assets and liabilities:
Accounts receivable                                       805       (2,295)
Merchandise inventories                                 1,264         2,517
Accounts payable                                     (42,202)      (10,945)
Accrued interest                                        (719)           263
Other current assets and liabilities                      671         (274)
                                                    ---------     ---------
Cash provided by operating activities                  60,871       103,536
                                                    ---------     ---------

INVESTING ACTIVITIES:
Purchases of videocassette rental inventory, net     (82,885)     (115,444)
Purchase of property and equipment, net              (45,472)      (60,332)
Investment in businesses acquired                    (14,072)             -
Increase in intangibles and other assets              (3,652)         (212)
                                                    ---------     ---------
Cash used in investing activities                   (146,081)     (175,988)
                                                    ---------     ---------

FINANCING ACTIVITIES:
Issuance of long-term obligations                      56,800             -
Repayments of long-term obligations                   (6,912)       (1,180)
Tax benefit from exercise of stock options              3,461            43
Proceeds from exercise of stock options                 4,034         1,147
Increase in revolving loan, net                        30,000        72,501
                                                    ---------      --------
Cash provided by financing activities                  87,383        72,511
                                                    ---------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                   2,173            59

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,975         3,909
                                                    ---------      --------

CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER   $  6,148      $  3,968
                                                    =========     =========

The accompanying cash notes are an integral part of this financial statement.

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

 (2)  Statement of Changes in Shareholders' Equity

   An analysis of the shareholders' equity amounts for the two quarters ended June 30, 1999 is as follows:


                                                         Common Stock
                                                  --------------------------
(In thousands, except share amounts)                Shares         Amount
                                                  -----------    -----------

Balance at December 31, 1998                       44,933,055      $ 354,067
  Issuance of common stock under option plan          765,643          4,034
  Tax benefit from exercise of stock options                           3,461
  Amortization on intangible assets
  Net loss                                        -----------    -----------
Balance at June 30, 1999                           45,698,698      $ 361,562
                                                  ===========    ===========



                                        ------------------------------------
                                         Intangible     Retained
(In thousands, except share amounts)         Assets      Deficit      Total
                                        -----------   ----------  ----------
Balance at December 31, 1998              $ (1,896)    $ (6,476)   $ 345,695
 Issuance of common stock under option
  plan                                                                 4,034
 Tax benefit from exercise of stock
  options                                                              3,461
 Amortization on intangible assets               62                       62
 Net loss                                               (12,550)    (12,550)
                                        -----------   ----------   ---------
Balance at June 30, 1999                  $ (1,834)   $ (19,026)   $ 340,702
                                        ===========   ==========   =========

 (3)  Long-term Obligations

   In June 1999, the Company issued an additional $50 million principal amount senior subordinated notes (the "1999 Notes") due August 15, 2004. The 1999 Notes are substantially identical to the $200 million 10.625 % senior subordinated notes due August 15, 2004. The proceeds from the 1999 Notes, net of offering costs of approximately $1.7 million, were used to repay a portion of the amounts outstanding under the Company's revolving credit facility.

 (4)  Operating Leases

   The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required cost was $48,599 and $95,784 for the second quarter and current year two quarters, respectively, compared with $36,606 and $70,778 for the corresponding periods of the prior year.

 (5)  Earnings Per Share

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

    The following table is a reconciliation of the basic and diluted earnings per share computations:


                                       Six Months Ended
                                            June 30,
                               (In thousands, except per share amounts)
                         -----------------------------------------------------------
                                1999                         1998
                         --------------------------------------------------------
                                                     Per                       Per
                                                   Share                     Share
                              Income     Shares  Amounts    Income    Shares Amounts
                           ---------   --------  -------  --------   ------- -------
Basic income (loss) per
 share:                    $(12,550)     45,412  $(0.28)  $ 13,317    36,885  $0.36

Effect of dilutive
securities:
  Stock options                    -          -                  -       628
                           ---------    -------            -------   -------
Diluted income (loss) per
 share:                    $(12,550)     45,412   $(0.28)  $13,317    37,513  $0.36
                           =========    =======   =======  =======   =======  =====

Due to the Company's loss in 1999, stock options accounted for using treasury stock method would be antidilutive. Accordingly, 2.6 million shares have been excluded from the 1999 dilutive net loss per share calculation.


 (6)  Store Openings Cost

   In April 1998, SOP 98-5, "Reporting on the Cost of Start-up
Activities" was finalized, which requires that cost incurred for start-up activities, such as store openings, be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999. The cumulative effect of the change in accounting principle was to increase net loss by $1.4 million, net of tax benefit.

 (7)  Segment Reporting

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an
Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998.

   The Company identifies its segments based on management responsibility. The Company has two segments, the Hollywood Video segment, which consists of the Company's 1,403 retail stores located in 43 states and the District of Columbia, and the Reel.com segment, which is the leading video-only store on the internet. The Company measures segment profit as operating profit, which is defined as income before interest expense and income taxes. Information on segments and a reconciliation to income before income taxes are as follows (in thousands):

                 -------------------------------------------------------------------
                 Three Months Ended, June 30, 1999Six Months Ended, June 30, 1999
                      ----------------------------------------------------------
                      Hollywood                     Hollywood
                          Video Reel.com     Total      Video Reel.com     Total
                      --------- --------  --------  --------- -------- ---------
Revenues               $241,977  $ 8,391  $250,368  $ 502,151 $ 14,746 $ 516,897
Depreciation and
amortization             43,020   12,795    55,815     85,306   25,557   110,863
Operating income
 (loss)(1)               25,860 (20,625)     5,235     59,477 (41,226)    18,251
Interest expense, net    10,062      891    10,953     18,733    1,458    20,191
Total assets            903,542   71,372   974,914    903,542   71,372   974,914
Purchase of property
 and equipment, net      19,607    1,446    21,053     43,383    2,089    45,472

(1) Reel.com's operating loss includes $12.5 million and $25.1 million in goodwill amortization for the second quarter and current year two quarters, respectively. Excluding the goodwill amortization, Reel.com's operating loss would have been $8.1 million and $16.1 million for the second quarter and current year two quarters, respectively.

There was only one segment, Hollywood Video in the prior year two quarters ended June 30,1998.

Item 2  Financial Highlights


                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                 ---------------------  ---------------------
                                       1999       1998        1999       1998
                                 ----------  ---------   ---------  ---------
REVENUE
Rental revenue                    $ 205,628  $ 141,572   $ 426,943  $ 282,936
Product sales                        44,740     25,159      89,954     53,746
                                 ----------  ---------   ---------  ---------
Total revenue                       250,368    166,731     516,897    336,682
                                 ----------  ---------   ---------  ---------

Net income (loss)                 $ (8,329)   $  5,654    (12,550)     13,317
--------------------------------------------------------------------------------
PRO FORMA STATEMENT OF
OPERATIONS DATA HOLLYWOOD
VIDEO SUPERSTORES:
Income from operations             $ 25,860   $ 17,037   $  59,477   $ 36,469
Income before cumulative effect
of a change in accounting
principle                             9,400      5,654      24,243     13,317
Income before cumulative effect
of a change in accounting
principle per diluted share (1)        0.20       0.15        0.51       0.36

REEL.COM (2):
Loss from operations              $ (8,082)     $    -   $ (16,140)    $    -
------------------------------------------------------------------------------

OPERATING DATA:
Number of stores quarter end          1,403      1,066       1,403      1,066
Comparable store revenue increase (3)   18%        1%         18%         2%

OTHER DATA:
Weighted average shares
outstanding:
 Basic                               45,612     36,928      45,412     36,885
 Diluted                             45,612     37,678      45,412     37,513
--------------------------------------------------------------------------------
Adjusted EBITDA (4):
Hollywood Superstores              $ 54,781   $ 30,183   $ 104,846   $ 57,205
Reel.com                            (7,610)          -    (15,332)          -
                                 ---------- ----------  ----------  ---------
Consolidated                       $ 47,171   $ 30,183   $  89,154   $ 57,205
                                 ========== ==========  ==========  =========
------------------------------------------------------------------------------

(1) Net income per diluted share for Hollywood Video Superstores was computed by assuming a 40.5% effective tax rate and diluted weighted average shares outstanding of 47.9 million and 48.0 million for the second quarter and current year two quarters, respectively.

(2) Reel.com's loss from operations excludes goodwill amortization of $12.5 million and $25.1 million in the second quarter and current year two quarters, respectively. See Note 7 to the Consolidated Financial Statements for the presentation of segment reporting.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Summary Results of Operations

   The Company's loss before cumulative effect of a change in accounting principle was $8.3 million and $11.1 million for the second quarter and current year two quarters, respectively, compared with net income of $5.7 million and $13.3 million for the corresponding periods of the prior year. The decrease in earnings was primarily due to Reel.com goodwill amortization of $12.5 million and $25.1 million for the second quarter and current year two quarters, respectively.

   The following table sets forth, for the periods indicated, (i) selected statements of operations data expressed as a percentage of total revenue; and (ii) the number of superstores open at the end of each period.


                              Three Months Ended   Six Months Ended
                                   June 30,              June 30,
                             -----------------------------------------
                                  1999       1998      1999      1998
                              --------   --------  --------  --------
                                 (Unaudited)             (Unaudited)
REVENUE:
Rental revenue                    82.1       84.9      82.6      84.0
Product sales                     17.9       15.1      17.4      16.0
                              --------    -------  --------   -------
                                 100.0      100.0     100.0     100.0
                              --------    -------  --------   -------

OPERATING COSTS AND EXPENSES:

Cost of product sales             12.7        9.7      12.3      10.3
Operating and selling             73.3       74.4      72.1      73.0
General and administrative         6.0        4.6       6.4       4.7
Amortization of intangibles        5.9        1.1       5.7       1.1
                              --------    -------  --------   -------
                                  97.9       89.8      96.5      89.1

INCOME FROM OPERATIONS:            2.1       10.2       3.5      10.9

Nonoperating income (expense),
 net                             (4.4)      (4.4)     (3.9)     (4.2)
                              --------    -------  --------   -------
Income (loss) before income
 taxes                           (2.3)        5.8     (0.4)       6.7

Provision for income taxes       (1.0)      (2.4)     (1.8)     (2.7)

Cumulative effect of a change
 in accounting principle             -          -     (0.3)         -
                              --------    -------  --------   -------
NET INCOME (LOSS)                (3.3)        3.4     (2.5)       4.0
                              --------    -------  --------   -------

Number of superstores            1,403      1,066     1,403     1,066


REVENUE

   Revenue increased by $83.6 million, or 50%, in the second quarter and $180.2 million , or 54%, in the current year two quarters compared with the corresponding periods of the prior year, respectively, primarily due to the addition of 337 superstores in the twelve months ended June 30, 1999. Revenue was also favorably impacted by an increase of 18% in comparable store revenue in the second quarter and current year two quarters, respectively, and the purchase of Reel.com in October 1998, which added $8.4 million and $14.7 million in revenue in the second quarter and current year two quarters, respectively, (of which $8.0 million and $13.9 million was on-line revenue, respectively).

OPERATING COSTS AND EXPENSES

Cost of Product Sales

   The cost of product sales as a percentage of product sales increased from 64.5% for both the prior year second quarter and prior year two quarters to 67.1% in the current year second quarter and 66.2% in the current year two quarters, excluding Reel.com. The Company's gross margin on product sales has been affected by pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader in order to drive customer traffic. The cost of product sales as a percentage of product revenue, including Reel.com, was 71.3% and 70.4% in the second quarter and current year two quarters, respectively,

Operating and Selling

   Operating and selling expenses, which consist principally of all store expenses, including payroll, occupancy, advertising, depreciation and rental revenue sharing, decreased as a percentage of total revenue from 74.4% and 73.0% in the prior year second quarter and prior year two quarters, respectively, to 73.3% and 72.1% in the current year second quarter and current year two quarters, respectively. The decrease was primarily due to increased store revenues without a proportionate increase in other store operating expenses, mostly offset by an increase in rental product amortization and revenue sharing expense.

General Administrative

   General and administrative expenses increased as a percentage of total revenue to 5.0% and 5.5% for the second quarter and current year two quarters, respectively, excluding Reel.com, compared to 4.5% and 4.7% for the corresponding periods of the prior year. This increase as a percentage of total revenue was due to higher payroll and related costs and an increase in legal costs. General and administrative expenses as a percentage of total revenue, including Reel.com, was 6.0% and 6.4% in the current year second quarter and two quarters, respectively.

Amortization of Intangibles

   Amortization of intangibles increased by $12.8 million and $25.5 million in the current year second quarter and current year two quarters respectively, compared with the corresponding period of the prior year, primarily due to the amortization of the costs associated with the Reel.com acquisition.

Nonoperating Income (Expense), Net

   Interest expense, net of interest income increased in the current year second quarter and current year two quarters compared to the corresponding period of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

Income Taxes

   The Company's effective tax rate was a provision of 45.6% and 472.5% in the current year second quarter and current year two quarters, respectively, compared to a provision of 41.2% and 40.5% for the corresponding periods in the prior year, given the Company's net loss for financial reporting purposes versus net income for tax reporting purposes in the current year second quarter and two quarters primarily due to the non-deductibility of goodwill amortization associated with the Reel.com acquisition.

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

   At June 30, 1999, the Company had cash and cash equivalents of $6.1 million and a working capital deficit of $24.7 million. Videocassette rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

   Net cash provided by operating activities decreased by $42.7 million in the current year two quarters compared with the corresponding period of the prior year, primarily due to lower results of operations, net of the non-cash charge for the change in accounting principle (see "Results of Operations"), combined with a net unfavorable change in certain working capital accounts, partly offset by an increase in depreciation and amortization expenses.


Cash Used in Investing Activities

   Net cash used in investing activities decreased by $30 million in the current year two quarters compared with the corresponding period of the prior year, primarily due to reduced purchases of videocassette rental inventory (excluding revenue sharing titles), including DVD's and video game inventory.

Cash Provided by Financing Activities

   Net cash provided by financing activities increased by $14.9 million in the current year two quarters compared with the corresponding period of the prior year resulting from the issuance of an additional $50 million of senior subordinated notes (see note 3 to the Consolidated Financial Statements). The proceeds from the notes, net of offerings costs were used to repay a portion of the amounts outstanding under the Company's credit agreement. The Company has the availability of up to $300 million in revolving credit loans.
The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. As of June 30, 1999, $210 million was outstanding under the revolving credit agreement.

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

   The Company's year 2000 project group has been coordinating the Company's year 2000 compliance efforts and has identified all computer-based systems and applications (including embedded systems the Company uses in its operations that might not be year 2000 compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance; implementing any necessary modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The Company estimates that these actions with respect to systems that we believe would have a material effect on the business are approximately 90% complete. The Company estimates that all critical systems and applications will be year 2000 compliant by October 1999.

   The year 2000 project group is also examining the Company's relationship with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. While the regional or national failure of a utilities or communications supplier could have a significant impact if not restored, the Company has evaluated the Y2K readiness of utility and communcation links and believes that they are prepared. The Company does not believe that its relationship with any third party is material to the Company's operations and, therefore, does not believe that the failure of any particular third party to be year 2000 compliant would have a material adverse effect on the Company. The Company believes that, if it, or any third party with whom the Company has a significant business relationship, has a year
2000 related systems failure, the most significant impact would likely be the inability, with respect to a group of stores, to conduct operations due to a power failure, to deliver inventory in timely fashion, to receive certain products from vendors or to process electronically customer sales at store level. The Company does not anticipate that any such impact would be material to the Company's liquidity or results of operations. Due to the general uncertainty inherent in the year 2000 situation, which results in part from the uncertainty of compliance by third parties, we are unable to determine with certainty what effects the Year 2000 issue will be, although we believe our compliance efforts have minimized the risks of third party non-compliance.

   The year 2000 project group has established contingency plans to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure.
The plans address both operational and technical alternatives. This phase will continue through the end of 1999. In addition, the Company is developing its century rollover management procedure and command center which will monitor and address any operational developments that may arise during the transition into the year 2000.

   Through June 30, 1999, the Company has expended approximately $0.7 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $0.4 million, for a total of approximately $1.1 million, to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultant fees.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's annual Meeting on May 27, 1999, the holders of the Company's outstanding Common Stock took the action described below. At the Annual Meeting 45,659,644 shares of Common Stock were issued and outstanding and entitled to vote.

     1) The shareholders elected each of Mark J. Wattles, Donald J. Ekman, Scott A. Beck, and William P. Zebe to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

       MARK J. WATTLES
       41,532,364             Shares in favor
           73,192             Shares against or withheld
                0             Abstention
                0             Broker non votes

       DONALD J. EKMAN
       41,541,564             Shares in favor
           63,992             Shares against or withheld
                0             Abstention
                0             Broker non votes

       SCOTT A. BECK
       41,553,364             Shares in favor
           52,192             Shares against or withheld
                0             Abstention
                0             Broker non votes

       WILLIAM P. ZEBE
       41,537,896             Shares in favor
           67,660             Shares against or withheld
                0             Abstention
                0             Broker non votes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit 27.1   Financial data schedule (electronic filing only

        (b)  Reports of Form 8-K.

           1) Current Report on Form 8-K filed June 17,1999, announced that the Company entered into an agreement to sell an additional $50 million aggregate principal amount of 10-5/8% senior subordinated notes.





                 HOLLYWOOD ENTERTAINMENT CORPORATION


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       HOLLYWOOD ENTERTAINMENT CORPORATION
                       -------------------------------------
                                   (Registrant







  August 13,1999                            /S/ DAVID G. MARTIN
 ----------------              ------------------------------------------
   (Date)                                       David G. Martin
                         Executive Vice President and Chief Financial Officer
                      (Authorized Officer and Principal Financial and Accounting
                                    Officer of the Registrant)