Form 10-Q
period 1999-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 1999-11-15
CIK 905895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-21824

HOLLYWOOD ENTERTAINMENT CORPORATION
(Exact name of Registrant as specified in its charter)

Oregon	93-0981138
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

9275 S.W. Peyton Lane, Wilsonville, Oregon 97070
(Address of principal executive office, including zip code)

(503) 570-1600
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

As of November 8, 1999 there were 45,795,234 shares of the registrant's Common Stock outstanding.

HOLLYWOOD ENTERTAINMENT CORPORATION
September 30, 1999

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

        Consolidated Statements of Operations

        Consolidated Balance Sheets

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        Introduction

        Results of Operations

        Liquidity and Capital Resources

Item 3: Quantitative and Qualitative Disclosures about Market Risks

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

HOLLYWOOD ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                    --------------------- ---------------------
                                      1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
Revenue: (Note 7)
  Rental revenue...................  $221,292   $156,008   $648,235   $438,944
  Product sales....................    45,027     28,064    134,981     81,810
                                    ---------- ---------- ---------- ----------
                                      266,319    184,072    783,216    520,754
                                    ---------- ---------- ---------- ----------

Operating costs and expenses:
  Cost of product sales............    33,702     18,103     97,022     52,777
  Operating and selling............   200,253    137,027    573,157    382,933
  General and administrative.......    14,625      8,438     47,885     24,405
  Amortization of intangibles......    14,924      1,888     44,086      5,556
                                    ---------- ---------- ---------- ----------
                                      263,504    165,456    762,150    465,671
                                    ---------- ---------- ---------- ----------
Income from operations (Note 7)....     2,815     18,616     21,066     55,083

Nonoperating income (expense):
  Interest income..................         4         -          77         89
  Interest expense.................   (11,463)    (8,394)   (31,727)   (22,569)
  Litigation settlement expense....    (2,335)        -      (2,335)        -
                                    ---------- ---------- ---------- ----------
Income (loss) before
   income taxes (Note7)............   (10,979)    10,222    (12,919)    32,603
Provision for income taxes.........      (643)    (4,140)    (9,809)   (13,204)
                                    ---------- ---------- ---------- ----------
Income (loss) before cumulative
   effect of a change in
   accounting principle............   (11,622)     6,082    (22,728)    19,399
Cumulative effect of a change
   in accounting principle (net
   of income tax benefit
   of $983)........................        -          -      (1,444)        -
                                    ---------- ---------- ---------- ----------
Net income (loss)..................  ($11,622)    $6,082   ($24,172)   $19,399
                                    ========== ========== ========== ==========

Net income (loss) per share
   before cumulative effect of
   a change in accounting
   principle
    Basic..........................    ($0.25)     $0.16     ($0.50)     $0.53
    Diluted........................    ($0.25)     $0.16     ($0.50)     $0.52

Net income (loss) per share:
    Basic..........................    ($0.25)     $0.16     ($0.53)     $0.53
    Diluted........................    ($0.25)     $0.16     ($0.53)     $0.52

Weighted average shares
   outstanding:
    Basic..........................    45,743     36,943     45,522     36,904
    Diluted........................    45,743     37,907     45,522     37,622

The accompanying notes are an integral part of this financial statement.

HOLLYWOOD ENTERTAINMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                    September 30, December 31,
                                                        1999          1998
                                                    ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents.......................      $3,949        $3,975
   Accounts receivable.............................      40,593        40,862
   Merchandise inventories.........................      61,375        58,083
   Prepaid expenses and other current assets.......      10,857        12,138
                                                    ------------  ------------
     Total current assets..........................     116,774       115,058

Videocassettes rental inventory, net...............     310,048       259,255
Property and equipment, net........................     356,697       328,182
Goodwill, net......................................     157,189       185,711
Deferred income tax................................      42,094        35,513
Other assets, net..................................      13,320        10,715
                                                    ------------  ------------
                                                       $996,122      $934,434
                                                    ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations.....      $2,418        $8,418
   Accounts payable................................      84,534       107,865
   Accrued expenses................................      32,509        34,664
   Accrued revenue sharing.........................      16,388        13,500
   Accrued interest................................       4,311         9,693
   Income taxes payable............................       4,524         5,739
                                                    ------------  ------------
      Total current liabilities....................     144,684       179,879

Long-term obligations, less current portion........     487,172       383,727
Other liabilities..................................      33,443        25,133
                                                    ------------  ------------
                                                        665,299       588,739
Shareholders' equity:
   Preferred stock, 19,500,000 shares authorized;
      no shares issued and outstanding.............         -            -
   Common stock, 100,000,000 shares authorized;
      and 45,776,722 and 44,933,055 shares issued
      and outstanding, respectively................     363,274       354,067
   Retained deficit                                     (30,648)       (6,476)
   Intangible assets, net..........................      (1,803)       (1,896)
                                                    ------------  ------------
  Total shareholders' equity.......................     330,823       345,695
                                                    ------------  ------------
                                                       $996,122      $934,434
                                                    ============  ============

The accompanying notes are an integral part of this financial statement.

HOLLYWOOD ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                Nine Months Ended
                                                                 September 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
Operating activities:
 Net income (loss).......................................  ($24,172)    $19,399
 Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
  Cumulative effect of a change in
    accounting principle.................................     1,444          -
  Depreciation and amortization..........................   164,066     149,684
  Change in deferred rent................................     2,286       3,171
  Change in deferred income taxes........................      (557)        249
  Net change in operating assets and liabilities:
    Accounts receivable..................................       269      (5,035)
    Merchandise inventories..............................    (3,292)      8,193
    Accounts payable.....................................   (23,331)     (1,652)
    Accrued interest.....................................    (5,382)     (4,894)
    Other current assets and liabilities.................      (646)      2,541
                                                          ----------  ----------
       Cash provided by operating activities.............   110,685     171,656
                                                          ----------  ----------
Investing activities:
 Purchases of videocassette rental inventory, net........  (125,855)   (189,561)
 Purchase of property and equipment, net.................   (71,273)    (94,309)
 Investment in businesses acquired.......................   (15,976)         -
 Increase in intangibles and other assets................    (4,259)     (6,915)
                                                          ----------  ----------
       Cash used in investing activities.................  (217,363)   (290,785)
                                                          ----------  ----------
Financing activities:
 Issuance of long-term obligations.......................    50,000          -
 Repayments of long-term obligations.....................    (7,555)     (1,779)
 Repurchase of common stock..............................        -       (6,185)
 Tax benefit from exercise of stock options..............     5,151       1,173
 Proceeds from exercise of stock options.................     4,056       2,140
 Increase in revolving loan, net.........................    55,000     122,001
                                                          ----------  ----------
       Cash provided by financing activities.............   106,652     117,350
                                                          ----------  ----------
Decrease in cash and cash equivalents....................       (26)     (1,779)
Cash and cash equivalents at beginning of year...........     3,975       3,909
                                                          ----------  ----------
Cash and cash equivalents at end of third quarter........    $3,949      $2,130
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

(2) Statement of Changes in Shareholders' Equity

       An analysis of the shareholders' equity amounts for the three quarters ended September 30, 1999 is as follows:

(In thousands, except share amounts)

                                    Common Stock       Intan-
                                ---------------------   gible   Retained
                                  Shares     Amount    Assets    Deficit    Total
                                ----------- --------- --------- --------- ---------
 Balance at December 31, 1998.. 44,933,055  $354,067   ($1,896)  ($6,476) $345,695
  Issuance of common stock
    under option plan..........    843,667     4,056       -         -       4,056
  Tax benefit from exercise
    of stock options...........         -      5,151       -         -       5,151
  Amortization on
    intangible assets..........         -        -          93       -          93
  Net loss.....................         -        -         -     (24,172)  (24,172)
                                ----------- --------- --------- --------- ---------
Balance at September 30, 1999.. 45,776,722  $363,274   ($1,803) ($30,648) $330,823
                                =========== ========= ========= ========= =========

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

(4) Operating Leases

       The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required cost was $51,013 and $146,757 for the third quarter and current year three quarters, respectively, compared with $40,293 and $111,060 for the corresponding periods of the prior year.

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

       The following table is a reconciliation of the basic and diluted earnings per share computations:

                                          Nine Months Ended
                                             September 30,
                                  (In thousands, except per share amounts)
                     ---------------------------- ----------------------------
                                 1999                         1998
                     ---------------------------- ----------------------------
                                           Per                          Per
                                          Share                        Share
                      Income    Shares   Amounts   Income    Shares   Amounts
                     --------- --------- -------- --------- --------- --------
Basic income
 (loss) per share .. ($24,172)   45,522   ($0.53)  $19,399    36,904    $0.53
Effect of dilutive
 securities:
  Stock options ....       -         -                  -        718
                     --------- ---------          --------- ---------
Diluted income
 (loss) per share .. ($24,172)   45,522   ($0.53)  $19,399    37,622    $0.52
                     ========= ========= ======== ========= ========= ========

Due to the Company's loss in 1999, stock options accounted for using treasury stock method would be antidilutive. Accordingly, 2.3 million shares have been excluded from the 1999 dilutive net loss per share calculation.

(6) Store Preopening Cost

       In April 1998, SOP 98-5, "Reporting on the Cost of Start-up Activities" was finalized, which requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. The Company adopted SOP 98- 5 effective January 1, 1999. The cumulative effect of the change in accounting principle was to increase net loss by $1.4 million, net of tax benefit.

(7) Segment Reporting

       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998.

       The Company identifies its segments based on management responsibility. The Company has two segments, the Hollywood Video segment, which consists of the Company's 1,474 retail stores located in 44 states and the District of Columbia, and the Reel.com segment, which is the leading website for film related content and commerce. The Company measures segment profit as operating profit, which is defined as income before interest expense and income taxes. Information on segments and a reconciliation to income before income taxes are as follows (in thousands):

                      -----------------------------------------------------------
                             Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                      ----------------------------- -----------------------------
                      Hollywood                     Hollywood
                        Video   Reel.com    Total     Video   Reel.com    Total
                      --------- --------- --------- --------- --------- ---------
Revenues............. $256,201   $10,118  $266,319  $758,352   $24,864  $783,216
Depreciation and
  amortization.......   39,639    13,564    53,203   124,945    39,121   164,066
Operating income
  (loss)(1)..........   25,502   (22,687)    2,815    84,980   (63,914)   21,066
Interest expense,
  net................   10,197     1,262    11,459    28,930     2,720    31,650
Litigation
  settlement expense
  (see Note 8).......    2,335        -      2,335     2,335        -      2,335
Total assets.........  931,513    64,609   996,122   931,513    64,609   996,122
Purchase of
  property and
  equipment, net.....   23,741     2,060    25,801    67,124     4,149    71,273

(1) Reel.com's operating loss includes $12.5 million and $37.6 million in goodwill amortization for the third quarter and current year three quarters, respectively. Excluding the goodwill amortization, Reel.com's operating loss would have been $10.1 million and $26.3 million for the third quarter and current year three quarters, respectively.

       There was only one segment, Hollywood Video, in the prior year three quarters ended September 30, 1998.

(8) Subsequent Event

       On November 1, 1999, the Company and Twentieth Century Fox Home Entertainment ("Fox") reached a settlement of their dispute. Fox had filed suit in Santa Monica Superior Court alleging fraud and interference with Fox's contract with Rentrak. The Company incurred $2.3 million in settlement and related legal costs. The Company and Fox are satisfied with this resolution and will normalize business relations.

Item 2 Financial Highlights

(in thousands, except for earnings per share, number of stores and increase in comparable store revenue)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                       --------------------- ---------------------
                                         1999       1998       1999       1998
                                       ---------- ---------- ---------- ----------
Revenue:
  Rental revenue......................  $221,292   $156,008   $648,235   $438,944
  Product sales.......................    45,027     28,064    134,981     81,810
                                       ---------- ---------- ---------- ----------
Total revenue.........................   266,319    184,072    783,216    520,754
                                       ---------- ---------- ---------- ----------

Net income (loss).....................  ($11,622)    $6,082   ($24,172)   $19,399

----------------------------------------------------------------------------------
Pro Forma Statement of
Operations Data
Hollywood Video Superstores:
 Income from operations...............   $25,502    $18,616    $84,980    $55,083
 Income before litigation settlement
  expense and cumulative
  effect of a change in
  accounting principle................     9,106      6,082     33,349     19,399
 Income before litigation settlement
  expense and cumulative effect
  of a change in accounting
  principle per diluted share (1).....      0.19       0.16       0.70       0.52
Reel.com (2):
 Loss from operations.................  ($10,143)     $   -   ($26,283)     $   -
----------------------------------------------------------------------------------
Operating Data:
 Number of stores at quarter end .....     1,474      1,134      1,474      1,134
Comparable store revenue
 increase (3).........................        11%         7%        16%         4%
Other Data:
Weighted average shares
 outstanding:
  Basic...............................    45,743     36,943     45,522     36,904
  Diluted.............................    45,743     37,907     45,522     37,622
----------------------------------------------------------------------------------
Adjusted EBITDA (4):
 Hollywood Superstores................   $44,334    $30,530   $149,180    $87,735
 Reel.com.............................    (9,123)        -     (24,793)        -
                                       ---------- ---------- ---------- ----------
 Consolidated.........................   $35,211    $30,530   $124,387    $87,735
                                       ========== ========== ========== ==========
----------------------------------------------------------------------------------

(1) Net income per diluted share for Hollywood Video Superstores was computed by assuming a 40.5% effective tax rate and diluted weighted average shares outstanding of 47.2 million and 47.8 million for the third quarter and current year third quarters, respectively.

(2) Reel.com's loss from operations excludes goodwill amortization of $12.5 million and $37.6 million in the third quarter and current year three quarters, respectively. See Note 7 to the Consolidated Financial Statements for the presentation of segment reporting.

(3) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

(4) Adjusted EBITDA is significant to the Company's calculation of its financial covenants under its Bank Credit agreement and represents income from operations before depreciation and amortization plus non-cash expenses that reduce EBITDA, less the cost of acquiring new release videocassettes and game inventory which are capitalized. Adjusted EBITDA should not be viewed as a substitute for Generally Accepted Accounting Principles (GAAP) measurements such as net income or cash flow from operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Summary Results of Operations

       The Company's loss before cumulative effect of a change in accounting principle was $11.6 million and $22.7 million for the third quarter and current year three quarters, respectively, compared with net income of $6.1 million and $19.4 million for the corresponding periods of the prior year. The decrease in earnings was primarily due to Reel.com goodwill amortization of $12.5 million and $37.6 million for the third quarter and current year three quarters, respectively, and a $2.3 million charge for the settlement of the Fox lawsuit in the current year third quarter (see Note 8).

       The following table sets forth, for the periods indicated, (i) selected statements of operations data expressed as a percentage of total revenue; and (ii) the number of superstores open at the end of each period.

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                       --------------------- ---------------------
                                         1999       1998       1999       1998
                                       ---------- ---------- ---------- ----------
                                           (unaudited)           (unaudited)
                                                         (in percent)
Revenue:
  Rental revenue......................      83.1       84.8       82.8       84.3
  Product sales.......................      16.9       15.2       17.2       15.7
                                       ---------- ---------- ---------- ----------
                                           100.0      100.0      100.0      100.0
                                       ---------- ---------- ---------- ----------

Operating costs and expenses:
  Cost of product sales...............      12.7        9.8       12.4       10.1
  Operating and selling...............      75.2       74.4       73.2       73.5
  General and administrative..........       5.5        4.6        6.1        4.7
  Amortization of intangibles.........       5.5        1.1        5.6        1.1
                                       ---------- ---------- ---------- ----------
                                            98.9       89.9       97.3       89.4
                                       ---------- ---------- ---------- ----------

Income from operations................       1.1       10.1        2.7       10.6

Nonoperating income (expense),
   net................................      (5.2)      (4.5)      (4.3)      (4.3)
                                       ---------- ---------- ---------- ----------
Income (loss) before
   income taxes ......................      (4.1)       5.6       (1.6)       6.3

Provision for income taxes............      (0.3)      (2.3)      (1.3)      (2.6)
                                       ---------- ---------- ---------- ----------
Income (loss) before cumulative
   effect of a change in
   accounting principle...............      (4.4)       3.3       (2.9)       3.7

Cumulative effect of a change
   in accounting principle............        -          -        (0.2)        -
                                       ---------- ---------- ---------- ----------
Net income (loss).....................      (4.4)       3.3       (3.1)       3.7
                                       ========== ========== ========== ==========

Number of superstores.................     1,474      1,134      1,474      1,134

Revenue

       Revenue increased by $82.2 million, or 45%, in the third quarter and $262.5 million, or 50%, in the current year three quarters compared with the corresponding periods of the prior year, respectively, primarily due to the addition of 346 superstores in the twelve months ended September 30, 1999. Revenue was also favorably impacted by an increase of 11% and 16% in comparable store revenue in the third quarter and current year three quarters, respectively, and the purchase of Reel.com in October 1998, which added $10.1 million and $24.9 million in revenue in the third quarter and current year three quarters, respectively, (of which $9.7 million and $23.6 million was on-line revenue, respectively).

Operating Costs and Expenses

Cost of Product Sales

       The cost of product sales as a percentage of product sales, excluding Reel.com, increased from 64.5% for both the prior year third quarter and prior year three quarters to 68.8% in the current year third quarter and 67.0% in the current year three quarters. The Company's gross margin on product sales has been affected by pricing pressure on previously viewed sell-through video merchandise. The cost of product sales as a percentage of product revenue, including Reel.com, was 74.8% and 71.9% in the third quarter and current year three quarters, respectively.

Operating and Selling

       Operating and selling expense, which consist principally of all store expenses, including payroll, occupancy, advertising, depreciation, and rental revenue sharing, increased slightly as a percentage of total revenue, excluding Reel.com, from 74.4% in the prior year third quarter to 74.5% in the current year third quarter. The increase was primarily due to an increase in rental product amortization and revenue sharing expense mostly offset by a decrease in other store operating expenses as a percentage of total revenue. Operating and selling expense, excluding Reel.com, decreased as a percentage of total revenue from 73.5% in the prior year three quarters to 72.7% in the current year three quarters primarily due to increased store revenue without a proportionate increase in other store operating expenses, partially offset by an increase in rental product amortization and revenue sharing expense. Store operating expenses, including Reel.com, increased from 74.4% in the prior year third quarter to 75.2% in the current year third quarter and decreased slightly from 73.5% in the prior year three quarters to 73.2% in the current year.

General Administrative

       General and administrative expenses, excluding Reel.com, increased as a percentage of total revenue to 5.1% and 5.4% for the third quarter and current year three quarters, respectively, compared to 4.6% and 4.7% for the corresponding periods of the prior year. This increase as a percentage of total revenue was due to higher payroll and related costs and an increase in legal costs. General and administrative expenses as a percentage of total revenue, including Reel.com, was 5.5% and 6.1% in the current year third quarter and three quarters, respectively.

Amortization of Intangibles

       Amortization of intangibles increased by $13.0 million and $38.5 million in the current year third quarter and current year three quarters respectively, compared with the corresponding periods of the prior year, primarily due to the amortization of the costs associated with the Reel.com acquisition.

Nonoperating Income (Expense), Net

       Interest expense, net of interest income, increased in the current year third quarter and current year three quarters compared to the corresponding periods of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

       The Company incurred $2.3 million in settlement charges and related legal costs associated with the settlement of the Fox lawsuit (see Note 8).

Income Taxes

       The Company's effective tax rate was a provision of 5.9% and 75.9% in the current year third quarter and current year three quarters, respectively, compared to a provision of 40.5% for both of the corresponding periods in the prior year, given the Company's net loss for financial reporting purposes versus net income for tax reporting purposes in the current year third quarter and three quarters primarily due to the non-deductibility of goodwill amortization associated with the Reel.com acquisition.

Liquidity and Capital Resources

       The amount of cash generated from operations in the current year three quarters significantly exceeded the current debt service requirements of the Company's long-term obligations. The capital expenditures (including purchases of videocassette inventory) of the Company are primarily funded by the excess operating cash flow and through loans under a revolving line of credit. The Company has a $300 million revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. As of September 30, 1999, $235 million was outstanding under the revolving credit agreement.

       At September 30, 1999, the Company had cash and cash equivalents of $3.9 million and a working capital deficit of $27.9 million. Videocassette rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

       Net cash provided by operating activities decreased by $61.0 million in the current year three quarters compared with the corresponding period of the prior year, primarily due to lower results of operations, net of the non-cash charge for the change in accounting principle (see "Results of Operations"), combined with a net unfavorable change in certain working capital accounts, partly offset by an increase in depreciation and amortization expenses.

Cash Used in Investing Activities

       Net cash used in investing activities decreased by $73.4 million in the current year three quarters compared with the corresponding period of the prior year, primarily due to reduced purchases of videocassette rental inventory (excluding revenue sharing titles), including DVD's and video game inventory.

Cash Provided by Financing Activities

       Net cash provided by financing activities decreased by $10.7 million in the current year three quarters compared with the corresponding period of the prior year resulting from a decrease in the Company's borrowing under the revolving credit facility combined with increased proceeds from the exercise of the Company's stock options, partially offset by the issuance of an additional $50.0 million of senior subordinated notes. The Company has the availability of up to $300 million in revolving credit loans. The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. As of September 30, 1999, $235 million was outstanding under the revolving credit agreement.

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

       The Company's year 2000 project group has been coordinating the Company's year 2000 compliance efforts and has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance. The Company has substantially completed any necessary modifications and replacements; has conducted tests necessary to verify that the modified systems are operational; and has transitioned the compliant systems into the regular operations of the Company. All critical systems and applications are now year 2000 compliant. Noncritical systems and applications are approximately 95% complete and the remaining remediation work will be complete by November 30, 1999. The Company will continue to monitor and re- test systems and applications through the century rollover.

       The year 2000 project group has also completed review of the Company's relationship with certain key outside vendors and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. While the regional or national failure of a utilities or communications supplier could have a significant impact if not restored, the Company has evaluated the Y2K readiness of utility and communication links and believes that they are prepared. The Company believes that, if it, or any third party with whom the Company has a significant business relationship, has a year 2000 related systems failure, the most significant impact would likely be the inability, with respect to a group of stores, to conduct operations due to a power failure, to deliver inventory in timely fashion, to receive certain products from vendors or to process electronically customer sales at store level. The Company does not anticipate that any such impact would be material to the Company's liquidity or results of operations.

       The year 2000 project group has established contingency plans to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure. The plans address both operational and technical alternatives. This phase will continue through the end of 1999. In addition, the Company has established its century rollover management procedure and command center which will monitor and address any operational developments that may arise during the transition into the year 2000.

       Through September 30, 1999, the Company has expended approximately $0.9 million to address year 2000 compliance issues. The Company estimates that it will incur an additional $0.2 million, for a total of approximately $1.1 million, to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultant fees.

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibit 27.1 Financial data schedule (electronic filing only)

       (b) Reports of Form 8-K.

       None filed during the quarter

HOLLYWOOD ENTERTAINMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOLLYWOOD ENTERTAINMENT CORPORATION

(Registrant)

By:	/S/ DAVID G. MARTIN

David G. Martin
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer of the Registrant)

Date: November 15, 1999