Form 10-K/A
period 1998-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-03-02
CIK 905895

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-K/A
                                 AMENDMENT NO.1

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



                       HOLLYWOOD ENTERTAINMENT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998


Item

                                     PART I

1.  Business
2.  Properties
3.  Legal Proceedings
4.  Submission of Matters to a Vote of Security Holders
4.  (a)  Executive Officers and Key Employees of the Registrant

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

     On October 1, 1998, the Company acquired Reel.com, the leading video only store on the internet for approximately $96.9 million. Concurrent with the acquisition of Reel.com, a group of strategic Reel.com stockholders purchased an equity interest in the Company. The group of investors consists of CMG Information Services, Inc. (NASDAQ: CMGI); Intel Corporation: Paul Allen's Vulcan Ventures, Incorporated and Scott Beck. Reel.com offers over 100,000 VHS titles and 2,300 DVD titles for sale. According to an internet study conducted by Opinion Research Corporation in September 1998, Reel.com is the third most recognized online merchant behind Amazon.com and CDNow and nearly 40 million Americans recognize the Reel.com brand. The website, located at http://www.Reel.com, offers proprietary information about movies including descriptions, ratings, critics' reviews, recommendations and links to star filmographies that entertain consumers and help them select and purchase movies online. Consumers can also search through Reel.com's proprietary, hyperlinked database and can preview selected videos.

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

ITEM 6.   SELECTED FINANCIAL DATA

                                  YEAR ENDED DECEMBER 31,
                        ---------------------------------------------
                           1998     1997     1996     1995    1994
                        ---------------------------------------------
                            (in thousands, except per share amounts)

OPERATING RESULTS:
Revenue                $763,908   $500,501  $302,342  $149,430  $ 73,288
                       --------   --------  --------  --------  --------

Income (loss) from
 operations            (36,451)     23,303    38,418    17,537    12,610
                       --------   --------  --------  --------  --------

Interest expense         33,355     14,302     4,339       490      795
                       --------   --------  --------  --------  --------
Income (loss) before
 extraordinary item
 and cumulative
 effect of a change
 in accounting
 principle             (50,464)      5,559    20,630    11,786    8,143
                       --------   --------  --------  --------  -------
Net income (loss)      (50,464)      4,996    20,630     9,226    8,143
                       --------   --------  --------  --------  -------
--------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY
ITEM AND CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE:
Basic                  $ (1.30)     $ 0.15    $ 0.60    $ 0.37   $ 0.33
Diluted                  (1.30)       0.15      0.59      0.36     0.32
NET INCOME (LOSS)
 PER SHARE:
 Basic                 $ (1.30)     $ 0.14    $ 0.60    $ 0.28   $ 0.33
 Diluted                 (1.30)       0.13      0.59      0.28     0.32
------------------------------------------------------------------------------
BALANCE SHEET DATA:
Videocassette rental
 inventory, net        $259,255   $226,051  $144,264  $ 86,889  $36,656
Property and
 equipment, net         328,182    234,497   115,812    65,958   14,606
Total assets            936,330    691,165   452,093   337,244  145,756
Long-term
 obligations (1)        392,145    233,496    82,361     7,971    3,505
Mandatorily
 redeemable common
 stock                        -          -         -    54,250        -
Shareholders' equity    347,591    291,938   277,013   220,367  113,660

OPERATING DATA:
Number of stores at
 year end                 1,260        907       551       305      113
Comparable store
 revenue increase (5)        8%         3%        7%        1%       7%
------------------------------------------------------------------------------
OTHER DATA
EBITDA (2)
 Hollywood
  Superstores          $168,158   $162,445  $125,534   $62,269  $32,436
 Reel.com               (9,222)          -         -         -        -
                       --------  ---------  --------  --------  -------
Consolidated EBITDA     158,936    162,445   125,534    62,269   32,436
Add special charges (3) 101,810     26,320         -     2,560        -
Add non-cash
 expenses(4)             51,143     18,022     7,994     3,855    4,021
Less existing store
 investment in new
 release inventory     (189,814)  (125,301)  (75,788)  (37,168) (18,582)
                       ---------  --------  --------  --------  -------
Adjusted EBITDA (4)     122,075     81,486    57,740    31,516   17,875

Cash flows from:
 Operating activities   244,078    174,956   115,798    68,739   42,699
 Investing activities  (438,411)  (338,120) (189,085) (168,861)(102,339)
 Financing activities   194,399    154,224    56,156    91,085   89,052

--------------------------------------------------------------------------------

(1) Includes the current portion of long-term obligations.

(2) EBITDA consists of operating income before interest taxes, depreciation and amortization. EBITDA should not be viewed as a measurement of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operations. EBITDA is not necessarily comparable to other companies due to the lack of uniform definition of EBITDA by all companies.

(3) These charges relate to one-time special charges which include:

     -1998: an inventory write-down of $99.9 million and $1.9 million related to purchased in-process R&D (see Note 15 to Consolidated Financial Statements);
     -1997: a litigation settlement of $18.9 million, an inventory write-down of $2.3 million, $4.6 million related to a failed self-tender offer, and $.6 million from a loss on early extinguishment of debt (See Note 15 to Consolidate Financial Statements);
     -1995: $2.6 million relating to a change in the Company's method of amortizing the cost of videocassette rental inventory.


(4) Adjusted EBITDA represents income from operations before depreciation and amortization plus non-cash expenses that reduced EBITDA, less 30% of rental revenue after deducting from such 30% of rental revenue any cash charges associated with the acquisition of new release videocassettes. The non-cash expenses represent the cost of goods sold on previously viewed videocassettes and losses on inventory shrink. The Company believes 30% of rental revenue approximates amounts spent on purchase of new release videocassettes which are capitalized. Adjusted EBITDA is consistant with the calculation specified in the Company's debt covenants related to the Company's revolving bank credit agreement. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA is not necessarily comparable to other companies due to lack of uniform definitions of EBITDA by all companies.

(5) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

     The Company's net loss for 1998 was $50.5 million, compared to net income of $5.0 million and $20.6 million in 1997 and 1996, respectively.

     The following table sets forth, (i) results of operation data expressed as a percentage of total revenue, (unless otherwise indicated); and (ii) the number of stores open at the end of each such period.

                                      Year Ended December 31,
                                      ------------------------
                                        1998      1997    1996
                                      ------    ------  ------
REVENUE:
  Rental revenue                       82.9%     83.6%   83.6%
  Product sales                        17.1%     16.4%   16.4%
                                      ------    ------  ------
                                      100.0%    100.0%  100.0%
                                      ------    ------  ------
Cost of revenue
  Cost of rental                       35.6%     24.4%   23.2%
  Cost of product                      11.5%     10.7%   10.2%
                                      ------    ------  ------
                                       47.1%     35.1%   33.4%

Gross margin                           52.9%     64.9%   66.6%
                                      ------    ------  ------
OPERATING EXPENSES:
  Operating and selling                50.1%     48.9%   45.9%
  General and administrative            4.9%     10.1%    6.0%
  Amortization of intangibles           2.4%      1.3%    2.0%
  Purchased in-process research and
   development                          0.3%         -       -
                                      ------    ------  ------
                                       57.7%     60.3%   53.9%
                                      ------    ------  ------
INCOME (LOSS) FROM OPERATIONS         (4.8%)      4.6%   12.7%
Nonoperating expense                  (4.3%)     (2.8%)  (1.4%)
                                      ------    ------  ------
Income (loss) before income taxes
  and extraordinary item              (9.1%)      1.8%   11.3%
                                      ======    ======  ======
Income (loss) before extraordinary
  item                                (6.6%)      1.1%    6.8%
Extraordinary item on
  extinguishment of debt                   -     (0.1%)      -

     Net income (loss)                (6.6%)      1.0%    6.8%
                                      ======    ======  ======
------------------------------------------------------------------------------
Other data:
 Rental margins (1)                    57.1%     70.8%   72.2%
 Product margins (2)                   32.9%     34.8%   38.2%

Number of superstores - end of period  1,260       907     551


(1) Rental gross margin as a percentage of rental revenues
(2) Product gross margin as a percentage of product revenues

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

GROSS MARGINS

Rental gross margins as a percentage of rental revenue decreased to 57.1% in 1998 from 70.8% in 1997. In the fourth quarter of 1998, the Company significantly changed its business model. In order to increase the quantity and selection of newly released video titles and satisfy the customer's demand while trying to mitigate the Company's risk we entered into revenue sharing agreements with major studios. Prior to the revenue sharing agreements, the Company paid approximately $60-$65 per videocassette for major theatrical releases that were priced for rental in the United States.
The Company could not continue under a fixed price model if it was to satisfy its customer's demand for new releases. The Company expects that the revenue sharing model will have a significant impact on the Company's cost of rental as it changes its business model from a primarily fixed to a primarily variable cost approach. Starting in the fourth quarter of 1998, revenue sharing payments became a significant component of the Company's cost of rental.
The revenue sharing agreements made it necessary for the Company to make adjustments to its inventory valuation as of October 1, 1998 in order to account for the shorter rental lives that videocassettes have in the revenue sharing business model since initial customer demand is satisfied a lot quicker. As a result of this change, the Company recorded a $99.9 million one time charge to reflect a reduction in the carrying value of rental inventory.

The Company anticipates that rental product amortization combined with revenue sharing expense will increase as a percentage of rental revenue in 1999.

In the fourth quarter of 1997, the Company recorded a $4.5 million special charge associated with the write-off of obsolete video game rental inventory and related accessories caused by advancements in video game technology (see
Note 15 to the Consolidated Financial Statements).

Excluding the special charges noted above, rental margins increased slightly as a percentage of rental revenues from 71.9% in 1997 to 72.9% in 1998.

Rental gross margin as a percentage of rental revenue decreased to 70.8% in 1997 from 72.2% in 1996. Excluding the special charge of $4.5 million in 1997, gross margin remained constant in 1997 as compared to 1996.


Product margin as a percentage of product revenue decreased from 37.6% in 1997, as adjusted for the game inventory write-off discussed below, to 34.8% in 1998, excluding Reel.com. The decline in product margin in 1998 is primarily due to continuing pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader to drive customer traffic. Product margin, as a percentage of product revenue, including Reel.com was 32.9% in 1998.

Product margin as a percentage of product sales decreased from 38.2% in 1996 to 34.8% in 1997 due to the write-off of obsolete video game inventory and related accessories of $2.3 million caused by advancements in video game technology (see Note 15 to the Consolidated Financial Statements) and pricing pressures in the fourth quarter of 1997. Product margin, excluding the special charge, as a percentage of product sales remained relatively constant in 1997 compared to 1996.

Operating and Selling

Total operating expenses of $382.7 million in 1998 increased $137.8 from $244.9 million in 1997. Total operating expenses as a percentage of total revenues increased to 50.1% in 1998 from 48.9% in 1997. The increase in total operating expenses was due to increases in depreciation expense of $20.5 million, store wages of $36.9 million, occupancy costs of $58.2 million and other store operating expenses of $16.6 million. Additionally, the acquisition of Reel.com added $5.8 million in operating expenses. All of the above increases, with the exception of Reel.com were due to the increase in the number of superstores operated by the Company. The Company operated 1,260 superstores at December 31, 1998 compared with 907 superstores at the end of 1997. Operating and selling expense increased as a percentage of total revenue from 48.9% in 1997 to 50.1% in 1998 primarily due to lower average revenue per store, due to the addition of a large number of new stores which have lower revenue per store than mature Hollywood stores.

Total operating expenses of $244.9 million in 1997 increased $106.2 from $138.7 million in 1996. Total operating expenses as a percentage of total revenues increased to 48.9% in 1997 from 45.9% in 1996. The increase in total operating expenses was due to increases in depreciation expense of $7.0 million, store wages of $36.4 million, occupancy costs of $41.8 million and other store operating expenses of $21.0 million. All of the above increases were due to the increase in the number of superstores operated by the Company. The Company operated 907 superstores at December 31, 1997 compared with 551 superstores at the end of 1996. Operating and selling expense increased as a percentage of total revenue primarily due to lower average revenue per store, due to the addition of a large number of new stores which have lower revenue per store than mature Hollywood stores.

General and Administrative

Total general and administrative expenses of $37.5 million decreased $13.1 million from $50.6 million in 1997. Total general and administrative expenses as a percentage of total revenue decreased to 4.9% in 1998 compared to 10.1% in 1997.

The following two special charges are included in general and administrative expenses in 1997 are two special charges. First, the Company recorded a $4.6 million charge in the fourth quarter of 1997 for costs related to the Company's failed self tender offer (see Note 15 to the Consolidated Finanical Statements). Second, the Company recorded an $18.9 million charge in the first quarter of 1997 for the settlement of the securities litigation (see
Note 15 to the Consolidated Financial Statements). Excluding the special charges noted above, general and administrative expenses increased $10.4 million in 1998 to $37.5 million from $27.1 in 1997, primarily due to an increase in payroll and related costs and occupancy costs combined with the acquisition of Reel.com in October, 1998.

Excluding the special charges noted above, general and administrative expenses increased $8.8 million in 1997 to $27.1 million from $18.3 in 1996, primarily due to an increase in payroll and related costs.

Amortization of Intangibles

Amortization of intangibles increased by $12.4 million in 1998 compared to 1997 due to the Reel.com acquisition as discussed in Note 7 to the Consolidated Financial Statements. Amortization of intangibles increased by $0.2 million in 1997 compared to 1996.

Other Operating Charges

The Company incurred a non-cash charge of $1.9 million in 1998 to write-off the value of purchased in-process research and development costs in connection with the acquisition of Reel.com. See Note 7 to the Consolidated Financial Statements.

Nonoperating Income (Expense), Net

Interest expense, net of interest income increased in 1998 compared to 1997 and 1996 due to increased levels of borrowings associated with the issuance of senior subordinated notes in August 1997 (see Note 10 to the Consolidated Financial Statements), combined with increased borrowings under the revolving credit facility.

INCOME TAXES

The Company's effective tax rate was a benefit of 27.6% in 1998 compared to a provision of 40.5% in 1997 and a provision of 39.8% in 1996, given the Company's net loss for financial reporting purposes versus net income for tax reporting purposes as a result of the non-deductibility of goodwill amortization associated with the Reel.com acquisition (see Note 7 to the Consolidated Financial Statements). The Company believes that in 1999 the effective tax rate will exceed 40%.

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT

In August 1997, the Company issued $200.0 million principal amount of 10.625% senior suborinated notes. The proceeds from the notes were then used to repay the outstanding indebtedness under the existing bank loan. As a result, the Company recorded a charge for the write-off of the remaining deferred financing costs related to the indebtedness repaid as an extraordingary loss of $0.6 million, net of the related income tax benefit of $0.4 million, in 1997.

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

Cash Provided by Financing Activities

     Net cash provided by financing activities increased by $40.2 million from the prior year primarily due to the issuance of 3.4 million shares of the Company's common and preferred stock in connection with the Reel.com acquisition for an aggregate amount of $45.4 million (see Note 7 to the Consolidated Financial Statements), partially offset by the repurchase of 850,000 shares of the Company's common stock for approximately $10.5 million.

Capital Expenditures

The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening for new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits. We currently anticipate that capital expenditures of approximately $164.3 million will be incurred in 1999, of which $153.7 million is anticipated to relate to new, relocated and remodeled stores and the conversion of acquired stores. The remaining balance relates to corporate capital expenditures. We expect the total investment per new store to approximate $450,000 which includes rental and merchandise inventory, leasehold improvements, signage, furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market, and other factors. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary.

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

     None.

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


PricewaterhouseCoopers LLP

Portland, Oregon
March 1, 1999

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                               December 31
                                           ------------------
                                               1998      1997
                                           --------  --------
ASSETS
--------
Current assets:
 Cash and cash equivalents                 $ 3,975   $ 3,909
 Accounts receivable                        40,862    39,566
 Merchandise inventories                    58,083    61,482
 Prepaid expenses and other current
  assets                                    12,138     6,488
                                          --------  --------
  Total current assets                     115,058   111,445

Videocassette rental inventory, net        259,255   226,051
Property and equipment, net                328,182   234,497
Goodwill, net                              187,607    95,802
Deferred income tax                         35,513    11,334
Other assets, net                           10,715    12,036
                                          --------  --------
                                          $936,330  $691,165
                                          ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current maturities of long-term
  obligations                             $  8,418   $ 2,341
 Accounts payable                          121,365   103,823
 Accrued expenses                           21,164    29,423
 Accrued revenue sharing                    13,500         -
 Accrued interest                            9,693     8,256
 Income taxes payable                        5,739         -
                                          --------  --------
  Total current liabilities                179,879   143,843

Long-term obligations, less current
 portion                                   383,727   231,155
Other liabilities                           25,133    24,229
                                          --------  --------
                                           588,739   399,227
                                          --------  --------
Commitments and contingencies                    -         -
Shareholders' equity:
 Preferred stock, 19,500,000 shares
  authorized no shares issued and
  outstanding                                    -         -
 Common stock 100,000,000 shares
  authorized; 44,933,055
  and 36,786,396 shares
  issued and outstanding                   354,067   247,950
 Retained (deficit) earnings               (6,476)    43,988
                                          --------  --------
  Total shareholders' equity               347,591   291,938
                                          --------  --------
                                          $936,330  $691,165
                                          ========  ========


            See notes to consolidated financial statements.

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                           Year Ended December 31,
                                    -------------------------------
                                         1998        1997      1996
                                    ---------   --------- ---------
REVENUE:
 Rental revenue                     $ 633,140   $ 418,527 $ 252,625
 Product sales                        130,768      81,974    49,717
                                    ---------   --------- ---------
                                      763,908     500,501   302,342
                                    ---------   --------- ---------

COST OF SALES:
 Cost of rental                       271,778     122,014    70,216
 Cost of product                       87,799      53,471    30,707
                                    ---------   ---------  --------
                                      359,577     175,485   100,923
                                    ---------   ---------  --------
GROSS MARGIN                          404,331     325,016   201,419
                                    ---------   ---------  --------

OPERATING COST AND EXPENSES:
 Operating and selling                382,728     244,946   138,679
 General and administrative            37,543      50,572    18,302
 Amortization of intangibles           18,611       6,195     6,020
 Purchased in-process research
  and development                       1,900           -         -
                                    ---------   ---------  --------
                                      440,782     301,713   163,001
                                    ---------   ---------  --------

INCOME (LOSS) FROM OPERATIONS        (36,451)      23,303    38,418

Nonoperating income (expense):
 Interest income                          141         342       203
 Interest expense                    (33,355)     (14,302)   (4,339)
                                    ---------   ---------  --------
Income (loss) before income taxes
 and extraordinary item              (69,665)       9,343    34,282
Benefit from (provision for)
 income taxes                          19,201     (3,784)  (13,652)
                                    ---------   ---------  --------
Income (loss) before extraordinary
 item                                (50,464)       5,559    20,630
Extraordinary loss on
 extinguishment of debt
 (net of income tax
  benefit of $372)                         -        (563)         -
                                    ---------   ---------  --------
NET INCOME (LOSS)                   $(50,464)     $ 4,996  $ 20,630
                                    =========   ========= =========
-----------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM:
 Basic                               $ (1.30)     $  0.15    $ 0.60
 Diluted                               (1.30)        0.15      0.59
-----------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:
 Basic                               $ (1.30)     $  0.14    $ 0.60
 Diluted                               (1.30)        0.13      0.59
-----------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                 38,844      36,659    34,162
 Diluted                               38,844      37,718    35,159
-----------------------------------------------------------------------------

             See notes to consolidated financial statements.


                       HOLLYWOOD ENTERTAINMENT CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)



                                     Common Stock       Retained
                                  --------------------  Earnings
                                      Shares    Amount  (Deficit)   Total
                                  ----------  --------  --------  ---------
Balance at December 31, 1995      33,879,738  $202,005   $18,362   $220,367
Issuance of common stock:
  Public offerings, net            2,000,000    34,705          -    34,705
  Stock options exercised            126,463       838          -       838
  Tax benefit from stock options           -       473          -       473
Net income                                 -         -     20,630    20,630
                                  ----------  --------  ---------  --------
Balance at December 31, 1996      36,006,201   238,021     38,992   277,013

Issuance of common stock:
  Public offerings, net              300,000     4,695          -     4,695
  Stock options exercised            480,195     3,712          -     3,712
  Tax benefit from stock options           -     1,522          -     1,522
Net income                                 -         -      4,996     4,996
                                  ----------   -------  ---------  --------
Balance at December 31, 1997      36,786,396   247,950     43,988   291,938

Issuance of common stock:
  Stock options exercised            633,859     4,376          -     4,376
  Tax benefit from stock options           -     2,563          -     2,563
  Reel.com acquisition             4,000,000    42,760          -    42,760
  Sold to Reel.com affiliates      1,982,537    26,764          -    26,764
  Conversion of preferred stock
    to common stock                2,380,263    29,324          -    29,324

Stock options issued for
 Reel.com acquisition                      -    10,840          -    10,840
Common stock repurchases            (850,000)  (10,510)         -   (10,510)
Net loss                                   -         -    (50,464)  (50,464)
                                  ----------  --------  ---------  ---------
Balance at December 31, 1998      44,933,055  $354,067  $  (6,476) $347,591
                                  ==========  ========  =========  =========

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

     Revenue Recognition

     The Company recognizes rental and product revenue related to the Hollywood Video segment at the point of rental or sale to the customer. Additional fees on rentals are recognized when earned, net of allowances for uncollectible amounts based on historical experience. The Company accrues for revenue sharing expenses at contractual rates at the point videocassettes are rented. Such expenses are included as cost of rental in the accompanying statement of operations. Revenue from the Reel.com segment for product sales, net of allowances and estimated returns is recognized when the product is shipped to the customer.

     Cost of Rental

     Cost of rental includes revenue sharing expense and amortization of videocassettes.

     Cost of Product

     Cost of product includes the cost of the product.

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

     Treasury Stock

     In accordance with Oregon State law, upon the repurchase of common stock the shares are immediately retired and classified as available for issuance.

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

     Advertising

     The Company receives cooperative reimbursements from vendors as eligible expenditures occur relative to the promotion of rental and sales product. Advertising costs, net of these reimbursements, are expensed as incurred.

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


2.   ACCOUNTS RECEIVABLE

     Accounts receivable as of December 31, 1998 and 1997 consists of:

                                     -------------------
                                         1998       1997
                                     --------    -------
                                        (In thousands)
     Construction receivables        $  9,234   $ 18,906
     Additional rental fees            17,884     11,758
     Marketing allowances              10,677      6,755
     Other                              3,067      2,147
                                     --------   --------
                                     $ 40,862   $ 39,566
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

4.   CHANGE IN AMORTIZATION METHOD FOR VIDEOCASSETTE RENTAL INVENTORY

     Effective October 1, 1998, Hollywood Video adopted a new method of amortizing videocassette rental inventory. During the fourth quarter of 1998, Hollywood Video purchased a majority of new video releases under revenue sharing arrangements with major studios, which the Company expects to continue in the future. Revenue sharing allows the Company to purchase videocassettes at a lower product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. The increased copy depth under revenue sharing arrangements satisfies the initial consumer demand for new releases over a shorter period of time. As the new business model results in a significantly greater proportion of rental revenue received over a shorter period of time, the Company has changed its method of amortizing rental inventory in order to match expenses with the anticipated revenues to be generated therefrom.

     Post-October 1, 1998 policy

     Relative to tapes acquired under revenue sharing, as of October 1, 1998, it is the Company's policy to expense the studio's share of the revenue which has been included in cost of rental in the accompanying statement of operations. Revenue sharing expense is recognized net of an estimated salvage value of $4 per videocassette.

     Non-revenue sharing new release videocassettes acquired at a fixed price are amortized on an accelerated basis to an average net book value of $8 over four months and then to an estimated salvage value of $6 over the following 56 months.

     Base stock videocassettes purchased at a fixed price for new store openings and filler stock are amortized straight-line over 60 months to an estimated $6 salvage value.

     Pre-October 1, 1998 policy

     Previous to October 1, 1998, non-revenue sharing new release videocassettes were amortized on an accelerated basis over 4 months to an average net book value of $15 and then on a straight-line basis to their estimated salvage value of $6 over the next 32 months.

     Base stock videocassettes were amortized on a straight-line basis to an estimated salvage value of $6 over 36 months.

     The change in estimate, effective October 1, 1998 decreased net loss by $1.0 million, or $.03 per diluted share net of tax in the fourth quarter of 1998. The Company anticipates that rental product amortization combined with revenue sharing expense will increase as a percentage of total revenue in 1999, as compared to 1998, due to the change in the accounting method.

     The new method of amortization has been applied to rental inventory held as of October 1, 1998. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle, and accordingly the Company recorded a pre-tax charge of $99.9 million, or $1.53 per diluted share, in the fourth quarter of 1998. The calculation of the change in operating expense attributable to videocassettes for periods prior to October 1, 1998 would not be meaningful because the new business model involving revenue sharing arrangements had not been implemented.

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

7.   ACQUISITIONS

     Reel.com

     On October 1, 1998, the Company completed the merger of Reel.com, Inc. ("Reel.com") with and into Hollywood Entertainment Corporation. At the closing, the Company acquired all the outstanding shares of Reel.com for $32.7 million in cash and 4,000,000 shares of Common Stock and 1,000,000 shares of Series A Redeemable Preferred Stock. Both common and preferred shares were valued at $10.69 per share, representing a 10% discount from the October 1, 1998 closing price. In addition, the Company assumed Reel.com's incentive stock option plan and converted all outstanding Reel.com stock options into options to acquire the Company's Common Stock. Options for a total of 958,568 shares were issued in connection with the acquisition (the options granted were valued at $11.31 per share using the Black-Sholes option valuation model).

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

     Store Acquisitions

     During 1998, the Company acquired the operations and assets of 41 video superstores located in New York (11) and Florida (30) for an aggregate purchase price of $14.1 million. $6.0 million of the purchase price was paid with a note payable bearing interest at 10.0% per annum due
     April 1, 1999, and the remainder was paid in cash. The acquisitions were accounted for under the purchase method of accounting. $9.8 million was allocated to Goodwill and is being amortized over the estimated useful life of 20 years. The results of operations for these acquisitions do not have a material effect on the consolidated operating results and therefore are not included in the pro forma data presented above.

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

     Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during 1998 (excluding the options issued in connection with the Reel.com acquisition), 1997 and 1996 was $6.77, $10.10 $4.84 per option, respectively. Options issued in connection with the Reel.com acquisition totaled 958,568 and had an average fair market value of $10.8 million at the closing date using the Black-Scholes option valuatiion model.

     For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The value of options issued in connection with the Reel.com acquisition are excluded from the proforma disclosure as the value of these options was part of the acquisition purchase price.

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

     A summary of the Company's stock option activity and related information for 1998, 1997 and 1996 is as follows (in thousands, except per share amounts):


                                                  Weighted
                                                   Average
                                                  Exercise
                                      Shares         Price
                                      -------    ---------
Outstanding at December 31, 1995        2,174         6.57
 Granted                                2,858        10.24
 Exercised                              (127)         6.62
 Cancelled                              (865)        15.29
                                      -------    ---------
Outstanding at December 31, 1996        4,040         9.25
 Granted                                2,165        16.35
 Exercised                              (480)         7.74
 Cancelled                              (587)        11.79
                                      -------    ---------
Outstanding at December 31, 1997        5,138        12.09
 Granted (1)                            5,347         8.55
 Exercised                              (633)         7.39
 Cancelled                            (2,392)        13.79
                                      -------    ---------
Outstanding at December 31, 1998        7,460         9.40
                                       =======   =========

(1) Includes 958,568 stock options issued in connection with the Reel.com acquisition. See Note 7.

     A summary of options outstanding and exercisable at December 31, 1998 is as follows (in thousands, except per share amounts):

                     Options Outstanding            Options Exercised
               -----------------------------------  ---------------------
                              Weighted    Weighted               Weighted
                              Average      Average               Average
                   Number    Remaining    Exercise     Number    Exercise
                Outstanding Life (years)    Price   Exercisable    Price
                ------------------------ ---------  -----------  --------
$ 0.56 - $6.50(1) 1,803          7.52      $ 2.90        559     $  4.23
  6.84 -  9.25    1,562          7.48        8.33        272        7.65
  9.50 - 10.44    1,785          8.58       10.16         56       10.27
 10.50 - 15.00    1,541          7.54       12.60        440       12.58
 15.13 - 24.00      769          7.31       18.68        160       19.03
                  7,460          7.75      $ 9.40      1,487     $  9.14

(1) Includes 958,568 stock options issued in connection with the Reel.com acquisition. See Note 7.

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

     The Company recorded a $6.8 million charge in the fourth quarter of 1997 to write down video game inventory and related accessories to net realizable value that had become obsolete due to advancements in video game technology. Of the $6.8 million charge, $2.3 million was included in cost of product sales and $4.5 million was included in cost of rental sales on the consolidated statements of operations.

     The Company recorded a $4.6 million charge in the fourth quarter of 1997 for costs related to the Company's self-tender offer to acquire shares of its common stock at $11.00 per share, which failed because the minimum number of shares required for the transaction were not tendered. This charge is included in general and administrative expenses on the consolidated statements of operations.

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

                                       Year Ended December 31, 1998
                                      -------------------------------
                                      Hollywood
                                          Video   Reel.com       Total
                                      ---------   --------   ---------
Revenues                              $ 756,658    $ 7,250   $ 763,908
Depreciation and amortization           184,147     12,702     196,849
Operating income                        (14,527)   (21,924)    (36,451)
Interest expense, net                    31,727        166      31,893
Total assets                            842,212     94,118     936,330
Purchase of property and
  equipment, net                        131,364        758     132,122


There was only one segment, Hollywood Video, in 1997 and 1996.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data is as follows (in thousands, except per share data):

                                                Quarter Ended
                               ---------------------------------------
  1998                            March      June  September  December
  ----------------------       --------  --------  ---------  --------

  Total revenue                $169,952  $166,731   $184,072  $243,153
  Gross margin                  115,210   109,727    123,396    55,998
  Income from operations         19,797    17,403     18,982   (92,633)
  Net income (loss)               7,663     5,654      6,082   (69,863)
  Net income (loss) per
   share:
     Basic                         0.21      0.15       0.16    (1.56)
     Diluted                       0.21      0.15       0.16    (1.56)

  1997
  ----------------------
  Total revenue                $110,475  $110,002   $124,621  $155,403
  Gross margin                   75,040    71,166     81,374    97,436
  Income from
   operations                    14,329    11,177     12,273     4,398
  Net income (loss)              (3,607)    5,481      4,572    (1,450)
  Net income (loss) per
   share:
    Basic                         (0.10)     0.15       0.12    (0.04)
    Diluted                       (0.10)     0.15       0.12    (0.04)



18. Subsequent Events (unaudited)

    On January 24, 2000, the Company and Rentrak Corporation reached a settlement of their dispute concerning revenue sharing videocassettes Rentrak had provided to the Company. The settlement agreement resolves all disputes between the companies and dismisses all claims against the Company. The Company incurred $23.1 million in settlement and legal costs. The settlement included $8 million in cash to cover outstanding invoices and consideration for business disruption to Rentrak; $6.0 million to cover Rentrak's legal fees and costs; and finally, the Company issued 200,000 shares of its common stock to Rentrak. Additionally, the Company also incurred $5.8 million in legal fees related to the lawsuit.

On November 1, 1999, the Company and Twentieth Century Fox Home Entertainment reached a settlement of their dispute. Fox had filed suit alleging fraud and interference with Fox's contract with Rentrak. The Company incurred $2.3 million in settlement and related legal costs. The Company and Fox are satisfied with the resolution and will normalize business relations.

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