Form 10-Q/A
period 1998-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-03-03
CIK 905895

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ----------------


                                  FORM 10 Q/A
                                AMENDMENT NO.1

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     HOLLYWOOD ENTERTAINMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                  (In thousands, except per share amounts)

                                         --------------------
                                           Three Months Ended
                                                March 31,
                                             1999       1998
                                         --------   --------
Revenue:
Rental revenue                            $221,315   $141,363
Product sales                               45,214     28,589
                                          --------   --------
                                           266,529    169,952
                                          --------   --------
Cost of sales:
 Cost of rental                             68,514     36,294
 Cost of product                            31,434     18,448
                                          --------   --------
                                            99,948     54,742

Gross margin                               166,581    115,210

Operating expenses:
 Operating and selling                     120,825     85,563
 General and administrative                 18,240      8,381
 Amortization of intangibles                14,126      1,469
                                          --------   --------
                                           153,191     95,413
                                          --------   --------

Income from operations                      13,390     19,797

Nonoperating income (expense):
 Interest income                                 7         84
 Interest expense                          (9,619)    (7,110)
                                          --------   --------
Income before income taxes                   3,778     12,771

Provision for income taxes                 (6,555)    (5,108)
                                          --------   --------
Income (loss) before cumulative
 effect of a change in accounting
 principle                                 (2,777)      7,663
Cumulative effect of a change in
 accounting principle
(net of income tax benefit of $983)        (1,444)          -
                                          --------    --------
Net income (loss)                         $(4,221)     $ 7,663
                                          ========    ========
Net income (loss) per share before
 cumulative effect of a
 change in accounting principle
  Basic                                   $ (0.06)      $ 0.21
  Diluted                                 $ (0.06)      $ 0.21
Net income (loss) per share:
  Basic                                   $ (0.09)      $ 0.21
  Diluted                                 $ (0.09)      $ 0.21
Weighted average shares outstanding:
  Basic                                     45,212      36,842
  Diluted                                   45,212      37,377


  The accompanying notes are an integral part of this financial statement.

                     HOLLYWOOD ENTERTAINMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)


                                         -----------------------
                                         March 31,   December 31,
                                           1999          1998
                                         ---------     ---------
ASSETS
Current assets:
 Cash and cash equivalents                 $ 4,684       $ 3,975
 Accounts receivable                        44,481        40,862
 Merchandise inventories                    59,224        58,083
 Prepaid expenses and other current
  assets                                    10,513        12,138
                                          --------      --------
  Total current assets                     118,902       115,058

Videocassette rental inventory, net        289,741       259,255
Property and equipment, net                339,528       328,182
Goodwill, net                              175,142       187,607
Deferred income tax                         36,161        35,513
Other assets, net                           11,407        10,715
                                          --------      --------
                                          $970,881      $936,330
                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  obligations                              $ 2,418       $ 8,418
 Accounts payable                           90,217       107,865
 Accrued expenses                           36,444        34,664
 Accrued revenue sharing                    19,577        13,500
 Accrued interest                            3,059         9,693
 Income taxes payable                       10,695         5,739
                                          --------      --------
  Total current liabilities                162,410       179,879

Long-term obligations, less current
 portion                                   433,350       383,727
Other liabilities                           27,266        25,133
                                          --------      --------
                                           623,026       588,739
                                          ========      ========
Shareholders' equity:
Preferred stock, 22,619,737 shares
 authorized; no shares issued
 and outstanding                                 -             -
Common stock, 100,000,000 shares
 authorized; and  45,409,693 and
 44,933,055 shares issued and
 outstanding, respectively                 358,552       354,067
Retained deficit                          (10,697)       (6,476)
                                          --------      --------
  Total shareholders' equity               347,855       347,591
                                          --------      --------
                                          $970,881      $936,330
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

                     HOLLYWOOD ENTERTAINMENT CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K/A Amendment No.1 for the current year ended December 31, 1998, filed with the Securities and Exchange Commission.

 (1)  Accounting Policies

   The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1998 audited consolidated financial statements included in the Company's Form 10-K/A Amendment No.1. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

 (2)  Statements of Changes in Shareholders' Equity

    An analysis of the shareholders' equity amounts for the first quarter ended March 31, 1999 is as follows:


                                      -------------------------
(In thousands, except                 Common Stock
 share amounts)                             Shares       Amount
                                      ------------   ----------
Balance at December 31, 1998            44,933,055     $354,067
Issuance of common stock
 under option plan                         476,638        2,613
Tax benefit from exercise
 of stock options                                         1,872
Net income                            ------------   ----------
Balance at March 31, 1999               45,409,693     $358,552
                                      ============   ==========

                                          ---------------------
                                           Retained
(In thousands, except                       Deficit     Total
 share amounts)                           ---------   ---------
Balance at December 31, 1998               $(6,476)    $347,591
Issuance of common stock
 under option plan                                        2,613
Tax benefit from exercise
 of stock options                                         1,872
Net income                                  (4,221)      (4,221)
                                          ----------  ---------
Balance at March 31, 1999                 $(10,697)    $347,855
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

   The following table is a reconciliation of the basic and diluted earnings per share computations:


                                     ----------------------------
                                          Three Months Ended
                                            March 31, 1999
                                      (In thousands, except per
                                            share amounts)
                                     ----------------------------
                                                            Per
                                                           Share
                                       Income    Share    Amounts
                                     ---------   ------   --------
Basic income (loss) per share:       $(4,221)    45,212   $ (0.09)

Effect of dilutive securities:
     Stock options                          -         -
                                    ---------   -------  ---------
Dilutive income (loss) per share:    $(4,221)    45,212  $  (0.09)
                                    =========   =======  =========

                                          ----------------------------------
                                                Three Months Ended
                                                   March 31, 1998
                                        (In thousands, except share amounts)
                                         -----------------------------------
                                                                      Per
                                                                     Share
                                             Income      Share      Amounts
                                           ---------   --------    ---------
Basic income (loss) per share:              $  7,663     36,842      $  0.21

Effect of dilutive securities:
     Stock options                                 -        535
                                           ---------   --------    ---------
Dilutive income (loss) per share:           $  7,663     37,377      $  0.21
                                           =========     ======    =========

Due to the Company's loss in the first quarter of 1999, stock options accounted for using treasury stock method would be antidilutive. Accordingly, 3.0 million shares have been excluded from dilutive net loss per share calculation for the three months ended March 31, 1999.


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

                                     Quarter Ended March 31, 1999
                                   --------------------------------
                                   Hollywood
                                     Video     Reel.com       Total
                                   ---------   --------   ---------
Revenues                           $ 260,174    $ 6,355   $ 266,529
Depreciation and amortization         42,286     12,762      55,048
Operating income (loss)               33,991   (20,601)(1)   13,390
Interest expense, net                  9,045        567       9,612
Total assets                         889,306     81,575     970,881
Purchase of property and
  Equipment, net                      23,776        643      24,419

(1) Reel.com's operating loss includes $12.5 million in goodwill amortization. Excluding the goodwill amortization, Reel.com's operating loss would have been $8.1 million.

There was only one segment, Hollywood Video in the first quarter of 1998.

(7) Subsequent Events

    On January 24, 2000, the Company and Rentrak Corporation reached a settlement of their dispute concerning revenue sharing videocassettes
Rentrak had provided to the Company. The settlement agreement resolves all disputes between Rentrak and the Company and dismisses all claims against the Company. The Company incurred $23.1 million in settlement and legal costs, which includes $8.0 million in cash to cover outstanding invoices and consideration for business disruption payable to Rentrak; $6.0 million to cover Rentrak's legal fees and costs; and the issuance of 200,000 shares of the Company's common stock to Rentrak. The Company also incurred $5.8 million in legal fees related to the lawsuit.

    On November 1, 1999, the Company and Twentieth Century Fox Home Entertainment reached a settlement of their despute. Fox had filed suit alleging fraud and interference with Fox's contract with Rentrak. The Company incurred $2.3 million in settlement and related legal costs.

ITEM 2  FINANCIAL HIGHLIGHTS

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

   The following table sets forth, (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
   (iii) selected operating data.

                                                ---------------------
                                                  Three Months Ended
                                                        March 31,
                                                  1999         1998
                                                --------     --------
                                                     (Unaudited)
REVENUE:
  Rental revenue                                   83.0          83.2
  Product sales                                    17.0          16.8
                                                -------       -------
                                                  100.0         100.0

GROSS MARGIN                                       62.5          67.8

OPERATING EXPENSES:

Operating and selling                              45.3          50.3
General and administrative                          6.9           4.9
Amortization of intangibles                         5.3           1.0
                                                -------       -------
                                                   57.5          56.2

INCOME FROM OPERATIONS                              5.0          11.6

Nonoperating income (expense), net                (3.6)         (4.1)
                                                -------       -------
Income before income taxes                          1.4           7.5

Provision for income taxes                        (2.5)         (3.0)
                                               --------       -------
Income (loss) before cumulative effect of
 a change in accounting principle                 (1.1)           4.5

Cumulative effect of a change in accounting
 principle                                        (0.5)             -
                                               --------      --------
NET INCOME (LOSS)
                                                  (1.6)           4.5
                                               ========      ========
---------------------------------------------------------------------
Other finanical data:
  Rental margin (1)                                69.0          74.3
  Product margin (2)                               30.5          35.5
---------------------------------------------------------------------
EBITDA (3)
  Hollywood Superstores                          74,459        62,613
  Reel.com                                       (7,839)            -
                                              ---------      --------
Consolidated EBITDA                              66,620        62,613

Add special charges (4)                           1,444             -
Add non-cash expenses (5)                        11,920         6,818
Less existing store investments for new
  release rental inventory (5)                  (37,758)      (42,409)
                                              ---------      --------
Adjusted EBITDA (5)                             (42,226)      (27,022)

Cash flow from:
 Operating activities                            37,708        38,477
 Investing activities                           (85,107)      (83,404)
 Financing activities                            48,108        45,378
---------------------------------------------------------------------
Operating data:
 Number of stores at quarter end                  1,322           995
 Comparable store revenue increase (6)              18%            2%
---------------------------------------------------------------------

(1) Rental gross margin as a percentage of rental revenue.

(2) Product gross margin as a percentage of product revenue.

(3) EBITDA consists of operating income before interest tax, depreciation and amortization. EBITDA should not be viewed as a measure of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operations. EBITDA is not necessarily comparable to other companies due to the lack of definition of EBITDA by all companies.

(4) The special charge relates the cumulative effect of a change in accounting principle resulting from the adoption of SOP 98-5. See Note 5 to the Consolidated Financial Statements.

(5) Adjusted EBITDA represents income from operations before depreciation and amortization plus non-cash expenses that reduce EBITDA, less the cost of acquiring new release videocassettes and game inventory which are capitalized. Adjusted EBITDA is consistant with the calculation specified in the Company's debt covenants in its bank revolving credit agreement. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liguidity. Our calculation of adjusted EBITDA is not necessarily comparable to other companies due to the lack of uniform definitions of EBITDA by all companies.

(6) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

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

GROSS MARGIN

   Rental margin, as a percentage of rental revenue, decreased in 1999 to 69.0% from 74.3% in 1998. The decreased margin primarily relates to increased revenue sharing payments to studios and increased rental revenues. Pursuant to the change in accounting method adopted on October 1, 1998, revenue sharing payments were expensed and rental tape amortization was accelerated. During the first quarter of 1999, payments made pursuant to the revenue sharing agreements increased by $37.9 million as compared to the first quarter of 1998. This increase was partially offset by a decrease in rental tape amortization of $5.3 million. The Company was not operating under the revenue sharing model during the first quarter of 1998.

   Product margin as a percentage of product sales decreased from 35.5% in the prior year first quarter to 34.7% for the current year first quarter, excluding Reel.com. The cost of product sales as a percentage of product revenue, including Reel.com, was 30.5% The Company's gross margin on product sales has been affected by continuing pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader in order to drive customer traffic.

Operating and Selling

   Total operating expenses of $120.8 million for the first quarter of 1999 increased $35.3 million from $85.6 million in the prior year first quarter. Operating and selling expenses decreased as a percentage of total revenue to 45.3% in 1999 compared to 50.3% in 1998, primarily due to an increase in the average revenue generated per store. The increase in total operating expenses resulted from an increase in store labor cost of $8.2 million, occupancy costs of $12.6 million, other store operating expenses of $4.3 million and Reel.com operating costs of $5.7 million. With the exception of Reel.com, operating expenses increased due to the growth in the number of superstores operated by the Company.

General Administrative

   General and administrative expenses increased by $9.9 million to $18.2 million from $8.4 million in the prior year. The increase is due to higher payroll and related expenses and an increase in legal expenses. In addition, Reel.com incurred $2.8 million in general and administrative costs in the first quarter of 1999.

Amortization of Intangibles

   Amortization of intangibles increased by $12.7 million in the current year first quarter compared with the corresponding period of the prior year. The increase primarily relates to the amortization of goodwill associated with the Reel.com acquisition.

NONOPERATING INCOME (EXPENSE), NET

   Interest expense, net of interest income increased by $2.6 million in the current year first quarter compared to the corresponding period of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

INCOME TAXES

   The Company's effective tax rate was a provision of 173% in the current year first quarter compared to a provision of 40% in the prior year first quarter. The significant increase is due to the Company's net loss for financial reporting purposes versus net income for tax reporting purposes. This was primarily caused by the non-deductibility of goodwill amortization associated with the Reel.com acquisition.

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

Capital Expenditures

   The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening for new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits. We currently anticipate that capital expenditures of approximately $164.3 million will be incurred in 1999, of which $153.7 million is anticipated to relate to new, relocated and remodeled stores and conversion of acquired stores. The remaining balance relates to corporate capital expenditures. We expect the total investment per new store to approximate $450,000, which includes rental and merchandise inventory, leasehold improvement, signage, furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market, and other factors. These capital expenditures will be funded primarily by cash generated by operations, supplemented by the availability of the senior revolving line of credit or other forms of equipment financing and/or leasing if necessary.

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




                       HOLLYWOOD ENTERTAINMENT CORPORATION
                       -----------------------------------
                                   (Registrant)





---------------     -------------------------------------
    (Date)                       David G. Martin
                     Executive Vice President and Chief Financial Officer
                    (Authorized Officer and Principal Financial and
                    Accounting Officer of the Registrant)