Form 10-Q/A
period 1999-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-03-03
CIK 905895

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           --------------

                              FORM 10 Q/A
                           AMENDMENT NO. 1

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

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 HOLLYWOOD ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
              (In thousands, except per share amounts)


                           Three Months Ended     Six Months Ended
                               June 30,              June 30,
                        -------------------------------------------
                            1999      1998        1999      1998
                        ----------   -------- ----------- ---------
REVENUE: (NOTE 7)
Rental revenue            $205,628   $141,572    $426,943   $282,936
Product sales               44,740     25,159      89,954     53,746
                         ---------   --------  ----------  ---------
                           250,368    166,731     516,897    336,682
                         ---------   --------  ----------  ---------

COST OF SALES:
 Cost of rental            63,100     40,777      131,746     77,071
 Cost of product           31,886     16,227       63,320     34,675
                         --------    -------   ----------  ---------
                           94,986     57,004      195,066    111,746

GROSS MARGIN              155,382    109,727      321,831    224,936

OPERATING EXPENSES:
Operating and selling      120,465     83,271     241,158    168,832
General and
administrative              15,020      7,585      33,260     15,966
Amortization of
intangibles                 14,190      1,468      28,316      2,937
                         ---------   --------   ---------   --------
                           149,675     92,324     302,734    187,735
                         ---------   --------   ---------   --------

INCOME FROM OPERATIONS
 (NOTE 7)                    5,707     17,403      19,097     37,201

Nonoperating income
(expense):
Interest income                 66          5          73         88
Interest expense          (11,491)    (7,797)    (21,110)   (14,907)
                         ---------   --------   ---------   --------
Income (loss) before
income taxes (Note7)       (5,718)      9,611     (1,940)     22,382

Provision for income
taxes                      (2,611)     (3,957)    (9,166)    (9,065)
                         ---------   ---------  ---------   --------

Income (loss before
cumulative effect of
a change in accounting
principle                  (8,329)       5,654   (11,106)     13,317

Cumulative effect of
a change in accounting
principle (net of
income tax benefit
of $983)                         -          -    (1,444)           -
                         ---------   --------   ---------   --------

NET INCOME (LOSS)        $ (8,329)    $ 5,654   $(12,550)   $ 13,317
                         =========   ========   =========   ========
------------------------------------------------------------------------
Net income (loss) per
share before cumulative
effect of a change in
accounting principle
 Basic                   $  (0.18)     $ 0.15    $ (0.24)     $ 0.36
 Diluted                 $  (0.18)     $ 0.15    $ (0.24)     $ 0.36
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

                 HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                (In thousands, except share amounts)


                                                -------------------------
                                                  June 30,    December 31
                                                    1999          1998
                                                -----------    ----------
ASSETS

Current assets:
 Cash and cash equivalents                        $   6,148      $  3,975
 Accounts receivable                                 40,057        40,862
 Merchandise inventories                             56,819        58,083
 Prepaid expenses and other current assets           10,150        12,138
                                                 ----------     ---------
 Total current assets                               113,174       115,058

Videocassettes rental inventory, net                289,547       259,255
Property and equipment, net                         346,706       328,182
Goodwill, net                                       171,377       187,607
Deferred income tax                                  42,597        35,513
Other assets, net                                    13,347        10,715
                                                 ----------    ----------
                                                  $ 976,748     $ 936,330
                                                 ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term obligations        $ 9,218      $  8,418
 Accounts payable                                    65,663       107,865
 Accrued expenses                                    29,590        34,664
 Accrued revenue sharing                             18,086        13,500
 Accrued interest                                     8,974         9,693
 Income taxes payable                                 6,354         5,739
                                                  ---------     ---------
  Total current liabilities                         137,885       179,879

Long-term obligations, less current portion         462,815       383,727
Other liabilities                                    33,512        25,133
                                                  ---------     ---------
                                                    634,212       588,739
Shareholders' equity:
 Preferred stock, 19,500,000 shares authorized;
  no shares issued and outstanding                        -             -
 Common stock, 100,000,000 shares authorized;
  and 45,698,698 and 44,933,055 shares issued
  and outstanding, respectively                     361,562       354,067
 Retained deficit                                  (19,026)       (6,476)
                                                 ----------     ---------
  Total shareholders' equity                        342,536       347,591
                                                 ----------     ---------
                                                  $ 976,748      $936,330
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

                 HOLLYWOOD ENTERTAINMENT CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K/A Amendment No. 1 for the current year ended December 31, 1998, filed with the Securities and Exchange Commission.

 (1)  Accounting Policies

        The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1998 audited consolidated financial statements included in the Company's Form 10-K/A Amendment No. 1. Certain prior year amounts have been reclassified to conform to the presentation used for the current year.

 (2)  Statement of Changes in Shareholders' Equity

   An analysis of the shareholders' equity amounts for the two quarters ended June 30, 1999 is as follows:


                                                         Common Stock
                                                  --------------------------
(In thousands, except share amounts)                Shares          Amount
                                                  -----------    -----------

Balance at December 31, 1998                       44,933,055      $ 354,067
  Issuance of common stock under option plan          765,643          4,034
  Tax benefit from exercise of stock options                           3,461
  Net loss                                        -----------    -----------
Balance at June 30, 1999                           45,698,698      $ 361,562
                                                  ===========    ===========



                                                      ----------------------
                                                       Retained
(In thousands, except share amounts)                     Deficit      Total
                                                      ----------  ----------
Balance at December 31, 1998                           $ (6,476)   $ 347,591
 Issuance of common stock under option
  plan                                                                 4,034
 Tax benefit from exercise of stock
  options                                                              3,461
 Net loss                                               (12,550)    (12,550)
                                                      ----------   ---------
Balance at June 30, 1999                              $ (19,026)   $ 342,536
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
                           =========    =======   =======  =======   =======  =====

Due to the Company's loss in the first two quarters of 1999, stock options accounted for using treasury stock method would be antidilutive.
Accordingly, 2.6 million shares have been excluded from the dilutive net loss per share calculation for the six months ended June 30, 1999.

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

   The Company identifies its segments based on management responsibility. The Company has two segments, the Hollywood Video segment, which consists of the Company's 1,403 retail stores located in 43 states and the District of Columbia, and the Reel.com segment, which is the leading video-only store on the internet. The Company measures segment profit as operating profit, which is defined as income before interest expense and income taxes. Information on segments and a reconciliation to income before income taxes are as follows (in thousands):

                      ----------------------------------------------------------
                       Three Months Ended,                  Six Months Ended,
                        June 30, 1999                         June 30, 1999
                      ----------------------------  -----------------------------
                      Hollywood                     Hollywood
                        Video   Reel.com   Total      Video   Reel.com   Total
                      --------- --------  --------  --------- -------- ---------
Revenues               $241,977  $ 8,391  $250,368  $ 502,151 $ 14,746 $ 516,897
Depreciation and
amortization             43,020   12,795    55,815     85,306   25,557   110,863
Operating income
 (loss)(1)               26,332 (20,625)     5,707     60,323  (41,226)   19,097
Interest expense, net    10,600      891    11,491     19,652    1,458    21,110
Total assets            905,376   71,372   976,748    905,376   71,372   976,748
Purchase of property
 and equipment, net      19,607    1,446    21,053     43,383    2,089    45,472

(1) Reel.com's operating loss includes $12.5 million and $25.1 million in goodwill amortization for the second quarter and current year two quarters, respectively. Excluding the goodwill amortization, Reel.com's operating loss would have been $8.1 million and $16.1 million for the second quarter and current year two quarters, respectively.

There was only one segment, Hollywood Video, in the prior year two quarters ended June 30,1998.

(8) Subsequent Events

    On January 24, 2000, the Company and Rentrak Corporation reached a settlement of their dispute concerning revenue sharing videocassettes Rentrak had provided to the Company. The settlement agreement resolves all disputes between Rentrak and the Company and dismisses all claims against the Company. The Company incurred $23.1 million in settlement and legal costs, which includes $8.0 million in cash to cover outstanding invoices and consideration for business disruption payable to Rentrak, $6.0 million to cover Rentrak's legal fees and costs, and the issuance of 200,000 shares of the Company's common stock to Rentrak. The Company also incurred $5.8 million in legal fees related to the lawsuit.

    On November 1, 1999, the Company and Twentieth Century Fox Home Entertainment reach a settlement of their despute. Fox had filed suit alleging fraud and iterference with Fox's contract with Rentrak. The Company incurred $2.3 million in settlement and related legal costs.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

   The following table sets forth (i) selected results of operations data expressed as a percentage of total revenue; (ii) other financial data; and (iii) selected operating data.


                              Three Months Ended   Six Months Ended
                                   June 30,              June 30,
                             -----------------------------------------
                                  1999       1998      1999      1998
                              --------   --------  --------  --------
                                 (Unaudited)             (Unaudited)
REVENUE:
 Rental revenue                   82.1       84.9      82.6      84.0
 Product sales                    17.9       15.1      17.4      16.0
                              --------    -------  --------   -------
                                 100.0      100.0     100.0     100.0
                              --------    -------  --------   -------

GROSS MARGIN                      62.1       65.8      62.3      66.8

OPERATING EXPENSES:

Operating and selling             48.1       49.9      46.7      50.1
General and administrative         6.0        4.5       6.3       4.7
Amortization of intangibles        5.7        0.9       5.5        .9
                              --------    -------  --------   -------
                                  59.8       55.3      58.5      55.7

INCOME FROM OPERATIONS:            2.3       10.5       3.8      11.1

Nonoperating income (expense),
 net                             (4.6)      (4.7)     (4.1)     (4.4)
                              --------    -------  --------   -------
Income (loss) before income
 taxes                           (2.3)        5.8     (0.3)       6.7

Provision for income taxes       (1.0)      (2.4)     (1.8)      (2.7)

Cumulative effect of a change
 in accounting principle             -          -     (0.3)         -
                              --------    -------  --------   -------
NET INCOME (LOSS)                (3.3)        3.4     (2.4)       4.0
                              --------    -------  --------   -------
---------------------------------------------------------------------
Other data:
  Rental margin (1)              69.3        71.2      69.1      72.8
  Product margin (2)             28.7        35.5      29.6      35.5
---------------------------------------------------------------------
EBITDA (3)
  Hollywood Superstores        68,660      69,939   143,119   132,552
  Reel.com                     (7,610)          -   (15,449)        -
                             --------    --------  --------   -------
  Consolidated EBITDA          61,050      69,939   127,670   132,552

Add special charges (4)             -           -     1,444         -
Add non-cash expenses (5)      11,758       2,716    23,678     9,534
Less existing store
 investments for new release
 rental inventory (5)         (25,856)    (42,472)  (63,614)  (84,881)
                             --------    --------  --------   -------
Adjusted EBITDA (5)           (46,952)    (30,183)   89,178    57,205

Cash flow from:
 Operating activities          23,163      65,059    60,871   103,536
 Investing activities         (60,974)    (92,584) (146,081) (175,988)
 Financing activities          39,275      27,133    87,383    72,511
---------------------------------------------------------------------
Operating Data:
Number of superstores
 at quarter end                 1,403       1,066     1,403     1,066
Comparable store revenue
 increase (6)                     18%          1%       18%        2%
----------------------------------------------------------------------

(1) Rental gross margin as a percentage of rental revenue.

(2) Product gross margin as a perentage of product revenue.

(3) EBITDA consists of operating income before interest, taxes, depreciation and amortization. EBITDA should not be viewed as a measure of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operations. EBITDA is not necessarily comparable to other companies due to the lack of definition of EBITDA by all companies.

(4) The special charge relates to the cumulative affect of a change in accounting principle resulting from the adoption of SOP 98-5. See Note 6 to the Consolidated Financial Statements.

(5) Adusted EBITDA represents income from operations before depreciation and amortization plus non-cash expenses that reduce EBITDA, less the cost of acquiring new release videocassettes and game inventory which are capitalized. Adjusted EBITDA is consistant with the calculation specified in the Company's debt convenants in its bank revolving credit agreement. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities (as determinded in accordance with GAAP) as a measure of liquidity. Our calculation of adjusted EBITDA is not necessarily comparable to other companies due to the lack of uniform definitions of EBITDA by all companies.

(6) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollwood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

REVENUE

   Revenue increased by $83.6 million, or 50%, in the second quarter and $180.2 million, or 54% in the current year two quarters compared with the corresponding periods of the prior year, respectively, primarily due to the addition of 337 superstores in the twelve months ended June 30, 1999. Revenue was also favorably impacted by an increase of 18% in comparable store revenue in the second quarter and current year two quarters, respectively, and the purchase of Reel.com in October 1998, which added $8.4 million and $14.7 million in revenue in the second quarter and current year two quarters, respectively, (of which $8.0 million and $13.9 million was on-line revenue, respectively).

GROSS MARGIN

   Rental margin as a percentage of rental revenues decreased to 69.3% and 69.1% in the current year second quarter and two quarters, compared to 71.2% and 72.8% in the corresponding periods of the prior year. The decrease in rental margins in both the current year second quarter and two quarters was due primarily to increased revenue sharing payments to studios and increased rental revenues. Pursuant to the change in accounting method adopted on October 1, 1998, revenue sharing payments are expensed and rental tape amortization was accelerated. During the current year second quarter and two quarters, payments made pursuant to the revenue sharing agreements increased by $36.6 million and $74.5 million, respectively,as compared to the corresponding periods of the prior year. This increase was partially offset by a decrease in rental tape amortization in the current year second quarter and two quarters of $14.0 million and $19.3 million, respectively, as compared to the corresponding periods of the prior year. The Company was not operating under the revenue sharing model during the first two quarters of 1998.


   Product gross margin as a percentage of product sales decreased from 35.5% for both the prior year second quarter and prior year two quarters to 32.9% in the current year second quarter and 33.8% in the current year two quarters, excluding Reel.com. Product gross margin as a percentage of product revenue, including Reel.com, was 28.7% and 29.6% in the second quarter and current year two quarters, respectively. The Company's gross margin on product sales has been affected by pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader in order to drive customer traffic.

Operating and Selling

   Total operating and selling expenses of $120.5 million and $241.2 million for the current year second quarter and two quarters, respectively, increased $37.2 million and $72.4 million from $83.3 million and $168.8 million from the prior year second quarter and two quarters, respectively. Operating and selling expenses decreased as a percentage of total revenue to 48.1% and 46.7% in the current year second quarter and two quarters, respectively, compared to 49.9% and 50.1% in the corresponding periods of the prior year, primarily due to an increase in the average revenue generated per store in 1999. The increase in total operating and selling expenses in both the current year second and two quarters resulted from the following:

    An increase in store labor costs of $10.2 million in the second quarter and $18.4 million in the current year two quarters.

    An increase in depreciation costs of $3.8 million in the current year second quarter and $8.2 million in the current year two quarters.

    An increase in occupancy costs of $11.8 million in the current year second quarter and $24.4 million in the current year two quarters.

    An increase in other store operating and selling expenses of $5.0 million in the current year second quarter and $9.1 million in the current year two quarters.

    An increase in Reel.com store operating expenses of $6.4 million in the current year second quarter and $12.3 million in the current year two quarters.

   With exception of Reel.com, store operating and selling expenses increased due to the growth in the number of superstores operated by the Company.

General Administrative

   General and administrative expenses of $15.0 million and $33.3 million in the current year second quarter and two quarters, respectively, increased by $7.4 million and $17.3 million from $7.6 million and $16.0 million from the prior year second quarter and two quarters, respectively. These increases were due to higher payroll and related expenses and an increase in legal expenses. In addition, Reel.com incurred $2.8 million and $5.6 million in general and administrative costs in the current year second quarter and two quarters, respectively.

Amortization of Intangibles

   Amortization of intangibles increased by $12.7 million and $25.4 million in the current year second quarter and current year two quarters respectively, compared with the corresponding period of the prior year, primarily due to the amortization of goodwill associated with the Reel.com acquisition.

Nonoperating Income (Expense), Net

   Interest expense, net of interest income increased in the current year second quarter and current year two quarters compared to the corresponding period of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

Income Taxes

   The Company's effective tax rate was a provision of 45.6% and 472.5% in the current year second quarter and current year two quarters, respectively, compared to a provision of 41.2% and 40.5% for the corresponding periods in the prior year. The increase is due to the Company's net loss for financial reporting purposes versus net income for tax reporting purposes. This is caused by the non-deductibility of goodwill amortization associated with the Reel.com acquisition.

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

Capital Expenditures

   The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening for new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits. We currently anticipate that capital expenditures of approximately $164.3 million will be incurred in 1999, of which $153.7 million is anticipated to relate to new relocated and remodeled stores and the conversion of acquired stores. The remaining balance relates to corporate capital expenditures. We expect the total investment per new store to approximate $450,000 which includes rental and merchandise inventory, leasehold improvements, signage, furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market, and other factors. These capital expenditures will be funded primarily by cash generated by operations, supplemented by the availability of a senior revolving line of credit or other forms of equipment financing and/or leasing if necessary.

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