Form 10-Q/A
period 1999-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-03-03
CIK 905895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

25600 Southwest Parkway Center Drive, Wilsonville, Oregon 97070
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

(unaudited)

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                    --------------------- ---------------------
                                      1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
Revenue: (Note 7)
  Rental revenue...................  $221,292   $156,008   $648,235   $438,944
  Product sales....................    45,027     28,064    134,981     81,810
                                    ---------- ---------- ---------- ----------
                                      266,319    184,072    783,216    520,754
                                    ---------- ---------- ---------- ----------

Cost of sales:
  Cost of rental revenue...........    67,440     42,573    199,186    119,644
  Cost of product..................    33,702     18,103     97,022     52,777
                                    ---------- ---------- ---------- ----------
                                      101,142     60,676    296,208    172,421
                                    ---------- ---------- ---------- ----------
Gross margin.......................   165,177    123,396    487,008    348,333
                                    ---------- ---------- ---------- ----------

Operating expenses:
  Operating and selling............   132,813     94,454    373,971    263,288
  General and administrative.......    16,960      8,438     50,220     24,404
  Amortization of intangibles......    14,388      1,522     42,704      4,459
                                    ---------- ---------- ---------- ----------
                                      164,161    104,414    466,895    292,151
                                    ---------- ---------- ---------- ----------
Income from operations (Note 7)....     1,016     18,982     20,113     56,182

Nonoperating income (expense):
  Interest income..................         4         -          77         89
  Interest expense.................   (11,999)    (8,760)   (33,109)   (23,668)
                                    ---------- ---------- ---------- ----------
Income (loss) before
 income taxes (Note7)..............   (10,979)    10,222    (12,919)    32,603
Provision for income taxes.........      (643)    (4,140)    (9,809)   (13,204)
                                    ---------- ---------- ---------- ----------
Income (loss) before cumulative
 effect of a change in
 accounting principle..............   (11,622)     6,082    (22,728)    19,399
Cumulative effect of a change
 in accounting principle (net
 of income tax benefit
 of $983)..........................        -          -      (1,444)        -
                                    ---------- ---------- ---------- ----------
Net income (loss)..................  ($11,622)    $6,082   ($24,172)   $19,399
                                    ========== ========== ========== ==========

Net income (loss) per share
 before cumulative effect of
 a change in accounting
 principle
  Basic............................    ($0.25)     $0.16     ($0.50)     $0.53
  Diluted..........................    ($0.25)     $0.16     ($0.50)     $0.52

Net income (loss) per share:
  Basic............................    ($0.25)     $0.16     ($0.53)     $0.53
  Diluted..........................    ($0.25)     $0.16     ($0.53)     $0.52

Weighted average shares
 outstanding:
  Basic............................    45,743     36,943     45,522     36,904
  Diluted..........................    45,743     37,907     45,522     37,622

The accompanying notes are an integral part of this financial statement.

HOLLYWOOD ENTERTAINMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

                                                    September 30, December 31,
                                                        1999          1998
                                                    ------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents.........................      $3,949        $3,975
 Accounts receivable...............................      40,593        40,862
 Merchandise inventories...........................      61,375        58,083
 Prepaid expenses and other current assets.........      10,857        12,138
                                                    ------------  ------------
 Total current assets..............................     116,774       115,058
Videocassettes rental inventory, net...............     310,048       259,255
Property and equipment, net........................     356,697       328,182
Goodwill, net......................................     158,992       187,607
Deferred income tax................................      42,094        35,513
Other assets, net..................................      13,320        10,715
                                                    ------------  ------------
                                                       $997,925      $936,330
                                                    ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term obligations.......      $2,418        $8,418
 Accounts payable..................................      84,534       107,865
 Accrued expenses..................................      32,509        34,664
 Accrued revenue sharing...........................      16,388        13,500
 Accrued interest..................................       4,311         9,693
 Income taxes payable..............................       4,524         5,739
                                                    ------------  ------------
  Total current liabilities........................     144,684       179,879
Long-term obligations, less current portion........     487,172       383,727
Other liabilities..................................      33,443        25,133
                                                    ------------  ------------
                                                        665,299       588,739
Shareholders' equity:
 Preferred stock, 19,500,000 shares authorized;
  no shares issued and outstanding.................         -            -
 Common stock, 100,000,000 shares authorized;
  and 45,776,722 and 44,933,055 shares issued
  and outstanding, respectively....................     363,274       354,067
 Retained deficit                                       (30,648)       (6,476)
                                                    ------------  ------------
  Total shareholders' equity.......................     332,626       347,591
                                                    ------------  ------------
                                                       $997,925      $936,330
                                                    ============  ============

The accompanying notes are an integral part of this financial statement.

HOLLYWOOD ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                             Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
Operating activities:
 Net income (loss).......................................  ($24,172)    $19,399
 Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
  Cumulative effect of a change in
    accounting principle.................................     1,444          -
  Depreciation and amortization..........................   164,066     149,684
  Change in deferred rent................................     2,286       3,171
  Change in deferred income taxes........................      (557)        249
  Net change in operating assets and liabilities:
    Accounts receivable..................................       269      (5,035)
    Merchandise inventories..............................    (3,292)      8,193
    Accounts payable.....................................   (23,331)     (1,652)
    Accrued interest.....................................    (5,382)     (4,894)
    Other current assets and liabilities.................      (646)      2,541
                                                          ----------  ----------
Cash provided by operating activities....................   110,685     171,656
                                                          ----------  ----------
Investing activities:
 Purchases of videocassette rental inventory, net........  (125,855)   (189,561)
 Purchase of property and equipment, net.................   (71,273)    (94,309)
 Investment in businesses acquired.......................   (15,976)         -
 Increase in intangibles and other assets................    (4,259)     (6,915)
                                                          ----------  ----------
Cash used in investing activities........................  (217,363)   (290,785)
                                                          ----------  ----------
Financing activities:
 Issuance of long-term obligations.......................    50,000          -
 Repayments of long-term obligations.....................    (7,555)     (1,779)
 Repurchase of common stock..............................        -       (6,185)
 Tax benefit from exercise of stock options..............     5,151       1,173
 Proceeds from exercise of stock options.................     4,056       2,140
 Increase in revolving loan, net.........................    55,000     122,001
                                                          ----------  ----------
Cash provided by financing activities....................   106,652     117,350
                                                          ----------  ----------
Decrease in cash and cash equivalents....................       (26)     (1,779)
Cash and cash equivalents at beginning of year...........     3,975       3,909
                                                          ----------  ----------
Cash and cash equivalents at end of third quarter........    $3,949      $2,130
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

  Statement of Changes in Shareholders' Equity

  An analysis of the shareholders' equity amounts for the three quarters ended September 30, 1999 is as follows:

  (In thousands, except share amounts)

                                     Common Stock
                                --------------------- Retained
                                  Shares     Amount    Deficit    Total
                                ----------- --------- --------- ---------
Balance at December 31, 1998 .. 44,933,055  $354,067   ($6,476) $347,591
  Issuance of common stock
    under option plan..........    843,667     4,056       -       4,056
  Tax benefit from exercise
    of stock options...........         -      5,151       -       5,151
  Net loss.....................         -        -     (24,172)  (24,172)
                                ----------- --------- --------- ---------
Balance at September 30, 1999.. 45,776,722  $363,274  ($30,648) $332,626
                                =========== ========= ========= =========

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
                     ---------------------------------------------------------
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
                     ========= ========= ======== ========= ========= ========

  Due to the Company's loss in the first three quarters of 1999, stock options accounted for using treasury stock method would be antidilutive. Accordingly, 2.3 million shares have been excluded from the dilutive net loss per share calculation.

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

                             Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                      ----------------------------- -----------------------------
                      Hollywood                     Hollywood
                        Video   Real.com    Total     Video   Real.com    Total
                      --------- --------- --------- --------- --------- ---------
Revenues............. $256,201   $10,118  $266,319  $758,352   $24,864  $783,216
Depreciation and
 amortization........   39,639    13,564    53,203   124,945    39,121   164,066
Operating income
 (loss)(1)...........   23,703   (22,687)    1,016    84,027   (63,914)   20,113
Interest
 expense, net........   10,737     1,262    11,999    30,389     2,720    33,109
Total assets.........  933,316    64,609   997,925   933,316    64,609   997,925
Purchase of
 property and
 equipment, net......   23,741     2,060    25,801    67,124     4,149    71,273

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

The following table sets forth, (i) selected results of operations data expressed as a percentage of total revenue; (ii) other financial data; and (iii) selected operating data .

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                    --------------------- ---------------------
                                      1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------
                                        (unaudited)           (unaudited)
Revenue:
  Rental revenue...................      83.1       84.8       82.8       84.3
  Product sales....................      16.9       15.2       17.2       15.7
                                    ---------- ---------- ---------- ----------
                                        100.0      100.0      100.0      100.0
                                    ---------- ---------- ---------- ----------

Gross margin.......................      62.0       67.0       62.2       66.9

Operating expenses:
  Operating and selling............      49.9       51.3       47.7       50.6
  General and administrative.......       6.4        4.6        6.4        4.7
  Amortization of intangibles......       5.3        0.8        5.5        0.8
                                    ---------- ---------- ---------- ----------
                                         61.6       56.7       59.6       56.1
                                    ---------- ---------- ---------- ----------

Income from operations.............       0.4       10.3        2.6       10.8

Nonoperating income (expense),
 net...............................      (4.5)      (4.7)      (4.2)      (4.5)
                                    ---------- ---------- ---------- ----------
Income (loss) before
 income taxes .....................      (4.1)       5.6       (1.6)       6.3

Provision for income taxes.........      (0.3)      (2.3)      (1.3)      (2.6)
                                    ---------- ---------- ---------- ----------
Income (loss) before cumulative
 effect of a change in
 accounting principle..............      (4.4)       3.3       (2.9)       3.7

Cumulative effect of a change
 in accounting principle...........        -          -        (0.2)        -
                                    ---------- ---------- ---------- ----------
Net income (loss)..................      (4.4)       3.3       (3.1)       3.7
                                    ========== ========== ========== ==========

________________________________________________________________________________

Other Data:

Rental margin......................      69.5%      72.7%      69.3%      72.7%
Product margin.....................      25.2%      35.5%      28.1%      35.5%

________________________________________________________________________________

EBITDA (3):
 Hollywood Superstores.............   $62,807    $72,217   $205,926   $204,769
 Reel.com..........................    (9,124)        -     (24,573)        -
                                    ---------- ---------- ---------- ----------
 Consolidated EBITDA...............    53,683     72,217    181,353    204,769

Add special charges (4)............        -          -       1,444         -
Add non-cash expenses..............    14,142      5,115     37,820     14,649
Less existing store investment
 for new release rental inventory..   (32,615)   (46,802)   (96,229)  (131,683)
                                    ---------- ---------- ---------- ----------
Adjusted EBITDA (5)................   $35,210    $30,530   $124,388    $87,735
                                    ========== ========== ========== ==========
Cash flows from:
   Operating activities............    49,814     68,120    110,685    171,656
   Investing activities............   (71,282)  (114,797)  (217,363)  (290,785)
   Financing activities............    19,269     44,839    106,652    117,350

________________________________________________________________________________

Operating Data:

Number of stores at quarter end....     1,474      1,134      1,474      1,134
Comparable store revenue
 increase (6)......................        11%         7%        16%         4%

________________________________________________________________________________

(1) Rental gross margin as a percentage of rental revenue.

(2) Product gross margin as a percentage of rental revenue.

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

(4) The special charge relates to the cumulative effect of a change in accounting principle resulting from the adoption of SOP 98-5. See Note 6 to the consolidated financial statements.

(5) Adjusted EBITDA represents income from operations before depreciation and amortization plus non-cash expenses that reduce EBITDA, less the cost of acquiring new release videocassettes and game inventory which are capitalized. Adjusted EBITDA is consistent with the calculation specified in the Company's debt convenants related to the line of credit facility. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of adjusted EBITDA is not necessarily comparable to other companies due to the lack of uniform definitions of EBITDA by all companies.

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

Gross Margin

Rental margin as a percentage of rental revenue decreased to 69.5% and 69.3% in the current year third quarter and three quarters, compared to 72.7% in the corresponding periods of the prior year. The decrease in rental margins in both the current year third quarter and three quarters primarily relates to increased revenue sharing payments to studios and increased rental revenues. Pursuant to the change in accounting method adopted on October 1, 1998, revenue sharing payments are expensed net of $4 salvage value per tape and rental tape amortization was accelerated. During the current year third quarter and three quarters, payments made pursuant to the revenue sharing agreements increased by $43.5 million and $118.0 million, respectively, as compared to the corresponding periods of the prior year. The increase was partially offset by a decrease in rental tape amortization in the current year third quarter and three quarters of $18.5 million and $37.8 million, respectively, as compared to the corresponding periods of the prior year. The Company was not operating under the revenue sharing models during the first three quarters of 1998.

Product margin as a percentage of product sales, excluding Reel.com, decreased from 35.5% for both the prior year third quarter and prior year three quarters to 31.2% in the current year third quarter and 33.0% in the current year three quarters. The Company's gross margin on product sales has been affected by pricing pressure on previously viewed sell-through video merchandise. Product margins as a percentage of product revenue, including Reel.com, was 25.2% and 28.1% in the third quarter and current year three quarters, respectively.

Operating and Selling

Total operating and selling expenses of $132.8 million and $374.0 million for the current year third quarter and three quarters, respectively, increased $38.4 million and $110.7 million from $94.5 million and $263.3 million from the prior year third quarter and three quarters, respectively. Operating and selling expenses decreased as a percentage of total revenue to 49.9% and 47.7% in the current year third quarter and three quarters, respectively, compared to 51.3% and 50.6% in the corresponding periods of the prior year primarily due to an increase in the average revenue generated per store in 1999. The increase in total operating and selling expenses in both the current year third quarter and three quarters resulted from the following:

An increase in store labor costs of $9.9 million in the third quarter and $28.3 million in the current year three quarters.

An increase in depreciation costs of $4.0 million in the current year third quarter and $12.2 million in the current year three quarters.

An increase in occupancy costs of $10.7 million in the current year third quarter and $35.1 million in the current year three quarters.

An increase in other store operating and selling expenses of $4.7 million in the current year third quarter and $14.0 million in the current year three quarters.

An increase in Reel.com store operating expenses of $9.1 million in the current year third quarter and $21.1 million in the current year three quarters.

With the exception of Reel.com, store operating and selling expenses increased due to the growth in the number of superstores operated by the Company.

General Administrative

General and administrative expenses of $17.0 million and $50.2 million in the current year third quarter and three quarters, respectively, increased by $8.5 million and $25.8 million from $8.4 million and $24.4 million from the prior year third quarter and three quarters, respectively. The increases were due to higher payroll and related expenses and an increase in legal costs. In addition, the Company incurred $2.3 million in settlement charges and related legal costs associated with the settlement of the Fox lawsuit (see Note 8). Finally, Reel.com incurred $1.6 million and $7.2 million in general and administrative costs in the current year and three quarters, respectively.

Amortization of Intangibles

Amortization of intangibles increased by $12.9 million and $38.2 million in the current year third quarter and current year three quarters respectively, compared with the corresponding periods of the prior year, primarily due to the amortization of the costs associated with the Reel.com acquisition.

Nonoperating Income (Expense), Net

Interest expense, net of interest income, increased in the current year third quarter and current year three quarters compared to the corresponding periods of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

Income Taxes

The Company's effective tax rate was a provision of 5.9% and 75.9% in the current year third quarter and current year three quarters, respectively, compared to a provision of 40.5% for both of the corresponding periods in the prior year. The change is due to the Company's net loss for financial reporting purposes versus net income for tax reporting purposes in the current year third quarter and three quarters. This is caused by the non-deductibility of goodwill amortization associated with the Reel.com acquisition.

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

At September 30, 1999, the Company had cash and cash equivalents of $3.9 million and a working capital deficit of $27.9 million. Videocassette rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non- current excludes them from the computation of working capital. The acquisition cost of videocassette rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of videocassette rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

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

Capital Expenditures

The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening for new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits. We currently anticipate that capital expenditures of approximately $164.3 million will be incurred in 1999, of which $153.7 million is anticipated to relate to new, relocated and remodeled stores and the conversion of acquired stores. The remaining balance relates to corporate capital expenditures. We expect the total investment per new store to approximate $450,000 which includes rental and merchandise inventory, leasehold improvement, signage, furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market, and other factors. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of senior revolving line of credit or other forms of equipment financing and/or leasing if necessary.

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

The Company's year 2000 project group has been coordinating the Company's year 2000 compliance efforts and has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance. The Company has substantially completed any necessary modifications and replacements; has conducted tests necessary to verify that the modified systems are operational; and has transitioned the compliant systems into the regular operations of the Company. All critical systems and applications are now year 2000 compliant. Noncritical systems and applications are approximately 95% complete and the remaining remediation work will be complete by November 30, 1999. The Company will continue to monitor and re-test systems and applications through the century rollover.

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

    Exhibit 27.1 Financial data schedule (electronic filing only)

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

Date: March 2, 2000