Form 10-K
period 1999-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-03-30
CIK 905895

Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)   Page 55



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC  20549

                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999
                              -----------------
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

Commission file number   0-21824
                        ----------
                      HOLLYWOOD ENTERTAINMENT CORPORATION
            (Exact name of registrant as specified in its charter)

        Oregon                                      93-0981138
   -----------------------------------------------------------------------
     (State or other jurisdiction of            (IRS Employer
     incorporation or organization)             identification No.)

      9275 SW Peyton Lane, Wilsonville, OR 97070
-----------------------------------------------------------------------
    (Address of principal executive offices)  (Zip Code)

                         (503) 570-1600
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 Title of Each Class               Name of Each Exchange on
-----------------------            Which Registered
                                   --------------------------
  Common Stock                     Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X    No
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]
     On March 13, 2000, the registrant had 46,145,892 shares of Common Stock outstanding, and on such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $266,148,273 based upon the last sale price reported for such date on the Nasdaq National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of registrant's Proxy Statement which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1999.

                      HOLLYWOOD ENTERTAINMENT CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED DECEMBER 31, 1999


Item                                                  Page

                                   PART I


1.  Business                                                   3
2.  Properties                                                12
3.  Legal Proceedings                                         13
4.  Submission of Matters to a Vote of Security Holders       13
4A. Executive Officers and Key Employees of the Registrant    14

                                   PART II

5.  Market for Registrant's Common Stock and Related
    Shareholder Matters                                       17
6.  Selected Financial Data                                   18
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       19
8.  Financial Statements and Supplementary Data               25
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                       25

                                   PART III

10. Directors and Executive Officers of the Registrant        26
11. Executive Compensation                                    26
12. Security Ownership of Certain Beneficial Owners and
    Management                                                26
13. Certain Relationships and Related Transactions            26

                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on
    Form 8-K                                                  27

                                    PART I

ITEM 1.   BUSINESS

GENERAL

Hollywood Entertainment owns and operates 1,615 Hollywood Video retail superstores in 44 states as of December 31, 1999 and is the second largest retailer of rentable home videocassettes, DVDs and video games in the United States. Based on 2000 industry estimates from Paul Kagan Associates, Inc. ("Paul Kagan"), we estimate that our video stores attained a U.S. market share of approximately 10%. Our customer transaction database contains information on about 27 million U.S. member accounts. Hollywood Video revenue increased from $17.3 million in 1993 to $1.1 billion in 1999. We added 355 stores in 1999 and intend to add approximately 200 to 250 stores in each of 2000 and 2001.

In addition, with the acquisition of Reel.com, Inc. ("Reel.com") in October 1998, we became the premier online destination for film-related content and commerce and began implementing a strategy to electronically deliver entertainment products directly into the homes of our customers via the internet. Reel.com's annual on-line revenue increased from $15.0 million in 1998 to $40.2 million in 1999.

INDUSTRY OVERVIEW

     Video Retail Industry

According to Paul Kagan, the videocassette and DVD rental industry was expected to grow by approximately 8%, reaching $8.7 billion in revenue in 1999. We believe this growth will continue in 2000 and possibly beyond, driven in part by greater availability of new release videocassettes as a result of revenue sharing arrangements and increased advertising by movie studios and video retailers. According to Paul Kagan, the U.S. videocassette industry (comprised of both rental and sales) has grown from $9.8 billion in revenue in 1990 to $18.5 billion in 1999, and is expected to reach $21.5 billion in 2002. Paul Kagan estimates that in 1999, 85.9 million, or 85.9% of the 100 million television households, owned a VCR. According to Paul Kagan, 20.5 million VCR's were estimated to be sold in the U.S. in 1999 which represents the largest number of VCR's sold in any single year. In addition, Paul Kagan estimates that about 2.5 million DVD players were sold in the U.S. in 1999, an increase of 178% over the prior year. According to Paul Kagan, the VCR and DVD markets will continue to grow as the number of multi-VCR households is expected to increase from 37.4 million in 1998 to 46.0 million by 2002 and the number of VCR's and DVD players sold in 2002 is expected to reach 23.2 million.

The home video industry is highly fragmented but has experienced consolidation in recent years as video store chains have gained significant market share from single store operators. Based upon information disclosed by Video Store Magazine and Paul Kagan, the five largest video store chains had a 41% market share of all U.S. consumer video rentals in 1998. Dun & Bradstreet, as cited by the Video Software Dealers Association, estimated that by the first quarter of 1999 there were about 24,590 independent video stores in the United States, down from about 26,960 in the first quarter of 1998. About 49% of all locations that rent video titles are currently operated by single store owners. In addition, according to the Video Software Dealers Association, more than 14,000 of these single store operators generate annual revenues of less than $220,000. We believe that there are several competitive advantages in being a large home video chain, including marketing efficiencies, brand recognition, access to more copies of each videocassette through direct revenue sharing agreements, sophisticated information systems, greater access to prime real estate locations, greater access to capital, and competitive pricing made possible by size and operating efficiencies. Even if there is significant consolidation, however, we expect that the home video industry will remain fragmented.

     Movie Studio Dependence on Video Retail Industry

According to Paul Kagan, the video retail industry is the single largest source of revenue to movie studios and represented approximately $7.3 billion, or 48.3%, of the $15.1 billion of estimated domestic studio revenue in 1999.
Of the hundreds of movies produced by the major studios each year in the U.S., relatively few are profitable for the movie studios based on box office revenue alone. According to the Motion Picture Association of America (the "MPAA"), between 1990 and 1998 only 7.2% of all movies released generated in excess of $20 million in U.S. theater revenue for studios. Over the same period, members of the MPAA reported that the average production, advertising and distribution cost per movie increased from $38.8 million to $78.0 million. We believe the customer is more likely to view "non-hit" movies on rented videocassette or DVD than in any other medium because video retail stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of new releases. As a result, video retail stores, including those operated by us, acquire movies on videocassette and DVD regardless of whether the movies were successful at the box office, thus providing movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, we believe movie studios are highly motivated to protect this unique and significant source of revenue.

Historically, movie studios have sought to generate incremental sources of revenue through the addition of new distribution channels. To maximize revenue, the studios have implemented a strategy of sequential release "windows," giving each distribution channel the rights to its movies for a limited time before making them available to the next sequential channel. The studios have determined the sequential order in which they release movies to each distribution channel based upon the order they believe will maximize their total revenue from all distribution channels combined. These distribution channels generally include the following, in release date order:

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

Trends in Video Rental and Sales

Studios have historically sold videocassettes to video retailers under two pricing structures, "rental" and "sell-through." Rental titles are initially sold at relatively high prices (typically $60 to $65 wholesale) and promoted primarily for rental, and then later re-released for sale to consumers at a lower price (typically $10 to $15 wholesale). Certain high-grossing box office films, generally with box office revenue in excess of $100 million, are targeted at the sell-through market. These titles are released on videocassette at a relatively low initial price (approximately $12 to $17 wholesale) and are both promoted as a rental title by video stores and sold directly to consumers through a broad array of retailers including video stores. Studios elect to release a title either as rental or sell-through based on which would optimize their income from the title.

More recently, the major studios and several large video retailers have entered into revenue sharing agreements as an alternative to the historical rental pricing structures. Studios began offering retailers more videocassettes for an individual title at substantially lower initial cost in exchange for a share of the rental revenue that those copies generate over their initial release window. The additional copies have contributed to improved consumer satisfaction early in a title's release because the supply of titles better matches demand. This has led to higher rental revenues for the video store industry as well as for studios. Revenue sharing also gives the studios an incentive to market these titles because they share in the revenue generated by increased transactions.

DVDs are an alternative format to VHS tapes that offer consumers digital picture and sound and additional features such as enhanced content and interactivity. According to the Electronics Industry Association, for the seven months ended July 1999, factories had shipped 1.6 million DVD players to dealers representing a 346% increase over the same period in 1998. The Company introduced DVDs in all its stores in November 1998, resulting in the most successful introduction of a new format in the Company's history. DVDs are the fastest growing new category introduced by the Company due to increased interest in older movie titles as a result of the substantial improvement in picture and sound quality over VHS.

Home Video Game Industry

The home video game industry has historically been affected by changing technology, limited hardware platform life cycles and hit-or-miss software titles. In addition, video games typically generate most of their rental revenue during the first twelve months after their release. Hollywood believes that during this time period, the differential between the retail price and the rental price of a new video game is typically high enough to make rentals an attractive alternative to the customer. According to Gerard Klauer Mattison & Co., Inc., the total domestic home video game market generated about $3.9 billion in software sales in 1998 and is expected to grow to about $5.8 billion in 1999, which represents a 49% increase.

Based upon estimates of Gerard Klauer Mattison & Co., Inc., Hollywood believes that most of the recent growth in the home video game industry has been fueled by the success of the Sony PlayStation-TM and Nintendo 64-TM and their respective video games. As of March 31, 1999, the installed base of Sony PlayStation and Nintendo 64 within the United States was about 15.7 million and
10.6 million units, respectively. The game industry has benefited from the recent successful launch of the Sega Dreamcast, and should continue to grow with the anticipated U.S. introduction of the Sony PlayStation II-TM, Nintendo's Dolphin system, and Microsoft's X-Box.

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

Focus on Company-Built Superstores and Excellent Locations. Unlike many video retailers who have grown through acquisitions, Hollywood has focused on controlled organic growth. Of Hollywood's 1,000 video superstores opened since 1995, over 90% of these stores have been opened as new stores where Hollywood chose the site through a rigorous selection process. We believe that this control over site selection and discipline in the real estate process have been among Hollywood's key competitive advantages.

Broad Selection and Superior Availability. We strive to provide our customers with the broadest selection of movies and video games. Our superstores typically carry approximately 8,000 titles and 15,000 videocassettes, DVDs and video games. Our goal is to offer more copies of popular new video releases and more titles than our competitors. In part because of our new revenue sharing arrangements with studios, we have increased the availability of most new releases and typically acquire 100 to 175 copies of "hit" movies for each Hollywood Video store.

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

Excellent Entertainment Value. We offer consumers the opportunity to rent new releases, video games and any of our catalog movie titles for five days in most of our stores. New release movies typically rent for $3.79 and catalog movies typically rent for $1.99. We believe movie rental in general, and our pricing structure and rental terms in particular, provide consumers convenient entertainment and excellent value.

Electronic Commerce. Having established our superstores as physical "portals" linking consumers to the movie studios, we have begun through the acquisition of Reel.com in October 1998 to establish an electronic "portal," linking customers in their homes to movies and movie related entertainment. We intend to build on our relationships with movie studios, internet businesses such as America Online and MSN and our more than 27 million physical store members to enhance our electronic commerce business.

Expanding Product Opportunities. We regularly explore opportunities to enhance entertainment experiences of our customers. We are in the early stages of rolling out a new business initiative that sells, buys and trades video games, as an expansion of our traditional video game rental business. This initiative, called "Game Crazy", is designed as a store-within-a-store concept, leveraging a portion of our existing superstore real estate. As of December 31, 1999, the Company had opened 67 of these departments, and plans to add an additional 30 to 50 departments in 2000. While the initial capital required to add a Game Crazy department to an existing video store is approximately $80,000, the outlay yields an estimated $400,000 in incremental revenue per store. Another significant product opportunity is DVD. We believe DVD is a format that complements our existing VHS business and is well suited to rental or sale. We introduced DVD for rental in the majority of our stores in the fourth quarter of 1998, generating the highest revenues of any new format in our history, and we plan to continue to expand our DVD offerings in 2000.

Focus on Cash Generation and Return on Investment. The Company has increased its focus on maximizing cash generation and return on invested capital. After being a net user of cash since its inception as a result of rapid store growth, the Company expects to become a net generator of cash in the fourth quarter of 2000. Because of its large and highly profitable base of stores, the Company's cash from operations is expected to be large enough to pay interest, cash taxes and all growth and maintenance capital expenditures, and have significant cash remaining to reduce the Company's debt or make investments. To accelerate this free cash flow milestone, the Company has announced that it is slowing growth of its superstore base from a historical 350 new stores per year, down to 200 to 250 stores per year. This single decision brings an additional $40 to $60 million in annual free cash flow to the Company. Additionally, the Company continues to focus on the return on investment of its stores. The Company has brought the cost to build a store down from over $500,000 in 1998 to approximately $400,000 today, thereby shortening the payback period to approximately 3 years, and increasing return on investment.

HOLLYWOOD VIDEO STORE DESIGN

Hollywood Video superstores average approximately 7,200 square feet and are substantially larger than the stores of most of our competitors. The store exteriors generally feature large Hollywood Video signs and colors, which make our stores easily visible to and recognizable by consumers. The interior of each store is clean and brightly lit. Our superstores are decorated with colorful neon murals depicting popular screen stars and walls of video monitors with hi-fi audio accompaniment to create an exciting Hollywood environment. Movies are organized into 28 categories, and videocassettes are arranged alphabetically by title within each category to assist customers in locating the movies. New releases are prominently displayed in easily recognizable locations within the store. Videocassettes are displayed with the box cover facing the customer for ease of selection and visual impact. We use wall-mounted and free- standing shelves arranged in wide aisles to provide access to products and to encourage the movement of customers throughout the store.

EXPANSION STRATEGY

Video Store Openings and Flexible Store Format

We opened our first video superstore in October 1988 and grew to 25 stores in Oregon and Washington by the end of 1993. In 1994 we significantly accelerated our store expansion program, adding 88 stores and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995 we added 192 stores and entered major new markets in the midwest, southwest, east and southeast regions of the United States. Our expansion strategy is to continue to open stores in regions where we have existing operations. We opened 246 stores in 1996, 356 stores in 1997, 353 stores in 1998 and 355 stores in 1999. We plan to add 200 to 250 stores in each of 2000 and 2001.

We have been rolling out a smaller superstore format that reduces the target size of new stores from 7,500 square feet to 5,000 square feet, which lowers our per-store annual rent and initial build-out costs. These smaller stores are able to carry the same amount of video and video game inventory as larger stores due to a new store design and shelving system, and we believe they retain a "superstore" look to consumers. This efficient design also allows us greater flexibility in locating new stores. We have found that these smaller, less expensive stores are generating similar revenue volumes as larger units in comparable locations, thus increasing our financial return on new stores. We are rolling out these smaller stores in most of our new locations.

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

Our expansion is dependent on a number of factors, including our ability to hire, train and assimilate management and store level employees, the adequacy of our financial resources and our ability to identify and successfully compete in certain markets, to locate suitable store sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. See "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to us, the maintenance of construction schedules and the speed at which local zoning and construction permits can be obtained.

There is no assurance that we will be able to achieve our planned expansion or that expansion will be profitable. Our planned expansion, including possible growth through acquisitions, could place pressure on our management controls. A failure to manage successfully our planned expansion would adversely affect our business. There is also no assurance that our new stores will achieve sales and profitability comparable to our existing stores.

HOLLYWOOD'S INTERNET STRATEGY

On October 1, 1998, the Company acquired Reel.com, the premier online destination for film-related content and commerce for approximately $96.9 million. Concurrent with the acquisition of Reel.com, a group of strategic Reel.com stockholders purchased an equity interest in the Company. The group of investors consists of CMGI, Inc. (Nasdaq: CMGI); Intel Corporation (Nasdaq:
INTC); Paul Allen's Vulcan Ventures, Incorporated and Scott Beck. Reel.com offers an extensive selection of approximately 50,000 titles on videocassette and DVD's for sale. The website, located at http://www.Reel.com, offers proprietary information about movies including descriptions, ratings, critics' reviews, recommendations and links to star filmographies that entertain consumers and help them select and purchase movies online. Consumers can also search through Reel.com's proprietary, hyperlinked database and can preview selected videos. These offerings position Reel.com to provide a valuable marketing platform for film studios, advertisers and merchants. In addition, Hollywood's more than 27 million members provide Reel.com with substantial marketing opportunities.

Reel.com was rated one of the top 10 most recognized Internet commerce brands by Opinion Research Corporation International in August 1999, and was recently named "the best place to buy movies" by Yahoo! Internet Life. According to Media Metrix, the number of unique visitors to Reel.com increased from 848,000 in January 1999 to approximately 1.7 million in January 2000. In addition, Reel.com was recently named the most popular web site for gathering information about films playing in movie theaters, based on a consumer survey conducted by Greenfield Online and ASI Entertainment in March, 2000. The survey also revealed the internet's significant role in helping consumers make filmed
entertainment decisions.   Approximately 40% of wired consumers use the
internet to search for information about films prior to going to the theater. In addition to an in depth database of information of 100,000 movies, Reel.com's staff of movie experts create regular editorial features designed to
help movie-goers decide what to see in the theaters.   The following editorial
section of the Reel.com site provides examples of these features:

     In Theaters - Exclusive reviews and summary ratings of new films released theatrically each week as well as previews and trailers of films that will be released in the weeks ahead.

     Movie News - Up-to-the-minute news and buzz about films that are in production, in theatrical release and available on DVD and videocassette.

     Features - Interviews with actors and directors, movie trends and coverage of top film festivals.

     Screening Room - Approximately 900 on-demand movie trailers and original video programming.

     Hollywood Confidential - Insider movie news, buzz, scoops, and opinion by Jeffrey Wells, a well-known entertainment industry pundit.

     Top Ten Lists - "Hot" movies at the box office.

     Reel.com also provides us with a new distribution channel and we believe it complements our superstores in many ways:

     Reel.com currently sells both new and previously viewed videocassettes. From our physical superstores, we intend to provide Reel.com with a continuous supply of previously viewed videos, which are Reel.com's highest margin product. In addition, as DVD inventory levels increase at our physical superstores we expect to be able to supply Reel.com with previously viewed DVDs to sell on Reel.com's website.

     While both businesses serve video retail customers, our stores generate most video-related business through rentals, while our online site generates virtually all of its commerce revenue through product sales. Consequently, we believe there are substantial opportunities to add to our current on-line customer base of over 900,000 customer households by promoting the Reel.com brand to our more than 27 million superstore customers.

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

We believe Reel.com will also help position us for the eventual evolution of the video business from physical delivery (through videocassettes and DVDs) to electronic delivery directly to the home (through video-on-demand (V.O.D)). We believe widespread electronic delivery of movies to the home at acceptable quality levels will not occur for a number of years due to economic and technological limitations. If it becomes feasible in the future, we believe Reel.com will position us to participate in that business. In the second quarter of 2000, Reel.com intends to launch Reel on Demand, a V.O.D. trial in conjunction with Sprint. We expect the Sprint trial to demonstrate Reel.com's ability to distribute content through the V.O.D medium and in turn spark the
interest of other V.O.D. enablers.   See "Competition."

We are evaluating strategic alternatives to maximize the value of Reel.com to our shareholders and to provide additional financing sources for the Reel.com business. These alternatives include a public offering of a minority position in Reel.com combined with a sale of an equity interest in Reel.com to a strategic partner.

Our ability to achieve and manage growth of our online business is subject to a number of risks and uncertainties, including those associated with acquisitions generally and those related to the internet in particular. We will expend financial, operational, and management resources in operating this new business and integrating operations with our existing business. If we are unable to do this cost-effectively, it could have a material adverse effect on this new business and also be detrimental to the Company as a whole. Internet retailing is highly competitive and is characterized by rapid technological change and changes in user and customer requirements and preferences. In addition, internet-based businesses are susceptible to technical difficulties, including viruses, security breaches or other computer system interruptions, which can reduce the availability of products and services, disrupt or delay order fulfillment, and reduce customer satisfaction. Customer satisfaction may also be adversely affected by poor performance of those parties we contract with to handle order fulfillment. Our efforts to build recognition as an internet retailer and to enhance website content and promote ease of use, reliability and support for customers will require us to make additional investments in this business segment going forward, and these investments may not be profitable. The risks described in this paragraph will be greater if the Reel.com business continues to grow rapidly.

PRODUCTS

Video Rental. Our primary source of revenue is the rental of videocassettes, DVDs and videogames. Our superstores typically carry approximately 8,000 movie titles and 15,000 videocassettes, DVDs and video games. Excluding new releases, movie titles are classified into 28 categories, such as "Action," "Drama," "Family" and "Children," and are displayed alphabetically within those categories. We do not rent or sell adult movies in our superstores. We are committed to offering more copies of popular new releases than our competitors.

     Video Sales.  We offer new and previously viewed videos for sale.

Video Games. In addition to video rentals and sales, we rent and to a lesser extent sell video games licensed by Nintendo, Sega and Sony. Each mature Hollywood Video store offers between 1,200 and 4,000 video games. See "Business Strategy."

Other Products. We rent audio books, and for the convenience of our customers we rent videocassette and video game players and sell blank videocassettes, video cleaning equipment, confectionery and other items.

REVENUE SHARING

In the fourth quarter of 1998, the Company entered into revenue sharing agreements directly with major studios. Under these new agreements, video stores share with the studios an agreed upon percentage of the video store's rental revenue for a limited period of time, usually up to 26 weeks. This percentage generally declines over a period of weeks following the initial release of the movie. The revenue sharing agreements, in many cases, also allow the video stores to sell the previously viewed tapes to their customers.

The Company believes that Hollywood is one of the few retailers who has revenue sharing agreements with all the major studios. These revenue sharing agreements provide a major competitive advantage for the Company and have the following significant benefits:

    They provide the opportunity to substantially increase the quantity and selection of newly released video titles in stock and decrease the in-store copy depth problems that have plagued the industry for years;

    They increase revenues as a result of the increase in total number of transactions per store and number of videocassettes rented per transaction;

    They allow for significantly increased availability of new release movies; and

    They align the studios' economic interest more closely with the interest of the video stores.

In addition, the Company believes that revenue sharing has increased the revenues received on an annual basis by the studios through increased rental activity of new releases as well as greater distribution and revenues on non-hit movies through minimum output provisions.

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

PRICING

Revenue sharing arrangements significantly increased the number of new release videocassettes acquired by the Company, thereby allowing the Company to introduce a 5-day rental program on all product in the majority of the stores. In exchange for this added convenience to our customers, the Company increased its prices in the majority of the stores in the fourth quarter of 1998 from $1.49 to $1.99 for catalog titles and from $2.99 to $3.49 for new releases. In the fourth quarter of 1999, the Company increased its pricing on new releases from $3.49 to $3.79 in the majority of its stores. The Company believes that the pricing structure and rental terms provide consumers convenient entertainment and excellent value.

INVENTORY AND INFORMATION MANAGEMENT

Inventory Management. We maintain detailed information on inventory utilization. We track rental activity by individual videocassette, DVD and video game to determine appropriate buying, distribution and disposition of videocassettes and video games. The system provides information allowing us to determine when to sell excess videocassettes, DVDs and video games, and when to redistribute to new stores. Our inventory of videocassettes, DVDs and video games for rental is prepared according to uniform standards. Each new videocassette, DVD and video game is removed from its original carton and placed in a rental case with a magnetic security device and bar coding is affixed to each videocassette, DVD and video game.

Information Management. We use a scalable client-server system and maintain two distinct system areas: a point-of-sale ("POS") system and a corporate information system. We maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and videocassette, DVD and video game rental patterns. This system allows us to compare current performance against historical performance and the current year's budget, manage inventory, make purchasing decisions on new releases and manage labor costs. We believe our system has the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors.

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

We believe the principal competitive factors in the video retail industry are title selection, rental period, the number of copies of popular titles available, store location and visibility, customer service and employee friendliness and convenience of store access and parking. Substantially all of our stores compete with stores operated by Blockbuster, most in very close proximity. In addition to competing with other video retailers, we compete with all leisure-time activities, especially entertainment activities such as movies, sporting events and network and cable television programs.

We compete with cable, satellite and pay-per-view television systems, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite receiver or a cable converter to unscramble incoming signals. Digital compression technology and other developing technologies are enabling cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Certain cable and other telecommunications companies have tested V.O.D service in some markets. V.O.D service would allow a viewer to pause, rewind and fast forward movies. Based on publicly available information, we believe these tests have shown that the V.O.D. technology and service is still many years away from being able to deploy on a large scale in a profitable manner. We also believe movie studios have a significant interest in maintaining a viable movie rental business because their sale of videocassettes to stores represents the largest source of their revenue. According to Paul Kagan, in 1998 video stores represented approximately 43% of the studios domestic and international revenue, while pay-per-view represented only 1%. In addition, home video provides the only reliable source of revenue on "non-hit" or "B-title" movies which make up the majority of movies produced by the major studios each year. As a result, we believe movie studios will continue to make movie titles available to cable television, satellite services or other distribution channels only after revenues have been derived from the sale of videos to video stores. Currently, video stores receive product approximately two months earlier than pay per view, cable and satellite distribution companies. The window provided to video stores by the studios has lengthened significantly over the last two years.

In addition, we believe substantial technological developments will be necessary to allow pay-per-view television to match the viewing convenience and selection available through video rental, and substantial capital expenditures will be necessary to implement these systems. In contrast, according to Adams Media Research, 85.9 million, or 85.9%, of all U.S. television households own a VCR and more VCR's were sold in 1999 than in any previous year. Although we do not believe cable television, V.O.D or other distribution channels represent a near-term competitive threat to our business, technological advances or changes in the manner in which movies are marketed, including in particular the earlier release of movie titles to pay-per-view, including DBS, cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on our business.

SEASONALITY

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

EMPLOYEES

As of December 31, 1999, the Company had approximately 22,200 employees, of which 21,370 were in the retail stores and zone offices and the remainder in the Company's corporate administrative, and warehousing operations.

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

SERVICE MARK

The Company owns United States federal registrations for its service marks "Hollywood Video", "Hollywood Video Superstores" and "Reel". The Company considers its service marks important to its continued success.

ITEM 2.   PROPERTIES

Store Locations

As of December 31, 1999, the Company's stores by location are as follows:

                            HOLLYWOOD ENTERTAINMENT
                        NUMBER OF VIDEO STORES BY STATE
 Alabama       12                  Nebraska        11
 Arizona       51                  Nevada          22
 Arkansas       8                  New Hampshire    1
 California   271                  New Jersey      27
 Colorado      31                  New Mexico       7
 Connecticut   12                  New York        63
 Delaware       1                  North Carolina  25
 Florida       70                  North Dakota     3
 Georgia       36                  Ohio            73
 Idaho         11                  Oklahoma        20
 Illinois      83                  Oregon          58
 Indiana       32                  Pennsylvania    65
 Iowa          10                  Rhode Island     7
 Kansas        13                  South Carolina  10
 Kentucky      16                  South Dakota     3
 Louisiana     12                  Tennessee       32
 Maine          1                  Texas          166
 Maryland      24                  Utah            29
 Massachusetts 35                  Virginia        34
 Michigan      61                  Washington      70
 Minnesota     38                  Washington, D.C. 2
 Mississippi    4                  Wisconsin       29
 Missouri      26

Total Stores                                     1615
Total States (excluding District of Columbia)      44

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

The Company's corporate headquarters are located at 9275 Southwest Peyton
Lane, Wilsonville, Oregon, and consists of approximately 123,000 square feet of leased space. The Company's warehouse facility is located at 25600 Southwest Parkway Center Drive, Wilsonville, Oregon and consists of approximately 175,000 square feet of leased space. These facilities are leased pursuant to agreements that expire November 2008 and November 2005, respectively. On March 15, 2000, the Company announced plans to lease a new 98,000 square foot distribution and light assembly facility in Laverne, Tennessee starting in June, 2000. This facility is leased pursuant to an agreement that expires on June, 2010.

ITEM 3.        LEGAL PROCEEDINGS

During 1999, the Company was named as a defendant in three complaints which the Company anticipates will be consolidated into a single class action entitled WOODS V. HOLLYWOOD ENTERTAINMENT, ET AL, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt employees which they claim are owed overtime payments in certain stores in California. The case is in the early stages of discovery. A class has not been certified. The Company is unable to determine that the likelihood of an unfavorable outcome of the litigation is either probable or remote. The Company intends to vigorously defend the action.

On January 24, 2000, the Company settled the case filed in April 1998 entitled RENTRAK CORPORATION V. HOLLYWOOD ENTERTAINMENT, ET AL, Case No. 98-04-02811, Circuit Court for the County of Multnomah, Portland, Oregon. The plaintiff, Rentrak, had alleged that the Company was contractually obligated until December 31, 2011 to deal exclusively with Rentrak whenever it obtained videocassettes on a revenue sharing basis. Rentrak had claimed the Company violated its obligations by obtaining videocassettes on a revenue sharing basis directly from the movie studios. Rentrak also claimed that the Company violated alleged audit and reporting obligations under contractual arrangements. The complaint was seeking injunctive relief and monetary damages in the amount of approximately $200.0 million. Under the terms of the settlement, the Company paid Rentrak approximately $14.0 million, which included Rentrak's attorney fees. The Company also issued to Rentrak 200,000 shares of the Company's Common Stock as part of the settlement. All claims between the parties were settled, including the release of the Company from any exclusivity claim. In the settlement, the Company specifically disclaimed and denied any liability or wrongdoing.

On November 2, 1999, the Company settled the case filed in July 1998, entitled TWENTIETH CENTURY FOX HOME ENTERTAINMENT, INC. V. HOLLYWOOD ENTERTAINMENT, ET AL, Case No. SC 053 551, in the Superior Court of the County of Los Angeles, Los Angeles, California. The plaintiff, Fox, had sought damages for lost revenue claiming the Company had reported inaccurate transaction-related data concerning Fox titles to Rentrak Corporation. The settlement resulted in the dismissal of all claims against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 4(A).  EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth information with respect to our executive officers and certain other key employees as of March 15, 2000.

Name                Age  Positions with the Company

Mark J. Wattles*     39  Chairman of the Board and Chief Executive Officer
Jeffrey B. Yapp*     41  President and Chief Operating Officer
David G. Martin*     34  Executive Vice President and Chief Financial Officer
Donald J. Ekman*     47  Senior Vice President, General Counsel, Secretary
                         and Director
Alex M. Bond         30  Chief Financial Officer/Reel.com
Eric O. English      42  Senior Vice President of Legal Affairs
F. Bruce Giesbrecht  40  Senior Vice President of Strategic Planning
Glenn E. Hahn        48  Senior Vice President of Logistics
Dale A. Naftzger     54  Senior Vice President of Operations
J. Patrick O'Malley  49  Senior Vice President of Information Systems
Roger J. Osborne     47  Senior Vice President of Operations
Mark A. Perkins      38  Senior Vice President of  Store Development
Silvio D. Piccini    37  Senior Vice President of Product Planning and
                         Allocation
David Rochlin        36  Chief Operating Officer/Reel.com
William E. Shull III 41  Senior Vice President of Operations
William M. Spae      48  Senior Vice President of Operations Administration
Michelle VanHoose    43  Senior Vice President of Human Resources

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

JEFFREY B. YAPP was appointed President and Chief Operating Officer of the Company in September 1997. Prior to joining the Company, Mr. Yapp served as President Worldwide of Twentieth Century Fox Home Entertainment, Inc. from May 1997 until September 1997, and as President of Fox International from October 1994 to May 1997. Previously, Mr. Yapp was Vice President of Marketing for Pizza Hut, Inc. from October 1992, and International Vice President of Ernest and Julio Gallo Winery from April 1986 to October 1992.

DAVID G. MARTIN was appointed Executive Vice President and Chief Financial Officer, in February 1999. From 1996 until he joined the Company, Mr. Martin worked for NationsBanc Montgomery Securities LLC, most recently as a Managing Director of high yield finance specializing in retail and consumer products. From 1991 to 1996, he was a Vice President of high yield finance and merchant banking at Nomura Securities International, Inc. Prior to 1991, Mr. Martin was an investment banker with Salomon Brothers, Inc, specializing in mergers and acquisitions.

DONALD J. EKMAN became a director of the Company in June 1993, became Vice President and General Counsel in March 1994 and became Senior Vice President in 1995. Mr. Ekman was a partner in Ekman & Bowersox from January 1992 until March 1994, and from August 1990 until December 1991 he practiced law with Foster Pepper & Shefelman.

ALEX M. BOND has been the Chief Financial Officer of Reel.com since April 1999. Mr. Bond joined Hollywood Entertainment in March 1999 and served as its Senior Vice President of Internet Development until April 1999. From January 1997 to February 1999, he was Executive Vice President of Strategic Development for Just for Feet, Inc., a retail company. From January 1995 until January 1997, he was employed by Hollywood Entertainment as Vice President of Strategic Development. From February 1993 until January 1995, he was an investment banker with Montgomery Securities, currently Banc of America Securities LLC, specializing in growth retail.

ERIC O. ENGLISH was appointed Senior Vice President of Legal Affairs in August, 1999. Prior to joining the Company, Mr. English served as Assistant General Counsel for Louisiana Pacific Corporation from April 1997 to August 1999. Previously, Mr. English was Chief Litigation Counsel for Baker Hughes Incorporated. Mr. English was formerly a partner with the law firm of Strasberger & Price, L.L.P.

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

GLENN E. HAHN joined the Company in April 1996 as Senior Vice President of Operations and in January 1997 became Senior Vice President of Human Resources. In January 2000 Mr. Hahn was named Senior Vice President of Logistics. From 1993 to 1996 Mr. Hahn was Senior Vice President Director of Stores for Fayva/Parade of Shoes (a specialty retail footwear division of J. Baker), overseeing approximately 400 stores. From 1979 to 1993 Mr. Hahn worked for Payless Shoesource (a division of May Department Stores) in various capacities. From 1987 to 1993 Mr. Hahn worked as Division Operations Manager for Payless Shoesource, overseeing approximately 580 specialty retail footwear stores at the time of his departure.

DALE A. NAFTZGER joined the Company in April 1996 as Senior Vice President of Operations. Mr. Naftzger is currently responsible for the Company's Game Crazy departments. From March 1995 to December 1995 Mr. Naftzger was Chief Operating Officer of Caribou Coffee Company, a privately owned specialty coffee retailer. From 1994 to 1995 Mr. Naftzger was President and Chief Executive Officer of Chop Chop Chinese to You, a Chinese food delivery business. From 1992 to 1994 Mr. Naftzger was Senior Vice President Operations for Checkers Drive-In Restaurants, overseeing all 248 company-owned and 200 franchised units.

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

ROGER J. OSBORNE is a Senior Vice President of Operations. Prior to joining the Company in January 1999, he was the Executive Vice President of J. Baker, Corporation, an apparel and footwear retailer, and President of its Work `N Gear Division since June 1997. Before joining J. Baker Corporation, Mr. Osborne was Senior Vice President and Zone Director for Mid-West and East coast markets for the Company from November 1996 until May of 1997, and from January 1995 to November 1996, he served as the Senior Vice President of J. Baker, Inc. and Director of its licensed shoe department business. From 1988 until January 1995, Mr. Osborne was employed as Senior Vice President and Director of Store Operations for Pic `n Pay Stores, Inc., a chain of discount footwear stores.

MARK A. PERKINS joined the Company in September 1994 as Vice President of Real Estate, and in April 1998 was promoted to Senior Vice President of Development. From 1993 to 1994 Mr. Perkins worked for Blockbuster in various capacities within the Real Estate Department. From 1989 to 1993 Mr. Perkins worked in the Real Estate Dept. for Jack In The Box, Inc.

SILVIO D. PICCINI joined the Company in October 1996 as Vice President of Operations and became Senior Vice President of Product Planning and Allocation in November 1999. Prior to joining the Company, Mr. Piccini was President of Tex-Chex, a fast food franchise. From 1987 to 1993 he served in various management roles with Taco Bell Corporation, most recently as its Director of Operations, overseeing 100 restaurants.

DAVID ROCHLIN has been the Chief Operating Officer of Reel.com since April 1999. Mr. Rochlin previously served as Vice President of Marketing of Reel.com from June 1998 to April 1999. From 1996 to 1998, Mr. Rochlin was Director of Marketing for NETCOM Online Communications, a telecommunications company. From 1994 to 1996, he was Senior Director of Market Development at DNA Plant Technology, a consumer biotechnology company. From 1992 to 1994, he was a brand and category manager at Del Monte Foods. Mr. Rochlin is a regular speaker on Internet retailing practices and is active in a variety of online commerce industry groups, including shop.org and the GII Initiative.

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

MICHELLE VanHOOSE became Senior Vice President of Human Resources on December 1, 1999. Ms. VanHoose joined Hollywood as Vice President of Human Resources on May 10, 1999. Prior to joining Hollywood, she was Vice President of Human Resources at Gymboree from 1995 to 1999, and was Director of Human Resources at H2Oplus, a Chicago based manufacturer and retailer of beauty, skin care and fragrance products from 1993 to 1995.

*Executive officers

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company has not paid any cash dividends on its common stock since its initial public offering in July 1993 and anticipates that future earnings will be retained for the development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors. Loan covenants contained in its senior subordinated notes limit the amount of dividends the Company may pay and the amount of stock it may repurchase. As of December 31, 1999, these covenants effectively prohibit any dividends or stock repurchases. The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "HLYW". The following table sets forth the quarterly high and low last sale prices per share, as reported on Nasdaq.

                     1999                 1998
             ----------------------------------------
  Quarter       High     Low         High       Low
  -------    -------    ------    --------    -------
  First       $34.50     18.38      $14.81      $8.03

  Second       27.50     17.69       15.00      10.13

  Third        19.50     12.00       20.00       9.75

  Fourth       17.44     13.38       29.88       8.75


 As of December 31, 1999, there were 203 holders of record of the Company's common stock.


ITEM 6.   SELECTED FINANCIAL DATA

                                    Year Ended December 31,
                     ------------------------------------------------------
                        1999        1998       1997       1996      1995
                     ----------  ---------  ---------  ---------  ---------
OPERATING RESULTS:
Revenue              $1,096,841   $763,908   $500,501   $302,342   $149,430
                     ----------  ---------  ---------  ---------  ---------
Income (loss) from
 operations              (2,513)   (36,451)    23,303     38,418     17,537
                     ----------  ---------  ---------  ---------  ---------
Interest expense         45,691     33,355     14,302      4,339        490
                     ----------  ---------  ---------  ---------  ---------
Income (loss) before
 extraordinary
 item and cumulative
 effect of a change
 in accounting
 principle              (49,858)    (50,464)    5,559     20,630    11,786
                     ----------  ----------  --------  ---------  --------
Net income (loss)       (51,302)    (50,464)    4,996     20,630     9,226
                     ----------  ----------  --------  ---------  --------
-----------------------------------------------------------------------------
Net Income (Loss)
 Per Share Before
 Extraordinary Item
 and Cumulative
 Effect of a Change
 in Accounting
 Principle:
   Basic                 $(1.09)     $(1.30)    $0.15      $0.60     $0.37
   Diluted                (1.09)      (1.30)     0.15       0.59      0.36
                     ----------  ----------  --------  ---------  --------
Net Income (Loss)
 Per Share:
   Basic                 $(1.13)     $(1.30)    $0.14      $0.60     $0.28
   Diluted                (1.13)      (1.30)     0.13       0.59      0.28
                     ----------  ----------  --------  ---------  --------
BALANCE SHEET DATA:
Rental inventory,
 net                   $339,912    $259,255  $226,051   $144,264   $86,889
Property and
 equipment, net         382,345     328,182   234,497    115,812    65,958
Total assets          1,080,177     936,330   691,165    453,605   337,244
Long-term
 obligations(1)         533,906     392,145   233,496     82,361     7,971
Mandatorily
 redeemable
 Common stock                 -           -         -          -    54,250
Shareholders' equity    304,529     347,591   291,938    277,013   220,367

OPERATING DATA:
Number of stores at
 year end                 1,615       1,260       907        551       305
Weighted average stores
 open during the year     1,405       1,074       694        398       188
Comparable store
 revenue increase (2)       12%          8%        3%         7%        1%
-----------------------------------------------------------------------------
OTHER DATA
Hollywood superstores
  EBITDA                265,787     168,158   162,445    125,534    62,269
Add special
 charges (4)             26,885      99,910    26,320          -     2,560
Add non-cash
 expenses (5)            49,627      51,143    18,022      7,994     3,855
Less existing store
 investment in new
 release inventory     (137,794)   (189,814) (125,301)   (75,788)  (37,168)
                      ---------   ---------  --------    -------  --------
Adjusted EBITDA
 superstores (5)        204,505     129,397    81,486     57,740    31,516
Reel.com EBITDA (3)     (46,902)     (7,322)        -          -         -
                      ---------   ---------  --------   --------  --------
Consolidated Adjusted
  EBITDA                157,603     122,075    81,486     57,740    31,516
                      =========   =========  ========   ========  ========

Cash flows generated
 from (used in):
 Operating activities   173,303     244,078   174,956    115,798   57,407
 Investing activities  (320,338)   (438,411) (338,120)  (189,085)(157,529)
 Financing activities   150,001     194,399   154,224     56,156   91,085
----------------------------------------------------------------------------

(1)  Includes the current portion of long-term obligations.

(2) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

(3) EBITDA consists of net income (loss) before interest, taxes, depreciation and amortization. Reel.com EBITDA excludes the $1.9 million non-cash charge in 1998 related to purchased in-process R&D (see Note 15 to the Consolidated Financial Statements). EBITDA should not be viewed as a measurement of financial performance under Generally Accepted Accounting Principles ("GAAP") or as a substitute for GAAP measurements such as net income or cash flow from operations. EBITDA is not necessarily comparable to other companies due to the lack of uniform definition of EBITDA by all companies.

(4)  These one-time special charges include:

     -1999: Litigation settlement charges of $25.4 million related to the settlement of the Fox and Rentrak lawsuits (see Note 15 to the Consolidated Financial Statements) and a $1.4 million charge for the cumulative effect of a change in accounting principle (see Note 1 to the Consolidated Financial Statements);
     -1998: an inventory write-down of $99.9 million (see Note 4 to the
      Consolidated Financial Statements);
     -1997: a litigation settlement of $18.9 million, an inventory write-down of $2.3 million, $4.6 million related to a failed self-tender offer, and $.6 million from a loss on early extinguishment of debt (See Note 15 to Consolidate Financial Statements);
     -1995: $2.6 million relating to a change in the Company's method of amortizing the cost of videocassette rental inventory.

(5) Adjusted EBITDA represents income (loss) from operations before depreciation and amortization plus non-cash expenses that reduced EBITDA, less the cost of acquiring new release videocassettes and game inventory which are capitalized. The non-cash expenses represent the cost of goods sold on previously viewed videocassettes and inventory shrink. Adjusted EBITDA is consistent with the calculation specified in the covenants in the Company's bank credit agreement. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities
      (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA is not necessarily comparable to other companies due to lack of uniform definitions of EBITDA by all companies.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net loss for 1999 was $51.3 million, compared to net loss of $50.5 million in 1998 and net income of $5.0 million in 1997.

The following table sets forth, (i) results of operations data expressed as a percentage of total revenue, (unless otherwise indicated); and (ii) the number of stores open at the end of each such period.

                                            Year Ended December 31,
                                         ----------------------------
                                            1999      1998      1997
                                         --------   -------   -------
  Revenue:
    Rental revenue                          81.5%     82.9%     83.6%
    Product sales                           18.5%     17.1%     16.4%
                                         --------   -------   -------
                                           100.0%    100.0%    100.0%
                                         --------   -------   -------
  Cost of revenue:
   Cost of rental                           25.4%     35.6%     24.4%
   Cost of product                          14.1%     11.5%     10.7%
                                         --------   -------   -------
                                            39.5%     47.1%     35.1%
                                         --------   -------   -------
  Gross margin                              60.5%     52.9%     64.9%

  Operating costs and expenses:
    Operating and selling                   47.7%     50.1%     48.9%
    General and administrative               7.8%      4.9%     10.1%
    Amortization of intangibles              5.2%      2.4%      1.3%
    Purchased in-process research
     and development                            -      0.3%         -
                                         --------   -------   -------
                                            60.7%     57.7%     60.3%
                                         --------   -------   -------

  Income (loss) from operations             (0.2%)    (4.8%)     4.6%
  Nonoperating expense                      (4.2%)    (4.3%)    (2.8%)
                                         --------   --------   ------
  Income (loss) before income taxes,
   extraordinary item and cumulative
   effect adjustment                        (4.4%)     (9.1%)    1.8%
  (Provision for) benefit from income
   taxes                                    (0.2%)      2.5%    (0.7%)
                                         --------    --------  ------
  Income (loss) before extraordinary
   item and cumulative effect
   adjustment                               (4.6%)     (6.6%)    1.1%
  Extraordinary loss on extinguishment
   of debt                                      -          -    (0.1%)
  Cumulative effect of a change in
   accounting principle                     (0.1%)         -        -
                                         --------    -------   ------
  Net income (loss)                         (4.7%)     (6.6%)    1.0%
                                         ========    =======   ======
----------------------------------------------------------------------
  Other data:
   Rental gross margin (1)                  68.8%      57.1%    70.8%
   Product gross margin (2)                 23.8%      32.9%    34.8%

Number of superstores - end of period       1,615      1,260      907
----------------------------------------------------------------------

   (1) Rental gross margin as a percentage of rental revenues.
   (2) Product gross margin as a percentage of product revenues.

REVENUE

Revenue increased by $332.9 million, or 44%, in 1999 compared to 1998, primarily due to the addition of 355 new superstores in 1999. Revenue was also favorably impacted by an increase of 12% in comparable store revenue in the current year, combined with the full year impact of Reel.com revenue. Reel.com added $42.0 million in revenue (on-line revenue of $40.2 million) in 1999. Revenue increased by $263.4 million, or 53%, in 1998 compared to 1997, due to the addition of 353 new superstores in 1998 combined with an increase of 8% in comparable store revenue. In addition, Reel.com, which was acquired in October 1998, added $7.3 million in revenue in 1998. The Company ended 1999 with 1,615 superstores operating in 44 states, compared to 1,260 stores operating in 42 states at the end of 1998 and 907 stores operating in 42 states at the end of 1997. The Company increased its prices at most stores in the fourth quarter of 1998 from $1.49 to $1.99 for catalog titles and from $2.99 to $3.49 for new releases. In the fourth quarter of 1999, the Company increased prices at most stores from $3.49 to $3.79 for all new rental releases.

GROSS MARGIN

Rental Margins

Rental gross margin as a percentage of rental revenue increased to 68.8% in 1999 from 57.1% in 1998. In the fourth quarter of 1998, the Company significantly changed its business model. In order to increase the quantity and selection of newly released video titles and satisfy the customer's demand while trying to mitigate the Company's risk, we entered into revenue sharing agreements with major studios. Prior to these revenue sharing agreements, the Company paid approximately $60 to $65 per videocassette for major theatrical releases that were priced for rental in the United States. The Company was seldom able to fully satisfy its customer's demand for new releases under this fixed price model. The Company expected that the revenue sharing model would have a significant impact on the Company's cost of rental as it changed its business model from a primarily fixed to a primarily variable cost approach. Starting in the fourth quarter of 1998, revenue sharing payments became a significant component of the Company's cost of rental. The revenue sharing agreements made it necessary for the Company to make adjustments to its inventory valuation as of October 1, 1998 in order to account for the shorter rental lives that videocassettes have in the revenue sharing business model because initial customer demand is satisfied significantly sooner. As a result of this change, the Company recorded a $99.9 million one time charge to reflect a reduction in the carrying value of rental inventory in the fourth quarter of 1998. Excluding this charge, rental margins decreased as a percentage of rental revenues from 72.9% in 1998 to 68.8% in 1999. This decrease was primarily due to increased revenue sharing payments to studios and increased rental revenues. Pursuant to the change in accounting method adopted on October 1, 1998, revenue sharing payments are expensed net of $4 salvage value per tape and rental tape amortization is accelerated. During the current year, payments made pursuant to the revenue sharing agreements increased by $136.6 million, partially offset by a decrease in rental tape amortization of $28.0 million and reduced inventory loss of $1.9 million.

In the fourth quarter of 1997, the Company recorded a $4.5 million special charge associated with the write-off of obsolete video game rental inventory and related accessories caused by advancements in video game technology (see
Note 15 to the Consolidated Financial Statements). Rental gross margin as a percentage of rental revenue, excluding the special charges noted above, increased slightly to 72.9% in 1998 from 71.9% in 1997.

Product Margins

Excluding Reel.com, product margin as a percentage of product revenue decreased from 34.8% in 1998 to 31.8% in 1999. The decline in product margin in 1999 is primarily due to pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader to drive customer traffic and due to the impact of on-line sales where both VHS and DVD titles can be purchased at or below their wholesale cost in many cases. Product margin, as a percentage of product revenue, including Reel.com, was 23.8% in 1999, compared to 32.9% in 1998.

Excluding Reel.com, product margin as a percentage of product revenue decreased from 37.6% in 1997 before the game inventory write-off discussed below, to 34.8% in 1998. The decline in product margin in 1998 was primarily due to pricing pressure from mass-merchant retailers and e-commerce companies.
Product margin as a percentage of product revenue, including Reel.com was 32.9% in 1998. In the fourth quarter of 1997 the Company wrote-off obsolete video game inventory and related accessories of $2.3 million caused by advancements in video game technology (see Note 15 to the Consolidated Financial Statements).

Operating Costs and Expenses

Operating and Selling

Total operating and selling expenses of $522.7 million in 1999 increased $140.0 million from $382.7 million in 1998. Total operating expenses as a percentage
of total revenues decreased to 47.7% in 1999 from 50.1% in 1998.   The increase
in total operating expenses was due to increases in depreciation expense of $15.7 million, store wages of $35.1 million, occupancy costs of $45.9 million and other store operating expenses of $10.2 million. Additionally, the Company incurred $38.9 million in operating and selling expenses in 1999, an increase of $33.0 million over the prior year, due to Reel.com. The increase in Reel.com expenses was primarily due to operating Reel.com, for the entire year in 1999 compared to only the fourth quarter in 1998. All of the above increases, with the exception of Reel.com were due to the increase in the number of superstores operated by the Company. The Company operated 1,615 superstores at December 31, 1999 compared with 1,260 superstores at the end of 1998. Operating and selling expense decreased as a percentage of total revenue in 1999 primarily due to higher average revenue per store in 1999 compared to 1998.

Total operating expenses of $382.7 million in 1998 increased $137.8 million from $244.9 million in 1997. Total operating expenses as a percentage of total revenues increased to 50.1% in 1998 from 48.9% in 1997. The increase in total operating expenses was due to increases in depreciation expense of $20.5 million, store wages of $36.9 million, occupancy costs of $58.2 million and other store operating expenses of $16.6 million. Additionally, with the acquisition of Reel.com in October 1, 1998, the Company added $5.8 million in selling and operating expenses. All of the above increases, with exception of Reel.com, were due to the increase in the number of superstores operated by the Company. The Company operated 1,260 superstores at December 31, 1998 compared with 907 superstores at the end of 1997. Operating and selling expense increased as a percentage of total revenue primarily due to lower average revenue per store in 1998 compared to 1997.

General and Administrative

Total general administrative expenses of $85.9 million increased $48.4 million from $37.5 million in 1998. Total general and administrative expenses as a percentage of total revenue increased to 7.8% in 1999 compared to 4.9% in 1998. Included in general and administrative expenses in 1999 is a special charge of $25.4 million for legal and settlement charges associated with the settlement of the Fox and Rentrak lawsuits (see Note 15 to the Consolidated Financial Statements). Excluding this charge, general and administrative expenses increased by $23.0 million in 1999, primarily due to an increase in payroll and related costs, higher legal costs, due to the Fox and Rentrak lawsuits, and increased overhead costs of $5.3 million associated with Reel.com. The increase in Reel.com expenses was primarily due to the full year impact of operating Reel.com in 1999 compared to only the fourth quarter of 1998.

Total general and administrative expenses of $37.5 million in 1998 decreased $13.1 million from $50.6 million in 1997. Total general and administrative expenses as a percentage of total revenue decreased to 4.9% in 1998 compared to
10.1% in 1997.   The following two special charges are included in general and administrative expenses in 1997. First, the Company recorded a $4.6 million charge in the fourth quarter of 1997 for costs related to the Company's failed self tender offer (see Note 15 to the Consolidated Financial Statements). Second, the Company recorded an $18.9 million charge in the first quarter of 1997 for the settlement of the securities litigation (see Note 15 to the Consolidated Financial Statements). Excluding the special charges noted above, general and administrative expenses increased $10.4 million in 1998 to $37.5 million from $27.1 million in 1997, primarily due to an increase in payroll and related costs and occupancy costs combined with the acquisition of Reel.com in October 1998.

Amortization of Intangibles

Amortization of intangibles increased by $38.3 million in 1999 compared to 1998, primarily due to the full year impact of amortizing goodwill associated with the Reel.com acquisition, as discussed in Note 7 to the Consolidated Financial Statements.

Amortization of intangibles increased by $12.4 million in 1998 compared to 1997 due to the Reel.com acquisition.

Other Operating Charges

The Company incurred a non-cash charge of $1.9 million in 1998 to write-off the value of purchased in-process research and development costs in connection with the acquisition of Reel.com (see Note 7 to the Consolidated Financial Statements).

Nonoperating Income (Expense), Net

Interest expense, net of interest income, increased in 1999 compared to 1998 and 1997 due to increased levels of borrowings associated with the issuance of senior subordinated notes in August 1997 and June 1999 (see Note 10 to the Consolidated Financial Statements), combined with increased borrowings under the revolving credit facility.

INCOME TAXES

The Company's effective tax rate was a provision of 3.9% in 1999 compared to a benefit of 27.6% in 1998 and a provision of 40.5% in 1997, given the Company's net loss for financial reporting purposes versus net income for tax reporting purposes as a result of the non-deductibility of goodwill amortization associated with the Reel.com acquisition (see Note 7 to the Consolidated Financial Statements).

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT

In August 1997, the Company issued $200.0 million principal amount of 10.625% senior subordinated notes. The proceeds from the notes were then used to repay the outstanding indebtedness under the existing bank loan. As a result, the Company recorded a charge for the write-off of the remaining deferred financing costs related to the indebtedness repaid as an extraordinary loss of $0.6 million, net of the related income tax benefit of $0.4 million.

CHANGE IN EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, SOP 98-5, "Reporting on the Cost of Start-up Activities" was finalized, which requires that cost incurred for start-up activities, such as store openings, be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999. The cumulative effect of the change in accounting principle was to increase net loss by $1.4 million, net of tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates substantial operating cash flow because most of its revenue is received in cash. The amount of cash generated from operations in 1999 significantly exceeded debt service requirements of the Company's long-term obligations. The capital expenditures (including purchases of rental inventory) of the Company are primarily funded by the excess operating cash flow and through loans under a revolving line of credit. The Company currently has a $300 million revolving line of credit available to address the timing of certain working capital and capital expenditure disbursements. The Company is negotiating to replace its current $300.0 million line of credit with a new $375.0 million facility, consisting of a $175.0 million revolving line of credit and $200.0 million term loan. The Company expects to close on the new credit facility in April/May 2000. The Company believes cash flow from operations, supplemented by the availability of the new credit facility, will provide the Company with adequate liquidity and the capital necessary to achieve its planned expansion for the foreseeable future. The Company has increased its focus on maximizing cash generation and return on invested capital. After being a net user of cash since its inception, the Company expects to become a net generator of cash in the fourth quarter of 2000. Due to its large and highly profitable base of stores, the Company's cash from operations is expected to be large enough to pay interest, cash taxes, and all growth and maintenance capital expenditures, and have significant cash remaining to reduce the Company's debt. To accelerate this free cash flow milestone, the Company has announced that it is slowing the growth of its superstore base from a historical 350 stores per year, down to 200 to 250 stores per year.

At December 31, 1999, the Company had cash and cash equivalents of $6.9 million and a working capital deficit of $65.7 million. Rental inventories are accounted for as noncurrent assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a noncurrent asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

During 1999, net cash generated by operations was $70.8 million lower than the prior year. This decrease was due to lower depreciation and amortization expenses, net of the non-cash inventory valuation charge and the write-off of purchased in process research and development costs in 1998 (see "Results of Operations"), combined with a net unfavorable change in certain working capital accounts, partially offset by a net favorable change in deferred income taxes (see Note 11 to the Consolidated Financial Statements).

Cash Used in Investing Activities

Net cash used in investing activities decreased by $118.1 million from the prior year primarily due to reduced purchases of rental inventory for new and existing stores (excluding product purchased under revenue sharing agreements), a decrease in investment in businesses acquired and reduced capital expenditures with respect to new store construction, remodeling of certain existing stores and for the continued development of management information systems (see "Capital Expenditures").

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $44.4 million from the prior year. In the prior year, the Company sold 3.4 million shares of its common and preferred stock in connection with the Reel.com acquisition for an aggregate amount of $45.4 million (see Note 7 to the Consolidated Financial Statements), partially offset by the repurchase of 850,000 shares of the Company's common stock for approximately $10.5 million. In 1999, the Company had an increase in indebtedness repaid resulting from the payment of the $6.0 million note due in April, 1999 (see Note 7 to the Consolidated Financial Statements).

Capital Expenditures

The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office and store technology and opening for new store locations.
Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits. We currently anticipate that capital expenditures of approximately $130.0 million will be incurred in 2000, of which $110.0 million is anticipated to relate to new, relocated and remodeled stores and the conversion of acquired stores. The remaining balance relates to corporate capital expenditures. We expect the total investment per new store to approximate $400,000, which includes rental and merchandise inventory, leasehold improvements, signage, furniture, fixtures and equipment. We have brought down the cost from over $500,000 per-store in 1998 through improved construction and product efficiencies. The cost of opening a new store can vary based on size, construction costs in a particular market, and other factors. These capital expenditures will be funded primarily by cash generated from operations, supplemented by the availability of a new senior revolving line of credit or other forms of equipment financing and/or leasing, if necessary.

YEAR 2000 ISSUES

The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result, computer systems and/or software used by many companies may have required upgrading to comply with such "Year 2000" ("Y2K") requirements.

The century rollover to January 1, 2000 went extremely well for Hollywood Entertainment Corporation. All mission-critical systems performed as anticipated. The thousands of programs and applications that had been remediated continued to function without interruption or failure as we moved into the Year 2000.

Hollywood continues to monitor date-related systems matters. Based upon the performance of our programs, applications, and systems to date, we believe that Y2K issues are no longer of any material concern to the Company and its business. The cost of the Y2K effort was approximately $1.2 million.


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

FORWARD LOOKING STATEMENTS

The information set forth in this report, including without limitation in Item 1, Business, under the caption "Industry Overview" with respect to industry consolidation "Business Strategy" with respect to future relationships, expanding product opportunities and generation and use of cash, "Hollywood's Internet Strategy" with respect to the future of Reel.com and the future of electronic delivery of video, "Advertising and Marketing" with respect to future advertising expenditures, "Competition" with respect to the future viability of the video industry, "Expansion Strategy" with respect to planned new store openings and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources" with respect to planned new store openings and the sufficiency of financial resources includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created by those sections. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1, Business, under the captions "Expansion Strategy", "Hollywood's Internet Strategy", "Competition", in Item 7, Management's Discussions and Analysis of Financial Conditions and Results of Operations, under the caption "General Economic Trends, Quarterly Results and Seasonality" and in Item 3, Legal Proceedings.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to Item 14 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated by reference from the Company's definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for its 2000 annual meeting of shareholders (the "2000 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of the Company's fiscal year ended December 31, 1999. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is hereby incorporated by reference from the 2000 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 12 is hereby incorporated by reference from the 2000 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements, notes, schedules and exhibits filed as part of this Annual Report on Form 10-K:

     (a)(1), (2) FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Accountants dated March 1, 2000, on pages F-1 to F-21 of this report on Form 10-K are filed herewith:

(i)  Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

(ii)  FINANCIAL SCHEDULES

All financial schedules are omitted as the required information is inapplicable or the information is presented in the respective consolidated financial statements or related notes.

(a) (3)    Exhibits

The following exhibits are filed with or incorporated by reference into this Annual Report:

EXHIBIT
NUMBER         DESCRIPTION

3.1 1993B Restated Articles of Incorporation, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042)(the "Form S-1"), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140), and by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

3.2 1999 Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-82937) (the "1999 S-4")).

10.1 Indenture, dated August 13, 1997, between the Registrant and U.S. Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (No.333-35351) (the "1997 S-4")), as supplemented by the First Supplemental Indenture, dated as of June 24, 1999, between the Registrant and the Trustee (incorporated by reference to Exhibit 4.2 of the 1999 S-4) and the Second Supplemental Indenture, dated as of January 20, 2000, between the Registrant and the Trustee.

10.2 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Form S-1).

10.4 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Form S-1).

10.5 Revolving Credit Agreement, dated as of September 5, 1997, among the Registrant, as Borrower, and Societe Generale, DLJ Capital Funding, Inc. Goldman Sachs Credit Partners L.P. and certain other financial institutions, as Lenders, and Societe Generale, as Agent for the Lenders, Donaldson, Lufkin & Jenrette Securities Corporation, as Administrative Agent, Goldman Sachs Credit Partners, L.P., as Documentation Agent, and Credit Lyonnais Los Angeles Branch, Barclays Bank PLC, Deutsche Bank AG, New York Branch, U.S. Bank National Association and KeyBank National Association, as Co-Agents (incorporated by reference to Exhibit 10.1 of the 1997 S-4), as amended by a Second Amendment Agreement dated as of March 1, 1999 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999), the Fourth Amendment entered into as of November 22, 1999 and the Fifth Amendment entered as of March 22, 2000.

10.6 Employment letter between the Registrant and Jeffrey B. Yapp, dated July 31, 1997 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997). *

21.1     List of Subsidiaries.

23.1     Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule.


               (b) REPORTS ON FORM 8-K:

         None filed during the fourth quarter of 1999.

               *Management Contract.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hollywood Entertainment
Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 of the consolidated financial statements, the Company changed its amortization method for videocassette rental inventory in 1998.


PricewaterhouseCoopers LLP

Portland, Oregon
March 1, 2000


                      HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                       ---------------------------
                                       December 31,   December 31,
                                           1999         1998
                                       ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                    $ 6,941      $ 3,975
Accounts receivable                           42,679       40,862
Merchandise inventories                       84,373       58,083
Income taxes receivable                        1,797            -
Prepaid expenses and other current
 assets                                       10,377       12,138
                                        ------------   ----------
Total current assets                         146,167      115,058
Rental inventory, net                        339,912      259,255
Property and equipment, net                  382,345      328,182
Goodwill, net                                145,504      187,607
Deferred income tax asset                     52,691       35,513
Other assets, net                             13,558       10,715
                                        ------------   ----------
                                         $ 1,080,177    $ 936,330
                                        ============   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term
 obligations                             $    14,493    $   8,418
Accounts payable                             111,578      107,865
Accrued expenses                              64,566       34,664
Accrued revenue sharing                        9,402       13,500
Accrued interest                              11,865        9,693
Income taxes payable                               -        5,739
                                         -----------   ----------
Total current liabilities                    211,904      179,879
Long-term obligations, less current
 portion                                     519,413      383,727
Other liabilities                             44,331       25,133
                                         -----------   ----------
                                             775,648      588,739
Shareholders' equity:
 Preferred stock, 19,500,000 shares
 authorized; no shares issued and
 outstanding                                       -            -
Common stock, 100,000,000 shares
 authorized; and 45,821,537 and
 44,933,055 shares issued
 and outstanding, respectively               362,307      354,067
Retained deficit                             (57,778)      (6,476)
                                        ------------   ----------
Total shareholders' equity                   304,529      347,591
                                        ------------   ----------
                                         $ 1,080,177    $ 936,330
                                        ============   ==========

                See notes to consolidated financial statements.

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                          Twelve Months Ended
                                               December 31,
                                  -------------------------------------
                                      1999         1998         1997
                                  -----------   ----------   ----------
 Rental revenue                     $ 893,491    $ 633,140    $ 418,527
 Product sales                        203,350      130,768       81,974
                                  -----------   ----------   ----------
                                    1,096,841      763,908      500,501
                                   ----------   ----------   ----------
Cost of Revenue:
 Cost of rental                       278,890      271,778      122,014
 Cost of product                      154,990       87,799       53,471
                                   ----------   ----------   ----------
                                      433,880      359,577      175,485
                                   ----------   ----------   ----------
Gross Profit                          662,961      404,331      325,016
Operating costs and expenses:
 Operating and selling                522,682      382,728      244,946
 General and administrative            85,873       37,543       50,572
 Amortization of intangibles           56,919       18,611        6,195
 Purchased in-process research
   and development                          -        1,900            -
                                   ----------   ----------    ---------
                                      665,474      440,782      301,713
                                   ----------   ----------    ---------
Income (loss) from operations          (2,513)     (36,451)      23,303

Nonoperating income (expense):
 Interest income                          214          141          342
 Interest expense                     (45,691)     (33,355)     (14,302)
                                   ----------   ----------    ---------
Income (loss) before income taxes,
 extraordinary loss
 and cumulative effect adjustment     (47,990)     (69,665)       9,343
(Provision for) benefit from
 income taxes                          (1,868)      19,201       (3,784)
                                   ----------   ----------    ---------
Income (loss) before cumulative
 effect of a change in
 accounting principle and
 extraordinary loss on
 extinguishment of debt               (49,858)     (50,464)      5,559
Cumulative effect of a change in
 accounting principle
(net of income tax benefit
 of $983)                              (1,444)           -           -
Extraordinary loss on
 extinguishment of debt (net of
 income tax benefit of $372)                -            -        (563)
                                   ----------   ----------   ---------
Net income (loss)                  $  (51,302)   $ (50,464)   $  4,996
                                   ==========   ==========   =========
------------------------------------------------------------------------
Net income (loss) per share
 before cumulative effect of
 a change in accounting principle
 and extraordinary loss on
 extinguishment of debt:
   Basic                            $   (1.09)  $   (1.30)    $  0.15
   Diluted                              (1.09)      (1.30)       0.15
-------------------------------------------------------------------------
Net income (loss) per share:
   Basic                            $   (1.13)  $   (1.30)    $  0.14
   Diluted                              (1.13)      (1.30)       0.13
-------------------------------------------------------------------------
Weighted average shares
 outstanding:
   Basic                               45,592      38,844      36,659
   Diluted                             45,592      38,844      37,718
-------------------------------------------------------------------------

                See notes to consolidated financial statements.


                      HOLLYWOOD ENTERTAINMENT CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                    Common Stock         Retained
                                ---------------------    Earnings
                                  Shares       Amount    (Deficit)    Total
                                ----------    --------    -------    --------
Balance at December 31, 1996    36,006,201    $238,021    $38,992    $277,013
Issuance of common stock:
 Public offerings, net             300,000       4,695          -       4,695
 Stock options exercised           480,195       3,712          -       3,712
 Tax benefit from stock options          -       1,522          -       1,522
Net income                               -           -      4,996       4,996
                                ----------    --------    -------    --------
Balance at December 31, 1997    36,786,396     247,950     43,988     291,938
                                ----------    --------    -------    --------
Issuance of common stock:
 Stock options exercised           633,859       4,376          -       4,376
 Tax benefit from stock options          -       2,563          -       2,563
 Reel.com acquisition            4,000,000      42,760          -      42,760
 Sold to Reel.com affiliates     1,982,537      26,764          -      26,764
 Conversion of preferred stock
  to common stock                2,380,263      29,324          -      29,324
 Stock options issued for
  Reel.com acquisition                   -      10,840          -      10,840
Common stock repurchases          (850,000)    (10,510)         -     (10,510)
Net loss                                 -           -    (50,464)    (50,464)
                               -----------    --------    --------   --------
Balance at December 31, 1998    44,933,055     354,067     (6,476)    347,591
                               -----------    --------    --------   --------
Issuance of common stock:
 Stock options exercised           888,482       4,392          -       4,392
 Tax benefit from stock options          -       3,848          -       3,848
Net loss                                 -           -    (51,302)    (51,302)
                                ----------    --------   ---------   --------
Balance at December 31, 1999    45,821,537    $362,307   $(57,778)   $304,529
                                ==========    ========   =========   ========

                See notes to consolidated financial statements.

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                        ------------------------------------
                                                 Year Ended December 31,
                                                1999       1998      1997
                                        ------------------------------------
Operating activities:
 Net income (loss)                        $ (51,302)    $(50,464)   $  4,996
 Adjustments to reconcile net
  income (loss) to cash provided
   by operating activities:
 Cumulative effect of a change
  in accounting principle                     1,444            -          -
 Extraordinary loss on
  extinguishment of debt                          -            -        563
 Depreciation and amortization              222,842      195,387    139,705
 Amortization of deferred financing
  costs                                       1,936        1,462        496
 Inventory valuation charge                       -       99,910          -
 Write-off of purchased in-process
  research and development                        -        1,900          -
 Change in deferred rent                      3,565        3,961      3,467
 Change in deferred income taxes             (1,545)     (27,236)    (1,985)
 Net change in operating assets
  and liabilities:
   Accounts receivable                       (1,817)      (1,071)   (13,781)
   Merchandise inventories                  (26,290)       3,749    (16,227)
   Accounts payable                           3,713       10,194     36,616
   Accrued interest                           2,172        1,437      7,843
   Accrued revenue sharing                   (4,098)      13,500          -
   Other current assets and
    liabilities                              22,683       (8,651)    13,263
                                           --------     --------   --------
     Cash provided by operating
       activities                           173,303      244,078    174,956
                                           --------     --------   --------
Investing activities:
 Purchases of rental inventory, net        (185,877)    (265,158)  (194,273)
 Purchase of property and
   equipment, net                          (112,258)    (132,122)  (139,709)
 Investment in businesses acquired          (17,434)     (40,804)         -
 Increase in intangibles and other
  assets                                     (4,769)        (327)    (4,138)
                                           --------     --------   --------
     Cash used in investing
      activities                           (320,338)    (438,411)  (338,120)
                                           --------     --------   --------
Financing activities:
 Proceeds from the sale of
  common stock, net                               -       45,398      4,695
 Issuance of long-term obligations           90,162            -    203,159
 Repayments of long-term obligations         (8,401)      (2,429)    (1,864)
 Repurchase of common stock                       -      (10,510)         -
 Tax benefit from exercise of
  stock options                               3,848        2,563      1,522
 Proceeds from exercise of stock
  options                                     4,392        4,376      3,712
 Increase (decrease) in revolving
  loan, net                                  60,000      155,001    (57,000)
                                           --------    ---------   --------
     Cash provided by financing
      activities                            150,001      194,399    154,224
                                           --------    ---------   ---------
Increase (decrease) in cash and
 cash equivalents                             2,966           66     (8,940)
Cash and cash equivalents at
 beginning of year                            3,975        3,909     12,849
                                           --------    ---------   --------
Cash and cash equivalents at end
  of year                                   $ 6,941      $ 3,975    $ 3,909
                                           ========    =========   ========
Other Cash Flow Information:
 Interest expense paid                     $ 42,896     $ 31,562   $  6,735
 Income taxes paid (refunded), net            5,741         (706)     7,282

                See notes to consolidated financial statements.

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999, 1998, 1997

1.   SIGNIFICANT ACCOUNTING POLICIES

     Corporate Organization and Consolidation

 The accompanying financial statements include the accounts of Hollywood Entertainment Corporation and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries include Hollywood Management Company and Reel.com, Inc.. All significant intercompany transactions have been eliminated.

     Nature of the Business

 The Company operates a chain of video superstores ("Hollywood Video") throughout the United States and an internet retailer of video only products ("Reel.com"). The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 1999 and 1998, the Company operated 1,615 stores in 44 states and 1,260 stores in 42 states, respectively.

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

     Revenue Recognition

 The Company recognizes rental and product revenue related to the Hollywood Video segment at the point of rental or sale to the customer. Additional fees on rentals are recognized when earned, net of allowances for uncollectible amounts based on historical experience. The Company accrues for revenue sharing expenses at contractual rates at the point videocassettes are rented. Such expenses are included as cost of rental in the accompanying statement of operations. Revenue from the Reel.com segment for product sales, net of allowances and estimated returns, is recognized when the product is shipped to the customer.

     Cost of Rental

 Cost of rental includes revenue sharing expense and amortization of videocassettes.

     Cash and Cash Equivalents

 The Company considers highly liquid investment instruments, with an original maturity of three months or less, to be cash equivalents.

     Inventories

 Merchandise inventories, consisting primarily of prerecorded videocassettes, concessions, and other accessories held for resale, are stated at the lower of cost or market. Cost of sales is determined using an average costing method. Rental inventory, which includes videocassettes, video games, DVDs and audio books, is stated at cost and amortized over its estimated useful life to a specified salvage value. See Note 4 for a discussion of the amortization policy applied to rental inventory and a discussion of the change in amortization method effective October 1, 1998.

     Property, Equipment, Depreciation and Amortization

 Property is stated at cost and is depreciated on the straight-line method for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to ten years. Leasehold improvements are amortized primarily over the lesser of ten years or the term of the lease.

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

 In 1998, the Company adopted Statement of Position 98-1 ("SOP 98-1"), which defines the types of costs that may be capitalized for internally developed computer software. Accordingly, the Company capitalized $.3 million and $1.5 million in 1999 and 1998, respectively.

     Long-Lived Assets

 The Company follows Statement of Financial Accounting Standards ("SFAS")
 No. 121, "Accounting for the Impairment of Long-Lived Assets." The statement establishes accounting standards for the impairment of long-lived assets to be held and used, and for long-lived assets to be disposed. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. Measurement of the amount of the impairment may be based on the market values of similar assets or estimated discounted future cash
 flows resulting from use and ultimate disposition of the asset.   Management
 has determined that there has been no material impairment to any long-lived assets as of December 31, 1999 and 1998.

     Treasury Stock

 In accordance with Oregon law, shares are automatically retired and classified as available for issuance upon the repurchase of common stock.

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

     Segment Reporting

 The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Company has disclosed the information required by SFAS 131 in Note 17 to the Consolidated Financial Statements.

     Store Preopening Costs

 Store preopening costs, including store employee labor costs and advertising, incurred prior to the opening of a new store had been expensed during the first full month of a store's operation. In April 1998, Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities" was finalized, which requires that costs incurred for start-up activities, such as store openings, be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999. The cumulative effect of the change was to increase net loss by $1.4 million, net of tax.

2.   ACCOUNTS RECEIVABLE

 Accounts receivable as of December 31, 1999 and 1998 consists of:

                                         -----------------------
                                            1999         1998
                                         ----------   ----------
                                               (in thousands)
      Construction receivables              $ 8,274     $ 9,234
      Additional rental fees                 15,218      17,884
      Marketing allowances                    8,863      10,677
      Other                                  10,324       3,067
                                         ----------   ---------
                                            $42,679     $40,862
                                         ==========   =========

 The carrying amount of accounts receivable approximates fair value because of the short maturity of those receivables.



3.   RENTAL INVENTORY

 Rental inventory as of December 31, 1999 and 1998 consists of:


                                   -------------------------
                                       1999           1998
                                   ----------     ----------
                                         (in thousands)
   Rental inventory                $  571,460      $ 450,593
   Less accumulated amortization     (231,548)      (191,338)
                                   ----------     ----------
                                   $  339,912      $ 259,255
                                   ==========      =========

 Amortization expense related to rental inventory was $107.6 million, $135.3 million and $112.5 million in 1999, 1998 and 1997, respectively, and is included in cost of rental. As rental inventory is transferred to merchandise inventory and sold (previously viewed product), the applicable cost and accumulated amortization are eliminated from the accounts, determined on a first-in-first-out ("FIFO") basis applied in the aggregate based on monthly purchases. Any gain or loss thereon is recorded in the Company's consolidated statements of operations.

4.   CHANGE IN AMORTIZATION METHOD FOR RENTAL INVENTORY

 Effective October 1, 1998, Hollywood Video adopted a new method of amortizing videocassette rental inventory. During the fourth quarter of 1998, Hollywood Video acquired a majority of new video releases under revenue sharing arrangements with major studios, which the Company expects to continue in the future. Revenue sharing allows the Company to acquire videocassettes at a lower product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. The increased copy depth under revenue sharing arrangements satisfies the initial consumer demand for new releases over a shorter period of time. As the new business model results in a significantly greater proportion of rental revenue received over a shorter period of time, the Company has changed its method of amortizing rental inventory in order to match expenses with the anticipated revenues to be generated therefrom.

     Post-October 1, 1998 policy

 For tapes acquired under revenue sharing, as of October 1, 1998, it is the Company's policy to expense the studio's share of the revenue net of an estimated salvage value of $4 per videocassette. Revenue sharing expense is included in cost of rental in the accompanying statements of operations.

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

 Video Games

 Video games are amortized on an accelerated basis to approximately $14.50 over the first twelve months and then to an estimated salvage value of $7 over the following twelve months.


5.   PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1999 and 1998 consists of:

                                           ---------------------
                                              1999        1998
                                           ---------  ----------
                                              (in thousands)
        Fixtures and equipment             $ 146,318   $ 123,068
        Leasehold improvements               327,838     279,805
        Equipment under capital lease         16,058       3,426
        Leasehold improvements under
         capital lease                        35,258       7,167
                                           ---------  ----------
                                             525,472     413,466
        Less accumulated depreciation
         and amortization                   (143,127)    (85,284)
                                           ---------  ----------
                                           $ 382,345   $ 328,182
                                           =========  ==========

 Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $8.0 million and $3.0 million at December 31, 1999 and 1998, respectively.


6.   GOODWILL

 Goodwill as of December 31, 1999 and 1998 consists of:

                                     --------------------
                                        1999       1998
                                     ---------  ---------
                                       (in thousands)
          Goodwill                   $236,445   $222,004
          Less accumulated
            amortization              (90,941)   (34,397)
                                     --------  ---------
                                     $145,504   $187,607
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


7.   ACQUISITIONS

     Reel.com

 On October 1, 1998, the Company completed the merger of Reel.com with and into Hollywood Entertainment Corporation. At the closing, the Company acquired all the outstanding shares of Reel.com for $32.7 million in cash and 4,000,000 shares of Common Stock and 1,000,000 shares of Series A Redeemable Preferred Stock. Both common and preferred shares were valued at $10.69 per share, representing a 10% discount from the October 1, 1998 closing price.
 In addition, the Company assumed Reel.com's incentive stock option plan and converted all outstanding Reel.com stock options into options to acquire the Company's Common Stock. Options for a total of 958,568 shares were assumed in connection with the acquisition (the options granted were valued at $11.31 per share using the Black-Scholes option valuation model).

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

 The following sets forth the reconciliation of the cash paid (in thousands) for Reel.com, Inc.:

            Fair value of assets acquired           $   3,634
            Goodwill                                  100,349
            Purchased research and development          1,900
            Value of stock issued                     (53,450)
            Value of stock options issued             (10,840)
            Liabilities assumed                        (8,934)
                                                    ---------
         Cash paid, including transaction costs,
          net of cash received                      $  32,659
                                                    =========

 The value of stock options issued was determined using the Black-Scholes stock option pricing model. Goodwill is being amortized over the estimated useful life of 2 years.

 The following unaudited pro forma information presents the results of the Company's operations assuming the Reel.com acquisition occurred at the beginning of each period presented (in thousands, except per share data):

                                       Year Ended December 31,
                                      ------------------------
                                         1998          1997
                                      ----------    ----------
          Total revenue               $  773,812    $  502,033
          Net loss                       (97,306)      (46,247)
          Net loss per share:
             Basic                         (2.16)        (1.03)
             Diluted                       (2.16)        (1.03)

 The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Reel.com acquisition been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

     Store Acquisitions

 During 1999, the Company acquired the operations and assets of 49 video superstores for an aggregate purchase price of $17.4 million. The acquisitions were accounted for under the purchase method of accounting. Approximately $14.6 million was allocated to Goodwill and is being amortized over the estimated useful life of 20 years. The results of operations for these acquisitions do not have a material effect on the consolidated operating results and therefore are not included in the proforma data presented.

 During 1998, the Company acquired the operations and assets of 41 video superstores located in New York (11) and Florida (30) for an aggregate purchase price of $14.1 million. $6.0 million of the purchase price was paid with a note payable bearing interest at 10.0% per annum due April 1, 1999, and the remainder was paid in cash. The acquisitions were accounted for under the purchase method of accounting. Approximately $9.8 million was allocated to Goodwill and is being amortized over the estimated useful life of 20 years. The results of operations for these acquisitions do not have a material effect on the consolidated operating results and therefore are not included in the pro forma data presented above.

8.   OPERATING LEASES

The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required costs, incurred during 1999, 1998, and 1997 was $201.6 million, $154.8 million and $96.0 million, respectively.

At December 31, 1999, the future minimum annual rental commitments under non-cancelable operating leases were as follows:


               ------------------------------
                                   Operating
               Year Ending          Leases
               December 31,     (in thousands)
               ------------------------------
               2000               $194,626
               2001                190,440
               2002                186,587
               2003                184,237
               2004                178,631
               Thereafter          742,234


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

 Beginning January 1, 1998, the Company added a 401(k) plan in which eligible employees may elect to contribute up to 15% of their earnings. Eligible employees who are at least 21 years of age, have completed at least one year of service and work at least 1,000 hours in a year. The Company did not make any matching contributions to the 401(k) plan in 1999 or 1998.

 The Company does not maintain any other retirement plans nor offer any form of post-retirement benefits.

10.  LONG-TERM OBLIGATIONS

 The Company had the following long-term obligations as of December 31, 1999 and 1998:

                                          ------------------------
                                             1999         1998
                                          ---------    -----------
                                               (in thousands)
          Senior subordinated notes       $ 250,000      $ 200,000
          Borrowings under bank
            revolving credit agreement      240,000        180,000
          Obligations under capital          43,886          6,111
            leases
          Other                                  20          6,034
                                          ---------     ----------
                                            533,906        392,145
          Less current obligations           14,493          8,418
                                          ---------     ----------
                                          $ 519,413      $ 383,727
                                          =========     ==========


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

 In June 1999, the Company issued an additional $50 million principal amount of 10.625% senior subordinated notes under substantially the same terms as the original $200 million. Proceeds were used to repay a portion of its indebtedness outstanding under its senior revolving credit agreement.

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

 In September 1997, the Company entered into a senior revolving credit agreement which provides for the availability of up to $300 million in aggregate extension of credit. The outstanding balance is due and payable on September 5, 2002. Revolving credit loans under the credit agreement bear interest, at the Company's option, at an applicable margin over the bank's
 base rate loan or the IBOR rate.   The applicable margin is based  upon the
 ratio of consolidated indebtedness to consolidated adjusted EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2% of any unused portion of the credit agreement. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of: indebtedness to income from operations before depreciation and amortization plus non-cash expenses that reduced EBITDA, less the cost of acquiring new release videocassettes and game inventory which are capitalized (adjusted EBITDA); adjusted EBITDA less taxes paid in cash to interest expense; maintenance of average store contribution levels; and the maintenance of minimum tangible net worth. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company.

 The Company was not in compliance with the net leverage ratio as of December 31, 1999 due to the $25.4 million charge associated with the settlement of the Rentrak and Fox lawsuits (see Note 15 to the Consolidated Financial Statements). The Company has however, obtained a waiver from the banks with respect to this covenant specified in the revolving credit agreement.

 As of December 31, 1999, the fair value of the Notes was $231.6 million.
 The fair value of the Notes was based on quoted market prices as of December 31, 1999. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of December 31, 1999.

 At December 31, 1999, maturities on long-term obligations for the next five years were as follows:

<CAPTION
                    -----------------------------
                    Year Ending
                    December 31,      Amount
                    ---------------------------
                              (in thousands)
                    2000           $  14,493
                    2001              11,065
                    2002             254,749
                    2003               3,599
                    2004             250,000
                    Thereafter             -
                                 -----------
                                  $  533,906
                                 ===========

11.  INCOME TAXES

 The provision for (benefit from) income taxes for the years ended December 31, 1999, 1998 and 1997 consists of:


                                      ------------------------------
                                          1999      1998      1997
                                      ----------  --------  --------
                                              (in thousands)
        Current:
         Federal                        $  2,802         -  $  1,581
         State                             1,064       983       218
                                      ----------  --------  --------
         Total current provision           3,866       983     1,799

        Deferred:
         Federal                          (2,450)  (17,281)     1,468
         State                               452    (2,903)       517
                                      ----------  --------  ---------
         Total deferred liability
           (benefit)                      (1,998)  (20,184)     1,985
                                      ----------  --------  ---------
         Total provision (benefit)       $ 1,868  $(19,201)  $  3,784
                                      ==========  ========= =========

 The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. These taxes are included in the current provision for state and local income taxes. Certain acquisitions in 1995 and the Reel.com acquisition in 1998 yielded nondeductible goodwill which is reflected in the tax rate reconciliation below. The tax impact of purchase accounting adjustments is reflected in deferred taxes. A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                               --------------------------
                                                 1999      1998     1997
                                               --------  -------  -------
       Statutory federal rate
        (benefit)                               (34.0%)   (34.0%)   34.0%
       State income taxes, net of
        federal income
        tax benefit                               2.1      (1.8)     5.5
       Amortization of nondeductible
        goodwill                                 35.7       6.9        -
       Other, net                                  .1       1.3      1.0
                                               -------   -------  -------
                                                  3.9%    (27.6%)   40.5%
                                               =======   =======  =======


Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                ----------------------
                                                    1999       1998
                                                ----------  ----------
        Deferred tax assets:
          Tax loss carryforward                  $  29,428   $ 26,618
          Deferred rent                              7,037      5,589
          Financial leases                           5,903      3,883
          Income deferred for financial
           Statement purposes                        1,861      2,308
          Tax credit carryforward                    4,031      1,906
          Financial statement expenses
           deferred
           for tax purposes                            676        784
          Accrued legal settlement                   9,835          -
          Other                                         25         24
                                                ----------   --------
          Total deferred tax assets                 58,796     41,112
          Valuation allowance                       (6,105)    (5,599)
                                                ----------   --------
          Net deferred tax assets                   52,691     35,513
                                                ----------  ---------
        Deferred tax liabilities:
          Depreciation and amortization            (22,894)    (8,227)
          Capitalized leases                        (3,745)    (2,778)
          Tax expenses deferred for
           financial statement purposes               (247)      (248)
                                                ----------   --------
          Total deferred tax liabilities           (26,886)   (11,253)
                                                ----------   --------
        Net deferred tax asset (liability)        $ 25,805   $ 24,260
                                                ==========  =========

At December 31, 1999, the Company had approximately $73.6 million of net operating loss carryforwards available to reduce future income taxes, representing operating losses of Hollywood Entertainment, Reel.com and Title Wave, a company acquired during 1995 through a stock purchase. The Company expects to fully utilize Hollywood Entertainment, post acquisition Reel.com and Title Wave losses in future years and thus no valuation allowance has been recorded. The Company has provided a valuation allowance for pre-acquisition losses of Reel.com. The carryforward periods expire in years 2009 through 2019. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of $4.0 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date.

The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to shareholders' equity.

12.  SHAREHOLDERS' EQUITY

 Preferred Stock

 At December 31, 1999 the Company is authorized to issue 19,500,000 shares of preferred stock in one or more series. The Board of Directors has authority over the designations, preferences, special rights, limitations or restrictions thereof as it may determine. The Company issued and sold a total of 2,380,263 shares of Series A Redeemable Preferred Stock in connection with the Reel.com acquisition. These shares were converted into Common Stock on a one for one basis upon shareholder approval on December 30, 1998.

     Common Stock

 During 1998, the Company repurchased 850,000 Common Shares on the open market for $10.5 million.

 In October 1998, the Company exchanged and sold a total of 8,362,800 shares of its Common Stock in connection with the acquisition of Reel.com as discussed in Note 7. This amount includes the Preferred Shares converted to Common Stock discussed above.

 In December 1996, the Company completed a public offering of 2,000,000 shares of its common stock. The net proceeds from the offering were approximately $34.7 million. Additionally, in January 1997, the underwriters purchased an additional 300,000 shares pursuant to the overallotment option for net proceeds to the Company of approximately $4.7 million.


13.   STOCK OPTION PLANS

 In general, the Company's stock option plans provide for the granting of options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have a nine year term and become exercisable on a pro rata basis over five years. The Company adopted stock option plans in 1993 and 1997 providing for the granting of non-qualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees up to an aggregate of 10,000,000 shares of common stock. The 1997 plan provides for the granting of nonqualified stock options to employees up to an aggregate of 2,000,000 shares of common stock. The Company granted non-qualified stock options pursuant to the 1993 and the 1997 Plans totaling 2,804,925, 5,347,269 and 2,165,513 in 1999, 1998 and
 1997, respectively.

 The Company has elected to follow APB No. 25;  "Accounting for Stock
 Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                    -----------------------------
                                        1999    1998     1997
                                    -----------------------------
      Risk free interest rate           6.33%   4.5%     5.7%
      Expected dividend yield           0%      0%       0%
      Expected lives                  5 years  5 years  5 years
      Expected volatility               85%     75%      65%

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

 Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during 1999, 1998 (excluding the options assumed in connection with the Reel.com acquisition) and 1997 was $9.95, $6.77, and $10.10 per option, respectively. Options issued in connection with the Reel.com acquisition totaled 958,568 and had an aggregate fair market value of $10.8 million at the closing date using the Black-Scholes option valuation model.

 For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The value of options issued in connection with the Reel.com acquisition are excluded from the proforma disclosure as the value of these options was part of the acquisition purchase price.

     The Company's pro forma information is as follows:


                                             December 31,
                  ------------------------------------------------------------
                           1999                 1998                1997
                  --------------------  -------------------- ------------------
                                Pro                  Pro                Pro
                   Reported    Forma     Reported   Forma    Reported  Forma
                  ---------  ---------  ---------  --------- -------- ------
Net income
 (loss)           $(51,302)  $(57,665)  $(50,464)  $(53,583)  $4,996  $1,459
Earnings (loss)
 per Share:
  Basic              (1.13)     (1.26)     (1.30)     (1.38)    0.14    0.04
  Diluted            (1.13)     (1.26)     (1.30)     (1.38)    0.13    0.04


 Options to purchase 2,300,344 shares of common stock were not included in the computation of pro forma diluted earnings per share for December 31, 1999, as such shares were anti-dilutive.

 The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

 A summary of the Company's stock option activity and related information for 1999, 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                    Weighted
                                                     Average
                                                     Exercise
                                            Shares     Price
                                          ---------  --------
      Outstanding at December 31, 1996       4,040     9.25
        Granted                              2,165    16.35
        Exercised                             (480)    7.74
        Cancelled                             (587)   11.79
                                          ---------  --------
      Outstanding at December 31, 1997       5,138    12.09
        Granted (1)                          5,347     8.55
        Exercised                             (633)    7.39
        Cancelled                           (2,392)   13.79
                                          ---------  --------
      Outstanding at December 31, 1998       7,460     9.40
        Granted                              2,805     14.05
        Exercised                             (889)     5.24
        Cancelled                           (1,189)     9.13
                                          ---------  --------
      Outstanding as December 31, 1999       8,187     11.49
                                          =========  ========

  (1) Includes 958,568 stock options issued in connection with the Reel.com acquisition. See Note 7.

A summary of options outstanding and exercisable at December 31, 1999 is as follows (in thousands, except per share amounts):


           --------------------------------------------------------------
                 Options Outstanding           Options Exercisable
           --------------------------------------------------------------
                            Weighted
                             Average    Weighted                 Weighted
                           Remaining    Average                   Average
  Range of       Number         Life    Exercise    Number       Exercise
Exercise Prices Outstanding (in years)   Price    Exercisable      Price
-------------------------------------------------------------------------
$ 0.56 - $6.50       852      5.74      $ 4.31        492       $  4.50
  6.84 - 9.25      1,363      6.64        8.35        460          8.06
  9.50 - 10.44     1,416      7.58       10.14        402         10.17
 10.50 - 15.00     3,474      7.98       12.71        529         12.65
 15.06 - 28.625    1,082      7.05       18.98        273         18.62
                 --------  -------    --------     ------       -------
                   8,187      7.33      $11.49      2,156       $ 10.11
                 ========  =======    ========     ======       =======



14.  EARNINGS PER SHARE

A reconciliation of the basic and diluted per share computations for 1999, 1998 and 1997 is as follows (in thousands, except per share data):


                                    ------------------------------------
                                                    1999
                                    ------------------------------------
                                                    Weighted       Per
                                          Income     Average      Share
                                          (Loss)      Shares      Amount
                                      ----------   ---------    ---------
Income (loss) before
 extraordinary item and
 cumulative effect adjustment          $ (49,858)     45,592    $  (1.09)
Extraordinary loss, net of tax                 -           -           -
Cumulative effect
adjustment, net of tax                    (1,444)          -       (0.04)
                                      ----------    --------   ---------
Income (loss) per common share         $ (51,302)     45,592    $  (1.13)

Effect of dilutive securities:
Stock options                                  -           -           -
                                      ----------    --------   ---------
Income (loss) per share-
 assuming  dilution                    $ (51,302)     45,592    $  (1.13)
                                      ==========    ========   =========


                                      ------------------------------------
                                                       1998
                                      ------------------------------------
                                                     Weighted        Per
                                        Income        Average       Share
                                        (Loss)        Shares        Amount
                                      ----------    ---------    ---------
Income (loss) before
 extraordinary item and
 cumulative effect adjustment          $ (50,464)     38,844    $  (1.30)
Extraordinary loss, net of tax                 -           -           -
Cumulative effect
adjustment, net of tax                         -           -           -
                                      ----------    --------    --------
Income (loss) per common share         $ (50,464)     38,844    $  (1.30)

Effect of dilutive securities:
Stock options                                  -           -           -
                                      ----------    --------   ---------
Income (loss) per share-
assuming  dilution                     $ (50,464)     38,844    $  (1.30)
                                      ==========    ========   =========

                                      ------------------------------------
                                                      1997
                                      ------------------------------------
                                                      Weighted        Per
                                        Income         Average       Share
                                        (Loss)         Shares       Amount
                                      ----------    ----------    ---------
Income (loss) before
 extraordinary item and
 cumulative effect adjustment          $  5,559        36,659    $   0.15
Extraordinary loss, net of tax             (563)            -       (0.01)
Cumulative effect
adjustment, net of tax                        -             -           -
                                      ---------    ----------   ---------
Income (loss) per common share        $   4,996        36,659   $    0.14

Effect of dilutive securities:
Stock options                                 -         1,059       (0.01)
                                     ----------      --------   ---------
Income (loss) per share-
assuming  dilution                    $   4,996        37,718   $    0.13
                                     ==========      ========   =========


Due to the Company's loss in 1999 and 1998, a calculation of earnings per share assuming dilution is not required. In 1999 and 1998 dilutive securities consisted of options convertible into approximately 2.1 million and 1.3 million shares of common stock, respectively, using the treasury stock method to compute dilution.


15.  SPECIAL AND/OR UNUSUAL ITEMS

 The Company incurred the following special and/or unusual charges in 1999, 1998 and 1997.

 On January 24, 2000, the Company and Rentrak Corporation reached a settlement of their dispute concerning revenue sharing videocassettes Rentrak had provided to the Company. The settlement agreement resolves all disputes between the companies and dismisses all claims against the Company. The Company incurred $23.1 million in settlement and legal costs. The settlement included $8.0 million in cash to cover outstanding invoices and consideration for business disruption to Rentrak; $6.0 million to cover Rentrak's legal fees and costs; and finally, the Company issued 200,000 shares of its common stock to Rentrak. Additionally, the Company also incurred $5.8 million in legal fees related to the lawsuit.

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

16.  COMMITMENTS AND CONTINGENCIES

 During 1999, the Company was named as a defendant in three complaints which the Company anticipates will be consolidated into a single class action entitled WOODS V. HOLLYWOOD ENTERTAINMENT, ET AL, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt employees which they claim are owed overtime payments in certain stores in California. The case is in the early stages of discovery. A class has not been certified. The Company is unable to determine that the likelihood of an unfavorable outcome of the litigation is either probable or remote. The Company intends to vigorously defend the action.

17.  SEGMENT REPORTING

 In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998.

 The Company identifies its segments based on management responsibility.
 In 1999 and 1998, the Company had 2 segments. At December 31, 1999, the Hollywood Video segment consists of the Company's 1,615 retail stores located in 44 states and the Reel.com segment, which is the leading video-only store on the internet. The Company measures segment profit as operating profit, which is defined as income before interest expense and income taxes. Information on segments and a reconciliation to income before income taxes are as follows (in thousands):


                                    Year Ended December 31, 1999
                             ---------------------------------------
                             Hollywood
                             Video        Reel.com      Total
                             -----------  ---------- -----------
Revenues                     $1,054,879   $ 41,962   $1,096,841
Tape amortization               107,127        450      107,577
Other depreciation and
  amortization                   64,078     51,187      115,265
Operating income (loss)          96,025    (98,538)      (2,513)
Interest expense, net            41,042      4,435       45,477
Total assets                  1,010,773     69,404    1,080,177
Purchase of property and
  equipment, net                108,804      3,454      112,258


                              Year Ended December 31, 1998
                             --------------------------------
                             Hollywood
                             Video         Reel.com   Total
                             -----------   --------  --------
Revenues                     $  756,658    $ 7,250   $763,908
Tape amortization               135,093        191    135,284
Other depreciation and
  amortization                   47,592     12,511     60,103
Operating income (loss)         (14,527)   (21,924)   (36,451)
Interest expense, net            33,048        166     33,214
Total assets                    842,212     94,118    936,330
Purchase of property and
  equipment, net                131,364        758    132,122

There was only one segment, Hollywood Video, in 1997.



18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows (in thousands, except per share data):

                                                Quarter Ended
                               ---------------------------------------------
                                   March      June   September    December
                                --------- ---------  ----------  -----------
 1999
 ------------------------
 Total revenue
  As previously reported        $266,529   $250,368   $266,319
  Adjustments (1)                   (404)      (905)      (652)
                                ---------  ---------  ---------
  As adjusted                    $266,125   $249,463   $265,667    $315,586
                                =========  =========  =========   =========
 Gross profit:
  As previously reported         $166,581   $155,382   $165,177
  Adjustments (1)                    (371)    (1,002)      (873)
                                ---------  ---------  ---------
  As adjusted                    $166,210   $154,380   $164,304    $178,067
                                =========  =========  =========   =========
 Income from operations
  As previously reported          $13,390    $ 5,707    $ 1,016
  Adjustments (1)                     204     (1,106)    (1,375)
                                ---------  ---------  ---------
  As adjusted                    $ 13,594    $ 4,601    $  (359)   $(20,349)
                                =========  =========  =========   ==========
 Net income (loss)
  As previously reported         $ (4,221)  $ (8,329)  $(11,662)
  Adjustments (1)                     204     (1,106)    (1,375)
                                ---------  ---------  ---------
  As adjusted                    $ (4,017)  $ (9,435)  $(12,997)   $(24,853)
                                =========  =========  =========   ==========
 Net income (loss) per
  share:
    Basic
     As previously reported      $  (0.09)   $ (0.18)  $  (0.25)
     Adjustments (1)                 0.00      (0.03)     (0.03)
                                ---------   ---------  ---------
     As adjusted                 $  (0.09)  $  (0.21)  $  (0.28)   $  (0.54)
                                =========   =========  =========   =========
 Net income (loss) per
  share:
    Diluted
     As previously reported      $  (0.09)  $  (0.18)  $  (0.25)
     Adjustments (1)                 0.00      (0.03)     (0.03)
                                ---------   ---------  ---------
     As adjusted                 $  (0.09)  $  (0.21)  $  (0.28)   $  (0.54)
                                =========   =========  =========   =========
 1998
 -------------------------
 Total revenue                   $169,952   $166,731   $184,072    $243,153
 Gross profit                     115,210    109,727    123,396      55,998
 Income (loss) from
  operations                       19,797     17,403     18,982     (92,633)
 Net income (loss)                  7,663      5,654      6,082     (69,863)
 Net income (loss)
  per share:
     Basic                           0.21       0.15       0.16       (1.56)
     Diluted                         0.21       0.15       0.16       (1.56)

     (1) During the fourth quarter of 1999, the Reel.com segment of the Company recorded adjustments primarily related to advertising revenue and product development costs. The impact of these changes, including related income tax effects, was to increase previously reported net income by $204,000 for the quarter ended March 31, 1999 and to decrease net income by $1,106,000 and $1,375,000 for the quarters ended June 30, 1999 and September 30, 1999, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 1999.

                    Hollywood Entertainment Corporation


                       By: /S/ DAVID G. MARTIN
                       ---------------------------
                         David G. Martin
        Executive Vice President
                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1999.

Signatures               Title


MARK J. WATTLES
----------------
Mark J. Wattles     Chairman of the Board of Directors,
               and Chief Executive Officer
                         (Principal Executive Officer)

DAVID G. MARTIN
---------------
David G. Martin     Executive Vice President
                and Chief Financial Officer
               (Principal Financial and Accounting Officer)

DONALD J. EKMAN
---------------
Donald J. Ekman     Director


SCOTT A.BECK
-------------
Scott A. Beck       Director


WILLIAM P. ZEBE
---------------
William P. Zebe     Director