Form 10-Q
period 2000-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-05-15
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXHANGE ACT OF 1934

                 For the transition period from            to

                        Commission File Number 0-21824

                      HOLLYWOOD ENTERTAINMENT CORPORATION
              (Exact name of registrant as specified in charter)

     Oregon                 (I.R.S. Employer Identification No.)
(State or other jurisdiction of       93-0981138
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

                    Yes X                No

As of May 9, 2000 there were 46,145,809 shares of the registrant's Common Stock outstanding.

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                                March 31, 2000

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                 Three Months Ended
                                                      March 31,
                                              ----------      ---------
                                                 2000            1999
                                              ----------      ---------
Revenue:
  Rental revenue                                $272,450       $221,315
  Product sales                                   62,872         45,214
                                              ----------      ---------
                                                 335,322        266,529
                                              ----------      ---------
Cost of sales:
  Cost of rental                                  91,161         68,646
  Cost of product                                 47,407         31,434
                                              ----------      ---------
                                                 138,568        100,080
                                              ----------      ---------
Gross margin                                     196,754        166,449

Operating costs and expenses:
  Operating and selling                          162,883        120,693
  General and administrative                      16,817         18,240
  Amortization of intangibles                     14,319         14,126
                                              ----------      ---------
                                                 194,019        153,059
                                              ----------      ---------

Income from operations                             2,735         13,390

Nonoperating income (expense):
  Interest income                                      -              7
  Interest expense                               (14,070)        (9,619)
                                              ----------      ---------
Income (loss) before income taxes                (11,335)         3,778

Provision for income taxes                          (828)       (6,555)
                                              ----------      ---------

Loss before cumulative effect of a change in
 accounting principle                            (12,163)       (2,777)

Cumulative effect of a change in accounting
 principle (net of income tax benefit
 of $983)                                              -        (1,444)
                                               ---------       --------

Net  loss                                      $(12,163)       $(4,221)
                                              ==========       ========

Net loss per share before cumulative
 effect of a change in accounting principle
  Basic                                         $ (0.26)       $ (0.06)
  Diluted                                       $ (0.26)       $ (0.06)

Net loss per share:
  Basic                                         $ (0.26)       $ (0.09)
  Diluted                                       $ (0.26)       $ (0.09)

Weighted average shares outstanding:
  Basic                                          46,006          45,212
  Diluted                                        46,006          45,212


The accompanying notes are an integral part of this financial statement.

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                    (In thousands, except share amounts)

                                                   March  31,     December 31,
                                                      2000            1999
                                                 --------------    ----------
                                                   (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                           $   4,403        $ 6,941
 Accounts receivable                                    44,698         42,679
 Merchandise inventories                                80,944         84,373
 Income tax receivable                                   2,862          1,797
 Prepaid expenses and other
   current assets                                       14,372         10,377
                                                  ------------     ----------
   Total current assets                                147,279        146,167

Rental inventory, net                                  349,063        339,912
Property and equipment, net                            396,496        382,345
Goodwill, net                                          131,297        145,504
Deferred income tax                                     55,446         52,691
Other assets, net                                       13,376         13,558
                                                  ------------     ----------
                                                   $ 1,092,957     $1,080,177
                                                  ============     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
   obligations                                       $  14,493        $14,493
 Accounts payable                                       84,916        111,578
 Accrued expenses                                       47,646         64,566
 Accrued revenue sharing                                32,234          9,402
 Accrued interest                                        5,102         11,865
                                                   -----------     ----------
   Total current liabilities                           184,391        211,904

Long-term obligations, less current portion            565,505        519,413
Other liabilities                                       47,821         44,331
                                                   -----------     ----------
                                                       797,717        775,648
                                                   -----------     ----------
Shareholders' equity:
 Preferred stock, 19,500,000 shares
  authorized; no shares issued
   and outstanding                                          -              -
 Common stock, 100,000,000 shares
   authorized; and 46,130,428 and
   45,821,537 shares issued
   and outstanding, respectively                       365,181        362,307
 Retained deficit                                      (69,941)       (57,778)
                                                   -----------     ----------
 Total shareholders' equity                            295,240        304,529
                                                   -----------     ----------
                                                   $ 1,092,957     $1,080,177
                                                   ===========     ==========

The accompanying notes are an integral part of this financial statement.

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                             2000        1999
                                                         -----------  --------
Operating activities:
  Net loss                                                $ (12,163)  $ (4,221)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
  Cumulative effect of a change in
   accounting principle                                           -      1,444
  Depreciation and amortization                              59,789     54,674
  Amortization of deferred financing costs                      588        374
  Change in deferred rent                                       610      1,042
  Change in deferred income taxes                               125        443
  Net change in operating assets and liabilities:
     Accounts receivable                                     (2,019)    (3,619)
     Merchandise inventories                                  3,429     (1,141)
     Accounts payable                                       (26,662)   (17,648)
     Accrued interest                                        (6,763)    (6,634)
     Accrued revenue sharing                                 22,832      6,077
     Other current assets and liabilities                   (19,692)     6,917
                                                           --------    -------
     Cash provided by operating activities                   20,074     37,708
                                                           --------    -------

Investing activities:
  Purchases of rental inventory, net                        (38,308)   (57,962)
  Purchase of property and equipment, net                   (30,465)   (24,419)
  Increase in intangibles and other assets                     (517)    (2,726)
                                                           --------    -------
      Cash used in investing activities                     (69,290)   (85,107)
                                                           --------    -------

Financing activities:
  Issuance of long-term obligations                          12,511          -
  Repayments of long-term obligations                        (3,419)    (6,377)
  Tax benefit from exercise of stock option                      42      1,872
  Proceeds from exercise of stock options                       544      2,613
  Increase in revolving loan, net                            37,000     50,000
                                                            -------    -------
       Cash provided by financing activities                 46,678     48,108
                                                            -------    -------

Increase (decrease) in cash and cash equivalents             (2,538)       709

Cash and cash equivalents at beginning of year                6,941      3,975
                                                            -------    -------
Cash and cash equivalents at end of the first quarter       $ 4,403    $ 4,684
                                                            =======    =======
Non-cash financing activities:
  Issuance of common stock as part of a legal
   settlement agreement                                     $ 2,288          -



The accompanying notes are an integral part of this financial statement.

HOLLYWOOD ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

 (1)  Accounting Policies

   The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1999 audited consolidated financial statements included in the Company's annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact to previously reported net loss or shareholders'equity.

 (2)  Statements of Changes in Shareholders' Equity

   An analysis of the shareholders' equity amounts for the first quarter ended March 31, 2000 is as follows:

                                      Common Stock
                                  ---------------------  Retained
                                     Shares    Amounts    Deficit     Total
                                  ----------  ---------  ----------  --------
(In thousands, except share amounts)

Balance at December 31, 1999      45,821,537   $362,307   $(57,778)  $304,529
Issuance of common stock under
  option plan                        108,891        544                   544
Tax benefit from exercise of
  stock options                                      42                    42
Issuance of common stock as part
  of a legal settlement agreement    200,000      2,288                 2,288
Net loss                                                    (12,163)  (12,163)
                                  ----------  ---------  ----------  ---------
Balance at March 31, 2000         46,130,428  $ 365,181  $  (69,941) $295,240
                                  ==========  =========  ==========  =========

 (3)  Operating Leases

   The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required cost during the first quarter of 2000 and 1999 were $58,597 and $47,063, respectively.

 (4)  Earnings per Share

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

   The following table is a reconciliation of the basic and diluted earnings per share computations:

                                                 Three Months Ended
                                                       March 31,
                              --------------------------------------------------
                                          2000                     1999
                                     (In thousands, except per share amounts)
                              ------------------------   -----------------------
                                                 Per                        Per
                                                Share                      Share
                                Loss    Shares Amounts     Loss   Shares  Amounts
                              ------------------------   -----------------------
Basic loss per share:         $(12,163) 46,006  $(0.26)  $(4,221) 45,212  $(0.09)

Effect of dilutive securities:
     Stock options                   -       -                 -       -
                              --------  ------  ------   -------  ------  ------
Dilutive loss per share:      $(12,163) 46,006  $(0.26)  $(4,221) 45,212  $(0.09)
                              ========  ======  ======   =======  ======  ======


Due to the Company's net loss, stock options accounted for using the treasury stock method would be antidilutive. Accordingly, 578,026 shares and 3.0 million shares have been excluded from diluted net loss per share calculation for the three months ended March 31, 2000 and 1999, respectively.

 (5)  Store Preopening Cost

   In April 1998, SOP 98-5, "Reporting on the Cost of Start-up Activities," was finalized, which required that cost incurred for start-up activities, such as store openings, be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999. The cumulative effect of the change was to increase net loss in the first quarter of 1999 by $1.4 million, net of tax benefit.

 (6)  Segment Reporting

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998.

   The Company identifies its segments based on management responsibility.
   The Company has two segments, the Hollywood Video segment, which consists of the Company's 1,701 retail stores located in 45 states, and the Reel.com segment, which is the leading video-only store on the Internet. The Company measures segment profit as operating profit, which is defined as income before interest expense and income taxes. Information on segments and a reconciliation to income before income taxes are as follows (in thousands):

                                           Three Months Ended March 31, 2000
                                         ----------------------------------------
                                          Hollywood
                                            Video     Reel.com        Total
                                         ----------   ----------   -----------
Revenue                                    $321,021    $ 14,301     $ 335,322
Tape amortization                            29,047         110        29,157
Other depreciation and amortization          17,629      13,003        30,632
Operating income  (loss)                     31,164     (28,429)(1)     2,735
Interest expense, net                        11,907       2,163        14,070
Total assets                              1,020,175      72,782     1,092,957
Purchases of property and
   equipment, net                            29,154       1,311        30,465

                                            Three Months Ended March 31, 2000
                                        ----------------------------------------
                                          Hollywood
                                            Video      Reel.com        Total
                                         ----------   ----------    ----------
Revenue                                   $ 260,174    $  6,355     $ 266,529
Tape amortization                            27,476         118        27,594
Other depreciation and amortization          14,810      12,644        27,454
Operating income (loss)                      33,991     (20,601)(1)    13,390
Interest expense, net                         9,052         567         9,619
Total assets                                889,306      81,575       970,881
Purchase of property and
  equipment, net                             23,776         643        24,419

   (1) Reel.com's operating loss includes $12.5 million in goodwill amortization. Excluding the goodwill amortization, Reel.com's operating loss would have been $15.9 million and $8.1 million for the quarter ended March 31, 2000 and 1999, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net loss in the current year first quarter was $12.2 million compared with a net loss before cumulative effect of a change in accounting principle of $2.8 million for the corresponding period of the prior year. The increase in net loss was primarily due to funding the rapid growth of Reel.com.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.


                                                           Three Months Ended
                                                                 March 31,
                                                         ---------------------
                                                            2000         1999
                                                         --------     --------
                                                               (Unaudited)
Revenue:
  Rental revenue                                            81.3%      83.0%
  Product sales                                             18.7       17.0
                                                        --------   --------
                                                           100.0      100.0

Gross margin                                                58.7       62.5

Operating costs and expenses:
  Operating and selling                                     48.6       45.3
  General and administrative                                 5.0        6.9
  Amortization of intangibles                                4.3        5.3
                                                        --------   --------
                                                            57.9       57.5

Income from operations                                       0.8        5.0

Nonoperating income (expense), net                          (4.2)      (3.6)
                                                        --------   --------
Income (loss) before income taxes                           (3.4)       1.4

Provision for income taxes                                  (0.2)      (2.5)
                                                        --------   --------

Loss before cumulative effect of
  a change in accounting principle                          (3.6)       (1.1)

Cumulative effect of a change in accounting principle          -        (0.5)
                                                        --------   ---------

Net loss                                                    (3.6)%      (1.6)%
                                                        ========   =========

Other financial data:
  Rental gross margin (1)                                   66.5%       69.0%
  Product gross margin (2)                                  24.6%       30.5%

EBITDA (3) (In thousands)
Hollywood Video segment EBITDA                           $77,840     $74,459
Reconciliation to Adjusted EBITDA (4)
  Add special charges (5)                                              1,444
  Add non-cash expenses                                   17,478      11,920
  Less existing store investment in new release
    inventory                                            (36,322)    (37,758)
                                                         --------     -------
Adjusted EBITDA Hollywood Video                           58,996      50,065
Reel.com segment EBITDA                                  (15,316)     (7,839)
                                                         --------     -------
Consolidated Adjusted EBITDA                             $43,680     $42,226
                                                         --------     -------

Cash flow from:
  Operating activities                                    20,074      37,708
  Investing activities                                   (69,290)    (85,107)
  Financing activities                                    46,678      48,108

Operating data:
  Number of stores at quarter end                          1,701       1,322
  Weighted average stores open during the quarter          1,665       1,295
  Comparable store revenue increase (6)                        2%         18%


(1) Rental gross margin as a percentage of rental revenue.

(2) Product gross margin as a percentage of product revenue.

(3) EBITDA consists of operating income before interest, tax, depreciation and amortization. EBITDA should not be viewed as a measure of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operations. This calculation of EBITDA is not necessarily comparable to reported EBITDA of other companies due to the lack of a uniform definition of EBITDA.

(4) Adjusted EBITDA represents income from operations before depreciation and amortization plus non-cash expenses that reduce EBITDA, less the cost of acquiring new release rental inventory which is capitalized. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of adjusted EBITDA is not necessarily comparable to amounts reported by other companies due to the lack of a uniform definition of EBITDA.

(5) The special charge relates to the cumulative effect of a change in accounting principle resulting from the adoption of SOP 98-5.

(6) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

REVENUE

Revenue increased by $68.8 million, or 26%, in the current year first quarter compared with the corresponding period of the prior year primarily due to the addition of 386 new superstores in the twelve months ended March 31, 2000. Revenue was also favorably impacted by an increase of 2% in comparable store revenue in the current year first quarter and Reel.com's 133% increase in on-line revenue.

GROSS MARGIN

Rental margin as a percentage of rental revenue decreased in the first quarter of 2000 to 66.5% from 69.0% in the corresponding period of the prior year. The decrease in margin primarily relates to a 33% decrease in new release videocassettes purchased at sell through pricing. Prior to revenue sharing, studios had two primary options for pricing new release titles. The first, rental pricing, was to price each cassette at around $65 and focus sales to video rental outlets. The second, sell through pricing, was to price each cassette under $20 and sell to all distributors of videocassette movies. The biggest hits each year were priced for sell through and generally came with a substantial marketing push from the studio. The low unit price, and studio advertising, made these types of purchases the Company's best performers in terms of margin, including revenue sharing purchases. Over the last two years, as revenue sharing has gained acceptance, the percentage of titles released at sell through pricing has substantially decreased.

Product margin as a percentage of product sales decreased from 30.5% in the prior year first quarter to 24.6% in the current year first quarter. The Company's gross margin on product sales has been affected by an increase in the percentage of sales from previously viewed movies and an increase in the percentage of sales from Reel.com. The average sales price of previously viewed movies has declined in recent quarters as copy depth programs across the industry have greatly increased the supply. Reel.com product margins continue to improve, but are still much lower than the Hollywood Video stores. Product sales from Reel.com accounted for 22% of the Company's product sales in the first quarter of 2000 compared to 13% in the corresponding period of the prior year. In the current year first quarter, product margins were 29.9% and 5.9% for the Hollywood Video stores, and Reel.com respectively, compared to 34.6% and 2.5% for the first quarter of 1999.

OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating expenses of $162.9 million for the first quarter of 2000 increased $42.2 million from $120.7 million in the prior year first quarter. Operating and selling expenses increased as a percentage of total revenue to 48.6% in 2000 compared to 45.3% in 1999, primarily due to a decrease in the average revenue generated per store caused by the addition of new stores. The increase in total operating expenses resulted from an increase in store labor cost of $12.1 million, occupancy costs of $11.4 million, other store operating expenses of $9.1 million and an increase in Reel.com operating costs of $9.6 million. With the exception of Reel.com, operating expenses increased due to the growth in the number of superstores operated by the Company.

General and Administrative

General and administrative expenses decreased by $1.4 million to $16.8 million from $18.2 million in the prior year, primarily due to lower payroll and related costs.

Amortization of Intangibles

Amortization of intangibles was relatively flat at $14 million in the current year first quarter and corresponding period of the prior year. Amortization of goodwill associated with the Reel.com acquisition was $12.5 million in each respective quarter.


NONOPERATING INCOME (EXPENSE), NET

Interest expense, net of interest income increased by $4.5 million in the current year first quarter compared to the corresponding period of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

INCOME TAXES

The Company's effective tax rate was a provision of 7% in the current year first quarter compared to a provision of 173% in the prior year first quarter. The significant decrease is due to the Company's net loss for both financial and income tax reporting purposes. The large prior year first quarter provision was primarily caused by the non-deductibility of goodwill amortization associated with the Reel.com acquisition.

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

At March 31, 2000, the Company had cash and cash equivalents of $4.4 million and a working capital deficit of $39.4 million. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

Net cash provided by operating activities decreased by $17.6 million in the current year first quarter compared with the corresponding period of the prior year, primarily due to lower results of operations caused by an increase in net loss from Reel.com, and net changes in certain working capital accounts requiring the use of cash.

Cash Used in Investing Activities

Net cash used in investing activities decreased by $15.8 million in the current year first quarter compared with the corresponding period of the prior year. This decrease was due to an increase in the percentage of new release rental videocassettes acquired under revenue sharing agreements as opposed to traditional methods.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $1.4 million in the current year first quarter compared with the corresponding period of the prior year, primarily due to a decrease in proceeds generated from the exercise of stock options, mostly offset by a decrease in repayments of long-term obligations. The Company has the availability of up to $300 million in revolving credit loans. The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. As of March 31, 2000, $277 million was outstanding under the revolving credit agreement.

Capital Expenditures

The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office, warehouse and store technology and opening for new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits. We currently anticipate that capital expenditures based on opening 250 stores to be approximately $125 million in 2000, of which $110 million is anticipated to relate to new, relocated, remodeled stores and game departments. The remaining balance relates to corporate capital expenditures. We expect the total investment per new store to approximate $420,000, which includes rental and merchandise inventory, leasehold improvement, signage, furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market, and other factors. These capital expenditures will be funded primarily by cash generated by operations, supplemented by the availability of the senior revolving line of credit or other forms of equipment financing and/or leasing if necessary.

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




                        HOLLYWOOD ENTERTAINMENT CORPORATION
                     --------------------------------------------------------
                                     (Registrant)




  May 12, 2000                     /S/David G. Martin
-----------------    --------------------------------------------------------
     (Date)                                David G. Martin
                         Executive Vice President and Chief Financial Officer
                              (Authorized Officer and Principal Financial and
                                   Accounting Officer of the Registrant)