Form 10-Q
period 2000-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-08-14
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                   FORM 10 Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

As of August 7, 2000 there were 46,221,530 shares of the registrant's Common Stock outstanding.

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                                 June 30, 2000



                                                             Page

PART I.  FINANCIAL INFORMATION                                 3

Item 1.  Financial Statements                                  3

         Consolidated Statements of Operations                 3

         Consolidated Balance Sheets                           4

         Consolidated Statements of Cash Flows                 5

         Notes to Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial    11
         Condition and Results of Operations

PART II. OTHER INFORMATION                                    18

Item 6.  Exhibits and Reports on Form 8-K                     18

Signatures                                                    19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)


                             Three Months Ended       Six Months Ended
                                    June 30,              June 30,
                           -------------------------------------------------
                                2000        1999        2000       1999
                           ----------  -----------   ----------  -----------
Revenue:
    Rental revenue         $  261,902  $   205,628   $  534,352  $   426,943
    Product sales              60,734       44,740      123,606       89,954
                           ----------  -----------   ----------  -----------
                              322,636      250,368      657,958      516,897
Cost of sales:
    Cost of rental             79,700       63,100      170,861      131,746
    Cost of product            68,913       31,886      116,320       63,320
                            ---------  -----------   ----------  -----------
                              148,613       94,986      287,181      195,066
                            ---------  -----------   ----------  -----------
Gross margin                  174,023      155,382      370,777      321,831

Operating costs and
  expenses:
    Operating and selling     161,804      120,465      324,687      241,158
    General and
     administrative            21,781       15,020       38,598       33,260
    Restructuring charge
     for closure of
     internet business         48,548                    48,548
    Amortization of
     intangibles               11,964       14,190       26,283       28,316
                            ---------  -----------    ---------  -----------
                              244,097      149,675      438,116      302,734
                            ---------  -----------    ---------  -----------
Income (loss) from
  operations                  (70,074)       5,707      (67,339)      19,097

Non-operating income
 (expense):
Interest income                   102           66          102           73
Interest expense              (15,547)     (11,491)     (29,617)     (21,110)
                            ---------  ------------    ---------  -----------
Loss before income taxes      (85,519)      (5,718)     (96,854)      (1,940)

Benefit (provision) for
  income taxes                 22,475       (2,611)      21,647       (9,166)
                            ---------  ------------    ---------  -----------

Loss before cumulative
 effect of a change in
 accounting principle         (63,044)      (8,329)     (75,207)     (11,106)

Cumulative effect of a
 change in Accounting
 principle (net of income
 tax benefit of $983)               -            -            -       (1,444)
                            ---------  -----------    ---------  ------------
Net loss                    $ (63,044)  $  (8,329)    $(75,207)   $  (12,550)
                            ========== ===========    =========  ============
-------------------------------------------------------------------------------
Net loss per share before
 cumulative effect of a
 change in accounting
 principle
  Basic                       $ (1.37)    $ (0.18)    $ (1.63)      $ (0.24)
  Diluted                     $ (1.37)    $ (0.18)    $ (1.63)      $ (0.24)
-------------------------------------------------------------------------------
Net loss per share:
  Basic                       $ (1.37)    $ (0.18)    $ (1.63)      $ (0.28)
  Diluted                     $ (1.37)    $ (0.18)    $ (1.63)      $ (0.28)
-------------------------------------------------------------------------------
Weighted average shares
 outstanding:
  Basic                        46,141      45,612     46,074         45,412
  Diluted                      46,141      45,612     46,074         45,412

    The accompanying notes are an integral part of this financial statement

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                               June 30,          December 31,
                                                 2000                1999
                                             -----------         ------------
                                             (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                   $    4,371           $     6,941
 Receivables                                     38,785                42,679
 Merchandise inventories                         69,658                84,373
 Income tax receivable                            2,748                 1,797
 Prepaid expenses and other current assets       10,612                10,377
                                             ----------           -----------
   Total current assets                         126,174               146,167

Rental inventory, net                           363,763               339,912
Property and equipment, net                     400,679               382,345
Goodwill, net                                   104,570               145,504
Deferred income tax                              77,623                52,691
Other assets, net                                26,058                13,558
                                             ----------            ----------
                                             $1,098,867            $1,080,177
                                             ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term obligations $  115,993            $   14,493
 Accounts payable                               115,703               111,578
 Accrued expenses                                78,725                64,566
 Accrued revenue sharing                         25,808                 9,402
 Accrued interest                                10,162                11,865
                                             ----------            ----------
   Total current liabilities                    346,391               211,904

Long-term obligations, less current portion     472,570               519,413
Other liabilities                                47,624                44,331
                                             ----------            ----------
                                                866,585               775,648
                                             ----------            ----------
Shareholders' equity:
 Preferred stock, 19,500,000 shares
   authorized; no shares issued and
   outstanding                                        -                     -
 Common stock, 100,000,000 shares
   authorized; 46,170,259 and 45,821,537
   shares issued and outstanding,
   respectively                                 365,267               362,307
 Retained deficit                              (132,985)              (57,778)
                                             ----------            ----------
   Total shareholders' equity                   232,282               304,529
                                             ----------            ----------
                                             $1,098,867            $1,080,177
                                             ==========            ==========

   The accompanying notes are an integral part of this financial statement.


                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                       Six Months Ended
                                                           June 30,
                                                ------------------------------
                                                    2000                1999
                                                ------------        ----------
Operating activities:
Net loss                                        $   (75,207)        $  (12,550)
Adjustments to reconcile net loss to cash
  provided by operating activities:
Cumulative effect of a change in accounting
  principle                                               -              1,444
Depreciation and amortization                       118,485            110,017
Amortization of deferred financing costs              1,256                846
Change in deferred rent                               1,349              1,524
Change in deferred income taxes                     (22,988)              (229)
Net asset write down for closure of internet
  business                                           40,087                  -
Net change in operating assets and liabilities:
 Receivables                                          3,725                805
 Merchandise inventories                              1,261              1,264
 Accounts payable                                     4,125            (42,202)  1,264
 Accrued interest                                    (1,703)               (719)
 Accrued revenue sharing                             16,406             (5,216)
 Other current assets and liabilities                14,194              5,887
                                                -----------        -----------
  Cash provided by operating activities             100,990             60,871
                                                -----------        -----------
Investing activities:
Purchases of rental inventory, net                  (89,176)           (82,885)
Purchases of property and equipment, net            (55,737)           (45,472)
Investment in businesses acquired                         -            (14,072)
Increase in intangibles and other assets            (13,976)            (3,652)
                                                -----------        -----------
  Cash used in investing activities                (158,889)          (146,081)
                                                -----------        -----------
Financing activities:
Issuance of long-term obligations                    12,511             56,800
Repayments of long-term obligations                  (6,854)            (6,912)
Tax benefit from exercise of stock options               54              3,461
Proceeds from exercise of stock options                 618              4,034
Increase in revolving loan, net                      49,000             30,000
                                                -----------        -----------
  Cash provided by financing activities              55,329             87,383
                                                -----------        -----------
Increase (decrease) in cash and cash
  equivalents                                        (2,570)             2,173

  Cash and cash equivalents at beginning
   of year                                            6,941              3,975
                                                -----------        -----------
Cash and cash equivalents at end of the second
  quarter                                        $    4,371         $    6,148
                                                ===========        ===========
Non-cash financing activities
Issuance of common stock as part of a legal
  settlement agreement                             $  2,288                  -


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

 (1)  Accounting Policies

   The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1999 audited consolidated financial statements included in the Company's annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact to previously reported net loss or shareholders' equity.

 (2)  Statements of Changes in Shareholders' Equity

   An analysis of the shareholders' equity amounts for the two quarters ended June 30, 2000 is as follows:



                                                               Common Stock
                                                       ------------------------
(In thousands, except share amounts)                     Shares         Amount
                                                       -----------   ----------
Balance at December 31, 1999                            45,821,537   $  362,307
     Issuance of common stock under option plan            148,722          618
     Tax benefit from exercise of stock options                              54
Issuance of common stock as a part of legal
   Settlement agreement                                    200,000        2,288
Net loss                                               -----------   -----------
Balance at June 30, 1999                                46,170,259   $  365,267
                                                       ===========   ===========


                                                       -------------------------
                                                       Retained
                                                       Deficit          Total
                                                       -----------    ----------

Balance at December 31, 1999                           $  (57,778)    $ 304,529
 Issuance of common stock under option plan                                 618
 Tax benefit from exercise of stock options                                  54
 Issuance of common stock as part of a legal
    Settlement agreement                                                  2,288
 Net loss                                                 (75,207)      (75,207)
                                                       -----------    ----------
Balance at June 30, 1999                               $ (132,985)    $ 232,282
                                                       ===========    ==========


 (3)  Operating Leases

   The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required cost was $60.7 million and $119.3 million for the current year second quarter and two quarters, respectively, compared with $48.6 million and $95.7 million for the corresponding periods of the prior year.


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

   The following table is a reconciliation of the basic and diluted earnings per share computations:


                                           Six Months Ended
                                                 June 30,
                             (In thousands, except per share amounts)
                        -----------------------------------------------------------
                                      2000                     1999
                        -----------------------------------------------------------
                                               Per                           Per
                                              Share                         Share
                             Loss   Shares   Amounts    Income     Shares  Amounts
                        ---------  -------  ---------  ---------  -------  -------
Basic loss per share:   $(75,207)   46,074  $  (1.63)  $(12,550)   45,412   $(0.28)

Effect of dilutive
 securities:
  stock options                 -        -                     -        -
                        ---------  -------             ---------  -------
Diluted loss per share: $(75,207)   46,074  $  (1.63)  $(12,550)   45,412  $(0.28)
                        =========  =======  =========  =========  =======  =======

Due to the Company's net loss, stock options accounted for using the treasury stock method would be antidilutive. Accordingly, 0.4 million shares and 2.6 million shares have been excluded from the diluted net loss per share calculation for the six months ended June 30, 2000 and 1999, respectively.


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

   The Company identifies its segments based on management responsibility.
   The Company operated two segments during the current year second quarter and two quarters, the Hollywood Video segment, which consists of the Company's 1,772 retail stores located in 47 states, and the Reel.com segment, primarily an e-commerce company specializing in movies.
   During the second quarter, the Company announced the discontinuation of e-commerce operations at Reel.com. This resulted in a restructuring charge detailed below in Note 7. All assets of Reel.com have been transferred to the Hollywood Video segment as of the balance sheet date. The Company measures segment profit as operating profit, which is defined as income
   (loss) before interest expense and income taxes. Information on segments and a reconciliation to income (loss) before income taxes are as follows (in thousands):


                         Three Months Ended              Three Months Ended
                           June 30, 2000                    June 30, 1999
                   -------------------------------------------------------------
                   Hollywood                       Hollywood
                     Video    Reel.com    Total      Video    Reel.com   Total
                   ---------  --------  ---------  ---------  --------  --------
Revenue            $ 310,657  $ 11,979  $ 322,636  $ 241,977  $  8,391  $250,368
Tape amortization     28,841        -      28,841     26,961       353    27,314
Other depreciation
 and amortization     20,034    10,489     30,523     16,059    12,442    28,501
Operating income
 (loss)*              24,266   (94,340)   (70,074)    26,332   (20,625)    5,707
Interest expense,
 net                  13,342     2,103     15,445     10,534       891    11,425
Total assets       1,098,867         -  1,098,867    905,376    71,372   976,748
Purchases of
 property and
 equipment, net       25,065       207     25,272     19,607     1,446    21,053


  * Reel.com's operating loss includes a restructuring charge of $69.3 million for discontinued e-commerce operations. The loss also includes $10.2 million in goodwill amortization. Excluding the restructuring charge and goodwill amortization, Reel.com's operating loss would have been $14.9 million and $8.1 million for the three months ended June 30, 2000 and June 30, 1999 respectively.

                         Three Months Ended               Three Months Ended
                           June 30, 2000                     June 30, 1999
                   -------------------------------------------------------------
                   Hollywood                         Hollywood
                     Video     Reel.com     Total      Video   Reel.com   Total
                   ----------  ---------  ---------  --------  --------  -------
Revenue            $  631,678  $ 26,280  $ 657,958   $502,151  $14,746  $516,897
Tape amortization      57,888       110     57,998     54,437      471    54,908
Other depreciation
 and amortization      38,251    23,492     61,743     30,869   25,086    55,955
Operating income
 (loss) *              55,430  (122,769)   (67,339)    60,323  (41,226)   19,097
Interest expense,
 net                   25,249     4,266     29,515     19,579    1,458    21,037
Total assets        1,098,867         -  1,098,867    905,376   71,372   976,748
Purchases of
 property and
 equipment, net        54,219     1,518     55,737     43,383    2,089    45,472


 * Reel.com's operating loss includes a restructuring charge of $69.3 million for discontinued e-commerce operations. The loss also includes $22.7 in goodwill amortization. Excluding the restructuring charge and goodwill amortization, Reel.com's operating loss would have been $30.8 million and $16.1 million for the six months ended June 30, 2000 and June 30, 1999 respectively.


(7) Reel.com Discontinued E-commerce Operations

On June 12, 2000, the Company announced that it would close down the e-commerce business at Reel.com. The Company developed a leading web-site over the seven quarters since Reel.com was purchased in October of 1998, but their business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its video store cash flow. On June 13, 2000, the Company terminated employment of approximately 200 of Reel.com's 240 employees, and paid $1.9 million in involuntary termination benefits. The remaining employees have since been terminated or integrated into Hollywood Entertainment.

The Company plans to maintain the web-site as a content-only site to minimize any negative effect the Reel.com shutdown may have on existing Hollywood Video store customers for a period of time not expected to exceed twelve months. During this time, point of purchase materials promoting Reel.com as an e-commerce destination will need to be removed from the stores. To offset the costs of maintaining the web-site during this period, the Company has entered into an agreement with Buy.com to direct Reel.com visitors to Buy.com to make purchases. Revenues associated with the Buy.com agreement and the expenses of maintaining the web-site will be recognized as earned and incurred, respectively, in future financial statements.

As a result of the discontinuation of e-commerce operations, the Company recorded a total charge of $69.3 million, of which $48.5 million is classified as a restructuring charge on the consolidated statement of operations and $20.8 million is included in cost of product sales.

The restructuring charge line item includes $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $27.3 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $21.5 million for contractual obligations, including lease commitments and anticipated legal claims against the Company, and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com.

The Company plans to use some of the equipment from Reel.com at the new distribution center in Nashville, Tennessee, and at the corporate offices in Wilsonville, Oregon. Equipment not utilized by the Company will be sold. Proceeds of approximately $250,000 are anticipated in the current year third quarter.

Most of Reel.com's business agreements have been terminated under the provisions of each agreement. Many of these agreements contain minimum guarantee provisions, some of which can not be waived by terminating the agreement. The Company anticipates paying approximately $5 million of the $21.5 million total accrual by the end of the current year fourth quarter with the remaining amount paid some time in 2001.

Charged to cost of goods sold was the write down of Reel.com inventory, primarily DVD's, to net realizable value. This represents excess product for the Hollywood Video segment as the stores are currently fully stocked for both rental and sell through. The Company plans to liquidate this inventory over the next year through special tent sales or sidewalk sales at select stores, grand opening promotions, and outlet centers.

 (8)   Related Party Transactions

On May 8, 2000, the Board of Directors approved a long-term compensation package for the Company's Chief Executive Officer, which included a $15 million loan. The five year loan shall bear interest at an annual rate equal to the greater of ten percent or the minium rate required under the Internal Revenue Code and regulations for loans to affiliated persons, and is due in five annual installments of $3 million beginning on June 1, 2001.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net loss in the current year second quarter and two quarters was $63 million and $75.2 million, respectively, compared with a net loss before cumulative effect of a change in accounting principle of $8.3 million and $11.1 million for the corresponding periods of the prior year. The increase in net loss was primarily due to a restructuring charge for discontinued e-commerce operations of Reel.com

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.


                                        Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                        ----------------------------------------
                                          2000       1999      2000      1999
                                        --------   -------   --------   --------
                                            (Unaudited)         (Unaudited)
Revenue:
Rental revenue                             81.2%      82.1%      81.2%      82.6%
Product sales                              18.8       17.9       18.8       17.4
                                        -------    -------   --------   --------
                                          100.0      100.0      100.0      100.0
                                        -------    -------   --------   --------
Gross margin                               53.9       62.1       56.4       62.3

Operating costs and expenses:
Operating and selling                      50.1       48.1       49.3       46.7
General and administrative                  6.8        6.0        5.9        6.3
Restructuring charge for closure of
  internet business                        15.0          -        7.4          -
Amortization of intangibles                 3.7        5.7        4.0        5.5
                                        -------    -------    --------   -------
                                           75.6       59.8       66.6       58.5
                                        -------    -------    --------   -------
Income (loss) from operations             (21.7)       2.3      (10.2)       3.8

Non-operating income (expense), net        (4.8)      (4.6)      (4.5)      (4.1)
                                        -------    -------    --------   -------
Loss before income taxes                  (26.5)      (2.3)     (14.7)      (0.3)

Provision for income taxes                  7.0       (1.0)       3.3       (1.8)

Loss before cumulative effect
   of a change in accounting principle    (19.5)      (3.3)     (11.4)      (2.1)

Cumulative effect of a change in
   accounting principle                       -          -          -       (0.3)
                                       --------    -------   --------   --------
Net loss                                (19.5)%     (3.3)%    (11.4)%     (2.4)%
                                       --------    -------   --------   --------
--------------------------------------------------------------------------------
Other financial data:
Rental gross margin (1)                  69.6%       69.3%      68.0%      69.1%
Product gross margin (2)                (13.5)%      28.7%       5.9%      29.6%
--------------------------------------------------------------------------------

EBITDA (3) (In thousands)
Hollywood Video segment EBITDA        $  72,470   $ 68,660  $ 150,310  $ 143,119
Reconciliation to Adjusted EBITDA (4)
   Add special charges (5)                    -          -          -      1,444
   Add non-cash expenses                 17,618     11,758     35,095     23,678
   Less existing store investment in
     new release inventory              (46,614)   (25,856)   (82,936)   (63,614)
                                      ---------   --------  ---------  --------
Adjusted EBITDA Hollywood Video          43,474     54,562    102,469    104,627

Reel.com segment EBITDA (6)             (14,518)    (7,610)   (29,834)   (15,449)
                                      ---------   --------  ---------  ---------
Consolidated Adjusted EBITDA          $  28,956   $ 46,952  $  72,635  $  89,178
--------------------------------------------------------------------------------
Cash flow from: (In thousands)
Operating activities                  $  80,916   $ 23,163  $ 100,990  $  60,871
Investing activities                    (89,599)   (60,974)  (158,889)  (146,081)
Financing activities                      8,651     39,275     55,329     87,383
-------------------------------------------------------------------------------
Operating data:
Number of stores at quarter end           1,772      1,403      1,772      1,403
Weighted average stores open during
   the period                             1,736      1,353      1,700      1,324
Comparable store revenue increase (7)        7%        18%         5%        18%
-------------------------------------------------------------------------------

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

(6) Excludes the restructuring charge of $69.3 million for the discontinuation of e-commerce operations.

(7) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

REVENUE

Revenue increased by $72.3 million, or 29%, in the current year second quarter and $141.1 million, or 27%, in the current year two quarters compared with the corresponding periods of the prior year. The increase was primarily due to the addition of 369 new superstores in the twelve months ended June 30, 2000. An increase in comparable store revenue of 7% and 5% in the current year second quarter and two quarters, respectively, also favorably impacted revenue.

GROSS MARGIN

Rental margin as a percentage of rental revenue remained fairly consistent in the current year second quarter compared to the corresponding period of the prior year, respectively at 69.6% and 69.3%. The current year two quarters rental margin decreased to 68.0% from 69.1% in the corresponding period of the prior year. For the current year two quarters, the decrease in margin primarily relates to a decrease in new release videocassettes purchased at sell through pricing. Prior to revenue sharing, studios had two primary options for pricing new release titles. The first, rental pricing, was to price each cassette at approximately $65 and focus sales to video rental outlets. The second, sell through pricing, was to price each cassette under $20 and sell to all distributors of videocassette movies. The biggest hits each year were priced for sell through and generally came with a substantial marketing push from the studio. The low unit price, and studio advertising, made these types of purchases the Company's best performers in terms of margin, including revenue sharing purchases. Over the last two years, as revenue sharing has gained acceptance, the percentage of titles released at sell through pricing has substantially decreased.

Product margin as a percentage of product sales was a negative 13.5% and a positive 5.9% in the current year second quarter and two quarters compared to 28.7% and 29.6% in the corresponding periods of the prior year. The negative margin in the current year second quarter and low margin in the current year two quarters was caused by a $20.8 million write down of inventory associated with the restructuring of Reel.com. Excluding the inventory write down, product margins were to 20.8% and 22.7% in the current year second quarter and two quarters, respectively. The Company's gross margin on product sales has been affected by an increase in the percentage of sales from previously viewed movies and an increase in the percentage of sales from Reel.com which sold product at a significantly lower margin than the Hollywood Video stores. The average sales price of previously viewed movies has declined in recent quarters as copy depth programs across the industry have greatly increased the supply.

OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating expenses for the current year second quarter and two quarters increased by $41 million and $84 million, respectively, when compared to the prior year corresponding periods. Operating and selling expenses increased as a percentage of total revenue to 50% and 49% in the current year second quarter and two quarters compared to 48% and 47% in the corresponding periods of 1999. The percentage increase is primarily due to an increase in advertising. For the current year second quarter, the increase in total operating expenses resulted from an increase in store labor cost of $14 million, occupancy costs of $12 million, other store operating expenses of $9 million and an increase in Reel.com operating costs of $6 million. For the current year two quarters, the increase in total operating expenses resulted from an increase in store labor cost of $26 million, occupancy costs of $23 million, other store operating expenses of $19 million and an increase in Reel.com operating costs of $16
million.   With the exception of Reel.com, operating expenses increased due to the growth in the number of superstores operated by the Company.

General and Administrative

General and administrative expenses in the current year second quarter and two quarters increased by $7 million and $5 million to $22 million and $38 million, respectively, from $15 million and $33 million in the prior year corresponding periods. The increase was primarily due to higher payroll and related costs.

Restructuring Charge for Closure of Internet Business

On June 12, 2000, the Company announced that it would close down the e-commerce business at Reel.com. The Company developed a leading web-site over the seven quarters since Reel.com was purchased in October of 1998, but their business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its video store cash flow.

The Company plans to maintain the web-site as a content-only site to minimize any negative effect the Reel.com shutdown may have on existing Hollywood Video store customers for a period of time not expected to exceed twelve months. During this time, point of purchase materials promoting Reel.com as an e-commerce destination will need to be removed from the stores. To offset the costs of maintaining the web-site during this period, the Company has entered into an agreement with Buy.com to direct Reel.com visitors to Buy.com to make purchases. Revenues associated with the Buy.com agreement and the expenses of maintaining the web-site will be recognized as earned and incurred, respectively, in future financial statements. These revenues and expenses should not have a material impact on income from operations, as any net difference will be absorbed into the Company's existing marketing budget.

The restructuring charge of $48.5 million includes $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $27.3 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $21.5 million for contractual obligations, including lease commitments and anticipated legal claims against the Company, and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com.

The Company plans to use some of the equipment from Reel.com at the new distribution center in Nashville, Tennessee, and at the corporate offices in Wilsonville, Oregon. Equipment not utilized by the Company will be sold. Proceeds of approximately $250,000 are anticipated in the current year third quarter.

Most of Reel.com's business agreements have been terminated under the provisions of each agreement. Many of these agreements contain minimum guarantee provisions, some of which can not be waived by terminating the agreement. The Company anticipates paying approximately $5 million of the $21.5 million total accrual by the end of the current year fourth quarter with the remaining amount paid some time in 2001.

Amortization of Intangibles

Amortization of intangibles decreased to $12 million and $26 million in the current year second quarter and two quarters from $14 million and $28 million in the corresponding periods of the prior year. The decrease was caused by a write down of Reel.com's goodwill as e-commerce operations discontinued in mid June. The goodwill write down of $14.9 million was included in the restructuring charge for closure of Internet business line item on the Company's consolidated statement of operations.


NONOPERATING INCOME (EXPENSE), NET

Interest expense, net of interest income increased by $4 million and $8.5 million in the second quarter and current year two quarters compared to the corresponding periods of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

INCOME TAXES

The Company's effective tax rate was a benefit of 26.3% and 22.4% in the current year second quarter and current year two quarters, respectively, compared to a provision of 45.6% and 472.5% for the corresponding periods in the prior year. The significant decrease is due to the Company's net loss for financial reporting purposes. The prior year second quarter provision was primarily caused by the non-deductibility of goodwill amortization associated with the Reel.com acquisition.

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

At June 30, 2000, the Company had cash and cash equivalents of $4.4 million and a working capital deficit of $220 million. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $40.1 million in the current year two quarters compared with the corresponding period of the prior year. This increase was primarily due to an increase in accounts payable and accrued liabilities, which are considered sources of operating cash.

Cash Used in Investing Activities

Net cash used in investing activities increased by $12.5 million in the current year two quarters compared with the corresponding period of the prior year.
The increase was primarily due to a higher reinvestment of revenue in new release movies and an increase in other assets.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $32 million in the current year two quarters compared with the corresponding period of the prior year. The decrease was primarily due to a decrease in the issuance of long-term obligations as the Company begins to fund growth through operating cash flow instead of debt financing. The Company has the availability of up to $300 million in revolving credit loans. The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. The total commitment under this facility will begin its scheduled reduction of $37.5 million per quarter beginning in December, 2000 which continues until the revolving credit facility's maturity in September 2002. The Company expects to meet scheduled commitment reductions through debt pay-down from internally generated cash flow from operations and a slowdown in capital expenditures and investing activities. The Company may seek additional financing as a source of incremental liquidity as necessary. As of June 30, 2000, $289 million was outstanding under the revolving credit agreement.

Capital Expenditures

The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office, warehouse and store technology and opening for new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits. We currently anticipate that capital expenditures based on opening 215 stores to be approximately $110 million in 2000, of which $95 million is anticipated to relate to new, relocated, remodeled stores and game departments. The remaining balance relates to corporate capital expenditures. We expect the total investment per new store to approximate $420,000, which includes rental and merchandise inventory, leasehold improvement, signage, furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market, and other factors. These capital expenditures will be funded primarily by cash generated by operations, supplemented by the availability of the senior revolving line of credit or other forms of equipment financing and/or leasing if necessary. The Company expects to open between 100 and 200 stores in 2001, based upon the availability of capital resources coupled with the Company's desire to reduce outstanding indebtness.

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

The century rollover to January 1, 2000 went well for the Company. All mission-critical systems performed as anticipated. The thousands of programs and applications that had been remediated continued to function without interruption or failure as we moved into the Year 2000.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibit 27.1   Financial data schedule (electronic filing only)

        (b)  Reports on Form 8-K.

      On June 15, 2000 the Company filed a current Report on Form 8-K stating under "Item 5. Other Events" that the Company would close the e-commerce business at Reel.com, Inc. On the same filing, also under "Item 5. Other Events" the Company announced that it had retained the investment banking firm Donaldson, Lufkin & Jenrette to explore strategic opportunities to enhance shareholder value.

                      HOLLYWOOD ENTERTAINMENT CORPORATION


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                HOLLYWOOD ENTERTAINMENT CORPORATION
                            _____________________________________________
                                             (Registrant)




   August 14, 2000                /S/David G. Martin
  -----------------         ---------------------------------------------
     (Date)                                David G. Martin
                            Executive Vice President and Chief Financial Officer
                              (Authorized Officer and Principal Financial and
                                   Accounting Officer of the Registrant)