Form 10-Q
period 2000-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-11-15
CIK 905895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

As of November 9, 2000 there were 46,246,086 shares of the registrant's Common Stock outstanding.



HOLLYWOOD ENTERTAINMENT CORPORATION
September 30, 2000



                                         	          Page

PART I.  FINANCIAL INFORMATION	3

Item 1.  Financial Statements	3

         Consolidated Statements of Operations  	    3

         Consolidated Balance Sheets             	   4

         Consolidated Statements of Cash Flows	      5

         Notes to Consolidated Financial Statements	 6

Item 2.  Management's Discussion and Analysis of Financial	  12
         Condition and Results of Operations

PART II. OTHER INFORMATION                       	  19

Item 6.  Exhibits and Reports on Form 8-K       	   19

Signatures                       	                  20



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLYWOOD ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Mondths Ended	Nine Months Ended
	September 30,	September 30,
	---------------------	--------------------
	2000	1999	2000	1999
   		---------	--------	--------		--------
REVENUE:
    Rental revenue	$262,077	$221,292	$796,429	$648,235
    Product sales	44,455	45,027	168,061	134,981
	---------	--------	--------	--------
	306,532	266,319	964,490	783,216

COST OF SALES:
    Cost of rental	82,695	67,440	253,556	199,186
    Cost of product	31,754	33,702	148,074	97,022
	---------	--------	--------	--------
	114,449	101,142	401,630	296,208
	---------	--------	--------	--------
GROSS MARGIN	192,083	165,177	562,860	487,008


OPERATING COSTS AND EXPENSES:

    Operating and selling	155,998	132,813	480,685	373,971
    General and administrative	15,832	16,960	54,430	50,220
    Restructuring charge for closure
     of internet Business	-	-	48,548	-
    Amortization of intangibles	1,814	14,388	28,097	42,704
	---------	--------	--------	--------
	173,644	164,161	611,760	466,895
	---------	--------	--------	--------
INCOME (LOSS) FROM OPERATIONS	18,439	1,016	(48,900)	20,113
Non-operating income (expense):
Interest income	40	4	142	77
Interest expense	(17,275)	(11,999)	(46,892)	(33,109)
	---------	---------	---------	--------
Income (loss) before income taxes	1,204	(10,979)	(95,650)	(12,919)

Benefit (provision) for income taxes	(488)	(643)	21,159	(9,809)
Income (loss) before cumulative effect of a
  change in accounting principle	716	(11,622)	(74,491)	(22,728)

Cumulative effect of a change in accounting
  principle (net of income tax benefit
  of $983)				-			-			-		(1,444)
		---------	---------	---------	---------
NET INCOME (LOSS)	$    716	$(11,622)	$(74,491)	$(24,172)
	=========	=========	=========	=========

Net income (loss) per share before cumulative
  effect of a change in accounting principle
 Basic	$0.02	$(0.25)	$(1.62)	$(0.50)
 Diluted 	$0.02	$(0.25)	$(1.62)	$(0.50)
Net income (loss) per share:
 Basic	$0.02	$(0.25)	$(1.62)	$(0.53)
 Diluted	$0.02	$(0.25)	$(1.62)	$(0.53)
Weighted average shares outstanding:
 Basic	46,207	45,743	46,119	45,522
 Diluted	46,483	45,743	46,119	45,522

The accompanying notes are an integral part of this financial statement



HOLLYWOOD ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)


							September 30,	December 31,
								2000	1999
								------------	-----------
ASSETS						(unaudited)
Current assets:
	Cash and cash equivalents			 	$    10,089	$    6,941
	Receivables						      41,329	        42,679
	Merchandise inventories				74,198	84,373
	Income tax receivable			3,033	1,797
	Prepaid expenses and other current assets				 11,393 	         10,377
								-----------	-----------
		Total current assets				140,042 	146,167

Rental inventory, net					374,184	339,912
Property and equipment, net				     398,712 	      382,345
Goodwill, net						102,852	       145,504
Deferred income tax					79,551 	52,691
Other assets, net					24,495 	13,558
								-----------	-----------
		 						$ 1,119,836	 $ 1,080,177
								===========	===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Current maturities of long-term obligations			 $   166,460	$   14,493
	Accounts payable					 148,099 	111,578
	Accrued expenses					66,114	   64,566
	Accrued revenue sharing				20,736	           9,402
	Accrued interest					 5,650	          11,865
								-----------	 -----------
		Total current liabilities				 407,059	       211,904

Long-term obligations, less current portion				428,851 	519,413
Other liabilities					50,755	    44,331
								-----------	-----------
								886,665     	775,648
Shareholders' equity:					===========	===========

	Preferred stock, 19,500,000 shares authorized; no shares
		issued and outstanding				       -  	-
	Common stock, 100,000,000 shares authorized; 46,243,526
		and 45,821,537 shares issued and outstanding, respectively	365,440 	362,307
	Retained deficit				    (132,269)	       (57,778)
						-----------	-----------
		Total shareholders' equity				    233,171 	  304,529
								-----------	-----------
							 	$ 1,119,836	 $ 1,080,177
								===========	============

The accompanying notes are an integral part of this financial statement.




 HOLLYWOOD ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

		Nine Months Ended
					September 30,
				--------------------------
2000 1999
	----------	-----------
   OPERATING ACTIVITIES:
  Net loss	 $  (74,491)	$  (24,172)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
  Cumulative effect of a change in accounting principle	                  -   	 1,444
  Depreciation and amortization	168,727	162,683
  Amortization of deferred financing costs	   1,934	     1,383
  Change in deferred rent	1,791	2,286
  Change in deferred income taxes	  (22,227)	(557)
  Net asset write down for closure of internet business	 40,087	    -
  Net change in operating assets and liabilities:
  Receivables	1,181	269
  Merchandise inventories	  (3,279) 	(3,292)
  Accounts payable	36,522 	(23,331)
  Accrued interest	   (6,215)	(5,382)
  Accrued revenue sharing	11,334	(2,888)
  Other current assets and liabilities	516	2,242
	----------	----------
	Cash provided by operating activities	155,880 	110,685
	----------	----------

  INVESTING ACTIVITIES:

  Purchases of rental inventory, net	     (130,331)	(125,855)
  Purchases of property and equipment, net	       (71,464)	(71,273)
  Investment in businesses acquired	-   	(15,976)
  Increase in intangibles and other assets	 (13,187)	(4,259)
	----------	----------
	Cash used in investing activities	    (214,982)	(217,363)
	----------	----------
  FINANCING ACTIVITIES:

  Issuance of long-term obligations	12,511 	50,000
  Repayments of long-term obligations	(11,106)	(7,555)
  Tax benefit from exercise of stock options	63	5,151
  Proceeds from exercise of stock options	782 	4,056
  Increase in revolving loan, net	 60,000 	55,000
	----------	----------
	Cash provided by financing activities	62,250 	106,652
	----------	----------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	 3,148	(26)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,941	3,975
	----------	----------
  CASH AND CASH EQUIVALENTS AT END OF THE THIRD QUARTER	 $   10,089 	$    3,949
	==========	==========

  NON-CASH FINANCING ACTIVITIES
Issuance of common stock as part of a legal settlement agreement	 $    2,288 	$        -

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

 (2)  Statements of Changes in Shareholders' Equity

An analysis of the shareholders' equity amounts for the three quarters ended September 30, 2000 is as follows:


	   	Common Stock
	-----------------------	Retained
(In thousands, except share amounts)	Shares	Amount	Deficit	Total
	----------	---------	-----------	---------
Balance at December 31, 1999	45,821,537	$ 362,307	$  (57,778)	$ 304,529
 Issuance of common stock under option
  plan	221,989	782		782
 Tax benefit from exercise of stock options		63		63
 Issuance of common stock as part of a
  legal settlement agreement	200,000	2,288	 	2,288
 Net loss			(74,491)	(74,491)
	----------	---------	-----------	---------
Balance at September 30, 2000	46,243,526	$ 365,440	$ (132,269)	$ 233,171
	==========	=========	===========	=========

 (3)  Operating Leases

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required cost was $62.0 million and $181.3 million for the current year third quarter and three quarters, respectively, compared with $51.0 million and $146.8 million for the corresponding periods of the prior year.

(4)  Long-term Obligations

The Company had the following long-term obligations as of September 30, 2000 and as of December 31, 1999 (in thousands).

   	September 30,	December 31,
2000 1999
	-------------	------------
	Senior subordinated notes (1)	$   250,000	$  250,000
Borrowings under revolving credit facility	300,000	240,000
Obligations under capital leases	45,302	43,886
Other	9	20
	------------	------------
	595,311	533,906
Current portions:
     Credit facility	150,000	-
     Capital leases	16,460	14,493
	------------	------------
	166,460	14,493

Total long-term obligations	------------	------------
     net of current portion	   $  428,851	$  519,413
	============	============

(1) 10.625% coupon payments are due semi-annually in February and August of each year

At September 30, 2000, maturities on long-term obligations for the next five years were as follows (in thousands):

			Capital
Year Ending	Subordinated	Credit	Leases
December, 31	Notes	Facility	& Other	Total
-------------	------------	----------	---------	---------
2000	$       -	$   37,500	$   6,086 	$  43,586
2001	-	150,000	14,721	164,721
2002	-	112,500	18,415	130,915
2003	-	-	6,089	6,089
2004	250,000	-	-	250,000
Thereafter	-	-	-	-
	------------	----------	---------	---------
	$ 250,000	$  300,000	$  45,311	$ 595,311
	------------	----------	---------	---------

 (5)  Earnings per Share

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

The following tables are a reconciliation of the basic and diluted earnings per share computations:

	Three Months Ended
	September 30,
	(In thousands, except per share amounts)
	-----------------------------------------------------------------
	 2000	1999
	------------------------------	----------------------------
			Per			Per
				Share			Share
	Net Income 	Shares	Amounts	Loss	Shares	Amounts
	---------	-------	--------	--------	-------	-------
            Basic loss per share:	$     716    	46,207	$  0.02	$(11,622)	45,743	$ (0.25)

            Effect of dilutive
             securities:
               Stock options	 - 	 276 		 - 	-
	---------	-------		--------	-------

            Diluted loss per share:	$     716	46,483	$  0.02	$(11,622)	45,743	$ (0.25)
	=========	=======	========	=========	=======	========


Due to the Company's net loss in 1999, stock options accounted for using the treasury stock method would be antidilutive. Accordingly, 1.5 million shares have been excluded from the diluted net loss per share calculation.


	Nine Months Ended
	September 30,
	(In thousands, except per share amounts)
	----------------------------------------------------------------
	2000	1999
	-----------------------------	----------------------------
			Per			Per
				Share			Share
	Loss 	Shares	Amounts	Loss	Share	Amounts
	---------	-------	--------	--------	-------	-------
          Basic loss per share:	$(74,491)	46,119	$ (1.62)	$(24,172)	45,522		$	(0.53)

          Effect of dilutive
           securities:
            Stock options	 - 	  - 		 - 	-
	---------	-------		--------	-------
          Diluted loss per share:	$(74,491)	46,119	$ (1.62)	$(24,172)	45,522	$ (0.53)
	=========	=======	========	=========	=======	========

Due to the Company's net loss, stock options accounted for using the treasury Stock method would be antidilutive. Accordingly, .3 million shares and 2.3 million shares have been excluded from the diluted net loss per share calculation for the nine months ended September 30, 2000 and 1999, respectively.

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

The Company identifies its segments based on management responsibility. The Hollywood Video segment, which consists of the Company's 1,796 retail stores located in 47 states was the only segment operated by the Company in the current year third quarter. The Company operated two segments during the first six months of the current year, the Hollywood Video segment and the Reel.com segment, primarily an e-commerce company specializing in movies. During the current year second quarter, the Company announced the discontinuation of e-commerce operations at Reel.com. This resulted in a restructuring charge detailed below in Note
8. All assets of Reel.com were transferred to the Hollywood Video segment on June 12, 2000. The Company measures segment profit as operating profit, which is defined as income (loss) before interest expense and income taxes. Information on segments and a reconciliation to operating income (loss) are as follows (in thousands):



	Three Months Ended September 30,
	-------------------------------------------------------------------
	2000	1999
	--------------------------------	--------------------------------
	Hollywood 			Hollywood
	Video 	Reel.com	Total	Video	Reel.com	Total
	--------	--------	--------	--------	--------	---------
Revenue	 $306,532 		$306,532 	$256,201	 $ 10,118	$266,319
Tape amortization	        30,733 	   	 30,733 	22,231 	118	    22,349
Other depreciation and
   Amortization	20,187			20,187	17,408	 13,446	30,854
Gross Margin	192,083		192,083	164,606	571	165,177
Operating income (loss) *	18,439 		18,439	 23,703 	 (22,687)	1,016
Interest expense, net	17,235 					  17,235 	 10,733 	1,262 	11,995
Total assets	   1,119,836 					 1,119,836 	933,316	64,609	 997,925
Purchases of property and
   Equipment, net	15,727						15,727		23,741		2,060		  25,801


*Reel.com's operating loss for the three months ended September 30, 1999 includes $12.5 million in goodwill amortization. Excluding goodwill amortization, Reel.com's operating loss would have been $10.2 million.




	Nine Months Ended September 30,
	-------------------------------------------------------------------
	2000	1999
	--------------------------------	--------------------------------
	Hollywood 			Hollywood
	Video 	Reel.com	Total	Video	Reel.com	Total
	---------	--------	--------	--------	--------	---------

Revenue	$ 938,210	$ 26,280	$964,490	  $ 758,352 	$ 24,864	$ 783,216
Tape amortization	88,621	110 	88,731 	76,668	 354	77,022
Other depreciation and
   Amortization   	 58,438	 23,492 	81,930	 48,277 	38,767	87,044
Gross Margin	581,834	(18,974)	562,860	484,995	2,013	487,008
Operating income (loss) *	 73,869 	(122,769)	(48,900)	84,027 	(63,914)	20,113
Interest expense, net	42,484 	4,266	46,750	 30,314 	 2,720	33,034
Total assets	 1,119,836 	-	1,119,836	933,316 	64,609	997,925
Purchases of property and
   Equipment, net	69,946	1,518 	71,464	67,124 	4,149	71,273


*Reel.com's operating loss includes a restructuring charge of $69.3 million for discontinued e-commerce operations. The loss also includes $22.7 million in goodwill amortization. Excluding the restructuring charge and goodwill amortization, Reel.com's operating loss would have been $30.8 million for the six months ended June 30, 2000. The Company did not operate Reel.com as a segment in the current year third quarter. The operating loss for the nine months ended September 30, 1999 would have been $26.3 million excluding $37.6 million in goodwill amortization.


(8) Reel.com Discontinued E-commerce Operations

On June 12, 2000, the Company announced that it would close down the e-commerce business at Reel.com. The Company developed a leading web-site over the seven quarters since Reel.com was purchased in October of 1998, but its business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its video store cash flow. On June 13, 2000, the Company terminated employment of approximately 200 of Reel.com's 240 employees, and paid $1.9 million in involuntary termination benefits. The remaining employees have since been terminated or integrated into Hollywood Entertainment.

The Company plans to maintain the web-site as a content-only site to minimize any negative effect the Reel.com shutdown may have on existing Hollywood Video store customers for a period of time not expected to exceed twelve months from the e-commerce shutdown. During this time, point of purchase materials promoting Reel.com as an e-commerce destination will need to be removed from the stores. To offset the costs of maintaining the web-site during this period, the Company has entered into an agreement with Buy.com to direct Reel.com visitors to Buy.com to make purchases. Revenues associated with the Buy.com agreement and the expenses of maintaining the web-site will be recognized as earned and incurred, respectively.

As a result of the discontinuation of e-commerce operations, the Company recorded a total charge of $69.3 million in the current year second quarter, of which $48.5 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales.

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

The Company used some of the equipment from Reel.com at the new distribution center in Nashville, Tennessee, and at the corporate offices in Wilsonville, Oregon. Equipment not utilized by the Company was sold. Proceeds of $250,000 were received in the current year third quarter.

Most of Reel.com's business agreements have been terminated under the provisions of each agreement. Many of these agreements contain minimum guarantee provisions, some of which cannot be waived by terminating the agreement. The Company paid $0.5 million of the $21.5 million total accrual in the current year third quarter and anticipates paying between $0.5 million and $2.0 million in the current year fourth quarter with the remaining amount paid some time in 2001.

Charged to cost of goods sold was the write down of Reel.com inventory, primarily DVD's, to net realizable value. This represents excess product for the Hollywood Video segment because the stores are currently fully stocked for both rental and sell through. The Company plans to liquidate this inventory by the fourth quarter of 2001 through special tent sales or sidewalk sales at select stores, vendor returns, grand opening promotions, and outlet centers.


 (9)	Related Party Transactions

On May 8, 2000, the Board of Directors approved a long-term compensation package for the Company's Chief Executive Officer, which included a $15 million loan. The five year loan bears interest at an annual rate equal to the greater of ten percent or the minimum rate required under the Internal Revenue Code and regulations for loans to affiliated persons, and is due in five annual installments of $3 million beginning on June 1, 2001.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net income for the current year third quarter was $.7 million compared with a net loss of $11.6 million in the third quarter of 1999. The improvement in net income was the result of closing down e-commerce operations at Reel.com. The Company's net loss for the current year three quarters was $74.5 million compared with a net loss before cumulative effect of a change in accounting principle of $22.7 million in the corresponding period of the prior year. The increase in net loss was primarily due to a restructuring charge for discontinued e-commerce operations of Reel.com recorded in the current year second quarter.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.


	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	-------------------------	-----------------------
	2000	1999	2000	1999
	-----------	----------	---------	----------
	(Unaudited)		(Unaudited)
REVENUE:
Rental revenue	85.5 %	 83.1 % 	82.6%	82.8 %
Product sales	14.5 	16.9 	17.4 	17.2
	----------	----------	---------	----------
	100.0 	100.0 	100.0	100.0
	----------	----------	---------	----------

GROSS MARGIN	62.7	62.0 	58.4	62.2

OPERATING COSTS AND EXPENSES:
Operating and selling	50.9 	49.9 	49.8 	47.7
General and administrative	5.2 	6.4 	5.7 	6.4
Restructuring charge for closure
 of internet business	 -  	- 	5.0 	-
Amortization of intangibles	 0.6	5.3 	2.9 	5.5
	---------	----------	---------	----------
	56.7 	61.6 	63.4 	59.6
	---------	----------	---------	----------

INCOME (LOSS) FROM OPERATIONS	 6.0	0.4 	(5.0)	2.6

Non-operating income (expense), net	(5.6) 	(4.5) 	(4.9) 	(4.2)
	---------	----------	---------	----------
Income (loss) before income taxes	  0.4	(4.1) 	(9.9) 	(1.6)

Benefit (provision) for income
  taxes	(0.2)	(0.3) 	2.2 	(1.3)

Income (loss) before cumulative effect
   of a change in accounting principle	  0.2	(4.4) 	(7.7) 	(2.9)

Cumulative effect of a change in
   accounting principle	-	-	- 	(0.2)
	---------	----------	---------	----------
NET INCOME (LOSS)	  0.2 %	(4.4) % 	(7.7) %	(3.1) %
	---------	----------	---------	----------

OTHER FINANCIAL DATA:
Rental gross margin (1)	68.4%	69.5%	68.2%	69.3%
Product gross margin (2)	 28.6%	25.2%	11.9%	28.1%

EBITDA (3) (In thousands)

Hollywood Video segment EBITDA 	$ 68,681	$ 62,806	$218,991	$ 206,174
Reconciliation to Adjusted EBITDA (4)
   Add special charges (5)	- 	2,335	-	3,779
   Add non-cash expenses (6)	15,924	14,143	51,020	37,821
   Less existing store investment in
    new release inventory (7)	(44,591)	(32,615)	(127,527)	(96,229)
	---------	----------	---------	----------
ADJUSTED EBITDA HOLLYWOOD VIDEO 	40,014	46,669	142,484	151,545

Reel.com segment EBITDA (8)		(9,124)	(29,834)	(24,792)
CONSOLIDATED ADJUSTED EBITDA	$  40,014	$  37,545	$ 112,650	$126,753

CASH FLOW FROM: (In thousands)
Operating activities	$  54,890	$  49,814	$ 155,880	$ 110,685
Investing activities	(56,093)	(71,282)	(214,982)	(217,363)
Financing activities	6,921	19,269	62,250	106,652

OPERATING DATA:
Number of stores at quarter end	1,796	1,474	1,796	1,474
Weighted average stores open during
   the period	1,786	1,431	1,729	1,360
Comparable store revenue increase (9)	1%	11%	4%	16%


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

(5) The special charge for the prior year third quarter relates to the settlement between the Company and Twentieth Century Fox Home Entertainment ("Fox"). The prior year three quarters included the settlement with Fox and a cumulative effect of a change in accounting principle resulting from the adoption of SOP 98-5.

(6) Expenses which were non-cash in nature including tape loss and the book cost of previously viewed movies sold.

(7) This represents existing store purchases of new release tapes, games and DVD's that are considered investing activities on the statement of cash flows. This is in addition to the cost of product represented by revenue sharing expense already included in the statement of operations.

(8) Excludes the restructuring charge of $69.3 million for the discontinuation of e-commerce operations.

(9) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name and store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

REVENUE

Revenue increased by $40.2 million, or 15%, in the current year third quarter and $181.3 million, or 23%, in the current year three quarters compared with the corresponding periods of the prior year. The increase was primarily due to the addition of 360 new superstores in the twelve months ended September 30, 2000. An increase in comparable store revenue of 1% and 4% in the current year third quarter and three quarters, respectively, also favorably impacted revenue.

GROSS MARGIN

Rental margin as a percentage of rental revenue was 68.4% and 68.2% in the current year third quarter and three quarters compared to 69.5% and 69.3% in the corresponding periods of the prior year. The decrease in margin primarily relates to a decrease in new release videocassettes purchased at sell through pricing. Prior to revenue sharing, studios had two primary options for pricing new release titles. The first, rental pricing, was to price each cassette at approximately $65 and focus sales to video rental outlets. The second, sell through pricing, was to price each cassette under $20 and sell to all distributors of videocassette movies. The biggest hits each year were priced for sell through and generally came with a substantial marketing push from the studio. The low unit price, and studio advertising, made these types of purchases the Company's best performers in terms of margin, including revenue sharing purchases. Over the last two years, as revenue sharing has gained acceptance, the percentage of titles released at sell through pricing has substantially decreased.

Product margin as a percentage of product sales was 28.6% and 11.9% in the current year third quarter and three quarters compared to 25.2% and 28.1% in the corresponding periods of the prior year. The increase in margin in the current year third quarter is primarily due to Reel.com's discontinuation of e-commerce sales, which were at a significantly lower margin than the Hollywood Video stores. The decrease in margin in the current year three quarters is primarily due to a $20.8 million write down of inventory associated with the restructuring of Reel.com in the current year second quarter.

OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating expenses for the current year third quarter and three quarters increased by $23 million and $107 million, respectively, when compared to the prior year corresponding periods. Operating and selling expenses increased as a percentage of total revenue to 50.9% and 49.8% in the current year third quarter and three quarters ended, respectively, compared to 49.9% and 47.7% in the corresponding periods of the prior year primarily due to an increase in advertising expenses. For the current year third quarter, the increase in total operating expenses resulted from an increase in store labor cost of $10 million, occupancy costs of $11 million, other store operating expenses of $11 million, offset by the closure of Reel.com which had operating expenses for the prior year third quarter of $9 million. For the current year three quarters, the increase in total operating expenses resulted from an increase in store labor cost of $36 million, occupancy costs of $34 million, other store operating expenses of $30 million and an increase in Reel.com operating costs of $6 million.
With the exception of Reel.com, operating expenses increased due to the growth in the number of superstores operated by the Company.

General and Administrative

General and administrative expenses in the current year third quarter decreased $1.1 million to $15.8 million due to the closure of the e-commerce business at Reel.com. The general and administrative expenses for the current year three quarters increased $4.2 million to $54.4 million. The increase was primarily due to higher payroll and related costs partially off set by the closure of the e-commerce business at Reel.com.

Restructuring Charge for Closure of Internet Business

On June 12, 2000, the Company announced that it would close down the e-commerce business at Reel.com. The Company developed a leading web-site over the seven quarters since Reel.com was purchased in October of 1998, but its business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its video store cash flow.

The Company plans to maintain the web-site as a content-only site to minimize any negative effect the Reel.com shutdown may have on existing Hollywood Video store customers for a period of time not expected to exceed twelve months from the e-commerce shutdown. During this time, point of purchase materials promoting Reel.com as an e-commerce destination will need to be removed from the stores. To offset the costs of maintaining the web-site during this period, the Company has entered into an agreement with Buy.com to direct Reel.com visitors to Buy.com to make purchases. Revenues associated with the Buy.com agreement and the expenses of maintaining the web-site will be recognized as earned and incurred, respectively.

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

The Company used some of the equipment from Reel.com at the new distribution center in Nashville, Tennessee, and at the corporate offices in Wilsonville, Oregon. Equipment not utilized by the Company was sold. Proceeds of $250,000 were received in the current year third quarter.

Most of Reel.com's business agreements have been terminated under the provisions of each agreement. Many of these agreements contain minimum guarantee provisions, some of which cannot be waived by terminating the agreement. The Company paid $0.5 million of the $21.5 million total accrual in the current year third quarter and anticipates paying between $0.5 million and $2.0 million in the current year fourth quarter with the remaining amount paid some time in 2001.

Amortization of Intangibles

Amortization of intangibles decreased to $1.8 million and $28 million in the current year third quarter and three quarters from $14 million and $43 million in the corresponding periods of the prior year. The decrease was caused by a write down of Reel.com's goodwill as e-commerce operations discontinued in the current year second quarter. The goodwill write down of $14.9 million was included in the restructuring charge for closure of Internet business line item on the Company's consolidated statement of operations.


NONOPERATING INCOME (EXPENSE), NET

Interest expense, net of interest income increased by $5.2 million and $13.7 million in the third quarter and current year three quarters compared to the corresponding periods of the prior year due to increased levels of borrowings under the Company's revolving credit facility.

INCOME TAXES

The provision (benefit) for income taxes for the third quarter and first nine months of 2000 results in effective tax rates of 40.5% and (22.12)% of pretax income, as compared to 5.9% and 75.9% for the same calendar periods of 1999, respectively. The tax provision for the first nine months of 2000 decreased compared to the prior year due to a decrease in taxable income. The increase in the effective tax rate for the third quarter compared to the prior year is due to a reduction in net operating loss associated with Reel.com.

LIQUIDITY AND CAPITAL RESOURCES

The amount of cash generated from operations in the nine months ending September 30 exceeded the Company's current debt service requirements. The capital expenditures (including purchases of rental inventory) of the Company are primarily funded by the excess operating cash flow and through loans under a revolving line of credit.

At September 30, 2000, the Company had cash and cash equivalents of $10.1 million and a working capital deficit of $267 million. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, the Company may, from time to time, operate with a working capital deficit.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $45.2 million in the current year three quarters compared with the corresponding period of the prior year. This increase was primarily due to an increase in accounts payable and accrued liabilities, which are sources of operating cash. A significant part of the increase was related to Reel.com.

Cash Used in Investing Activities

Net cash used in investing activities decreased by $2.4 million in the current year three quarters compared with the corresponding period of the prior year. The decrease is primarily due to fewer new store openings offset by a higher reinvestment of revenue in new release movies and an increase in other assets.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $44.4 million in the current year three quarters compared with the corresponding period of the prior year. The decrease was primarily due to a decrease in the issuance of long-term obligations as the Company begins to open fewer stores and fund them through operating cash flow instead of debt financing. The Company has the availability of up to $300 million in revolving credit loans. The Company may utilize the revolving credit facility as needed for working capital, capital expenditures and general corporate purposes. The total commitment under this facility will begin its scheduled reduction of $37.5 million per quarter beginning on December 5, 2000 which continues until the revolving credit facility's maturity in September 2002. The Company expects to meet scheduled commitment reductions through debt pay-down from internally generated cash flow from operations and a slowdown in capital expenditures and investing activities. The Company may seek additional financing as a source of incremental liquidity as necessary. As of September 30, 2000, $300 million was outstanding under the revolving credit agreement with $10.1 million in cash and cash equivalents on hand.

Capital Expenditures

The Company's capital expenditures include product for stores, store equipment and fixtures, remodeling a certain number of existing stores, implementing and upgrading office, warehouse and store technology and opening for new store locations. Each new store opening requires initial capital expenditures, including leasehold improvements, inventory, equipment and costs related to site location, lease negotiations and construction permits. We currently anticipate that capital expenditures based on opening 215 stores to be approximately $110 million in 2000, of which $95 million is anticipated to relate to new, relocated, remodeled stores and game departments. The remaining balance relates to corporate capital expenditures. We expect the total investment per new store to approximate $420,000 this year, which includes rental and merchandise inventory, leasehold improvement, signage, furniture, fixtures and equipment. However, the cost of opening a new store can vary based on size, construction costs in a particular market, and other factors. These capital expenditures will be funded primarily by cash generated by operations, supplemented by the availability of the revolving line of credit or other forms of equipment financing and/or leasing if necessary. The Company expects to open between 50 and 80 stores in 2001, based upon the availability of capital resources coupled with the Company's desire to reduce outstanding indebtness.



PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit 10.1   Amended Revolving Credit Agreement

        (b)  Exhibit 10.2   Change of Control Plan for Senior Management

        (c)  Exhibit 27.1   Financial data schedule (electronic filing only)

        (d)  Reports on Form 8-K

    		None filed during the period.





HOLLYWOOD ENTERTAINMENT CORPORATION


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       HOLLYWOOD ENTERTAINMENT CORPORATION

                               			    (Registrant)




			/S/David G. Martin
	----------------	---------------------------------------------------
(Date)                    		   David G. Martin
                	    Executive Vice President and Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)