Form 10-Q/A
period 2000-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2000-11-16
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q/A


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

	OREGON                                    93-0981138
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


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


Hollywood Entertainment Corporation is filing this amendment to its report on Form 10-Q for the quarter ended September 30, 2000 because the financial statements and the other tables are illegible as a result of difficulties encountered in the report's electronic conversion for submission to the Commission via EDGAR. This amendment contains the same information as the report on Form 10-Q as originally filed but presents the contents in a readable format.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          HOLLYWOOD ENTERTAINMENT CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                        (In thousands, except per share amounts)

                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                     ------------------  ------------------
                                       2000      1999      2000      1999
                                     --------  --------  --------  --------
REVENUE:
    Rental revenue                   $262,077  $221,292  $796,429  $648,235
    Product sales                      44,455    45,027   168,061   134,981
                                     --------  --------  --------  --------
                                      306,532   266,319   964,490   783,216
COST OF SALES:
    Cost of rental                     82,695    67,440   253,556   199,186
    Cost of product                    31,754    33,702   148,074    97,022
                                     --------  --------  --------  --------
                                      114,449   101,142   401,630   296,208
                                     --------  --------  --------  --------

GROSS MARGIN                          192,083   165,177   562,860   487,008

OPERATING COSTS AND EXPENSES:

    Operating and selling             155,998   132,813   480,685   373,971
    General and administrative         15,832    16,960    54,430    50,220
    Restructuring charge for closure
     of internet business                   -         -    48,548         -
    Amortization of intangibles         1,814    14,388    28,097    42,704
                                     --------  --------  --------  --------
                                      173,644   164,161   611,760   466,895
                                     --------  --------  --------  --------
INCOME (LOSS) FROM OPERATIONS          18,439     1,016   (48,900)   20,113

Non-operating income (expense):
  Interest income                          40         4       142        77
  Interest expense                    (17,275)  (11,999)  (46,892)  (33,109)
                                     --------  --------  --------  --------
Income (loss) before income taxes       1,204   (10,979)  (95,650)  (12,919)

Benefit (provision) for income taxes     (488)     (643)   21,159    (9,809)

Income (loss) before cumulative effect
 of a change in accounting principle      716   (11,622)  (74,491)  (22,728)

Cumulative effect of a change in
  accounting principle (net of income
  tax benefit of $983)                      -         -         -    (1,444)
                                     --------  ---------  -------  ---------
NET INCOME (LOSS)                    $    716  $(11,622) $(74,491) $(24,172)
                                     ========  =========  =======  =========

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

The accompanying notes are an integral part of this financial statement

                             HOLLYWOOD ENTERTAINMENT CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share amounts)

                                                September 30,  December 31,
                                                 ------------   -----------
                                                     2000           1999
                                                 ------------   -----------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    10,089     $    6,941
  Receivables                                         41,329         42,679
  Merchandise inventories                             74,198         84,373
  Income tax receivable                                3,033          1,797
  Prepaid expenses and other current assets           11,393         10,377
                                                 -----------    -----------
     Total current assets                            140,042        146,167

Rental inventory, net                                374,184        339,912
Property and equipment, net                          398,712        382,345
Goodwill, net                                        102,852        145,504
Deferred income tax                                   79,551         52,691
Other assets, net                                     24,495         13,558
                                                 -----------    -----------
                                                 $ 1,119,836    $ 1,080,177
                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations   $   166,460    $    14,493
   Accounts payable                                  148,099        111,578
   Accrued expenses                                   66,114         64,566
   Accrued revenue sharing                            20,736          9,402
   Accrued interest                                    5,650         11,865
                                                 -----------    -----------
     Total current liabilities                       407,059        211,904

Long-term obligations, less current portion          428,851        519,413
Other liabilities                                     50,755         44,331
                                                 -----------    -----------
                                                     886,665        775,648
Shareholders' equity:                            ===========    ===========

   Preferred stock, 19,500,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     46,243,526 and 45,821,537 shares issued
     and outstanding, respectively                   365,440        362,307
   Retained deficit                                 (132,269)       (57,778)
                                                 -----------    -----------
     Total shareholders' equity                      233,171        304,529
                                                 -----------    -----------
                                                 $ 1,119,836    $ 1,080,177
                                                 ===========    ===========

    The accompanying notes are an integral part of this financial statement.


                           HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (In thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                   ------------------------
                                                        2000          1999
                                                   -----------   ----------
OPERATING ACTIVITIES:
 Net loss                                           $ (74,491)    $ (24,172)
 Adjustments to reconcile net loss to cash
   provided by operating activities:
 Cumulative effect of a change in accounting
   principle                                                -         1,444
 Depreciation and amortization                        168,727       162,683
 Amortization of deferred financing costs               1,934         1,383
 Change in deferred rent                                1,791         2,286
 Change in deferred income taxes                      (22,227)         (557)
 Net asset write down for closure of internet
   business                                            40,087             -
 Net change in operating assets and liabilities:
 Receivables                                            1,181           269
 Merchandise inventories                               (3,279)       (3,292)
 Accounts payable                                      36,522       (23,331)
 Accrued interest                                      (6,215)       (5,382)
 Accrued revenue sharing                               11,334        (2,888)
 Other current assets and liabilities                     516         2,242
                                                    ----------    ----------
      Cash provided by operating activities           155,880       110,685
                                                    ----------    ----------
  INVESTING ACTIVITIES:
  Purchases of rental inventory, net                 (130,331)     (125,855)
  Purchases of property and equipment, net            (71,464)      (71,273)
  Investment in businesses acquired                         -       (15,976)
  Increase in intangibles and other assets            (13,187)       (4,259)
                                                    ----------    ----------
     Cash used in investing activities               (214,982)     (217,363)
                                                    ----------    ----------
  FINANCING ACTIVITIES:
  Issuance of long-term obligations                    12,511        50,000
  Repayments of long-term obligations                 (11,106)       (7,555)
  Tax benefit from exercise of stock options               63         5,151
  Proceeds from exercise of stock options                 782         4,056
  Increase in revolving loan, net                      60,000        55,000
                                                     ---------     ---------
     Cash provided by financing activities             62,250       106,652
                                                     ---------     ---------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,148           (26)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        6,941         3,975
                                                     ---------     ---------
  CASH AND CASH EQUIVALENTS AT END OF THE THIRD
    QUARTER                                          $ 10,089      $  3,949
                                                     =========     =========
  NON-CASH FINANCING ACTIVITIES
  Issuance of common stock as part of a legal
  settlement agreement                               $  2,288      $      -

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

 (2)  Statements of Changes in Shareholders' Equity

An analysis of the shareholders' equity amounts for the three quarters ended September 30, 2000 is as follows:

                                         Common Stock
                                   ---------------------   Retained
                                     Shares      Amount    Deficit      Total
                                   ----------  ---------  ----------  ---------
(In thousands, except share amounts)
Balance at December 31, 1999       45,821,537  $ 362,307  $ (57,778)  $ 304,529
Issuance of common stock under
  option plan                         221,989        782                    782
Tax benefit from exercise of stock
  options                                             63                     63
Issuance of common stock as part
  of a legal settlement agreement     200,000      2,288                  2,288
Net loss                                                    (74,491)    (74,491)
                                   ----------  ---------  ----------  ---------
Balance at September 30, 2000      46,243,526  $ 365,440  $(132,269)  $ 233,171
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

(4)  Long-term Obligations

The Company had the following long-term obligations as of September 30, 2000 and as of December 31, 1999 (in thousands).

                                              September 30,  December 31,
                                              -----------    ----------
                                                 2000            1999
                                              -----------    ----------
Senior subordinated notes (1)                    $250,000    $  250,000
Borrowings under revolving credit facility        300,000       240,000
Obligations under capital leases                   45,302        43,886
Other                                                   9            20
                                              -----------    ----------
                                                  595,311       533,906
Current portions:
   Credit facility                                150,000             -
   Capital leases                                  16,460        14,493
                                              -----------    ----------
                                                  166,460        14,493
Total long-term obligations                   -----------    ----------
   net of current portion                     $   428,851    $  519,413
                                              ===========    ==========

(1) 10.625% coupon payments are due semi-annually in February and August of each year

At September 30, 2000, maturities on long-term obligations for the next five years were as follows (in thousands):

                                                    Capital
Year Ending            Subordinated     Credit       Leases
December, 31               Notes       Facility      & Other     Total
------------            ----------    ----------   ---------   ---------
2000                    $        -    $   37,500   $   6,086   $  43,586
2001                             -       150,000      14,721     164,721
2002                             -       112,500      18,415     130,915
2003                             -             -       6,089       6,089
2004                       250,000             -           -     250,000
Thereafter                       -             -           -           -
                       -----------    ----------   ---------   ---------
                        $  250,000    $  300,000   $  45,311   $ 595,311
                       -----------    ----------   ---------   ---------

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

The following tables are a reconciliation of the basic and diluted earnings per share computations:

                                             Three Months Ended
                                                September 30,
                                  (In thousands, except per share amounts)
                          ----------------------------------------------------------
                                      2000                          1999
                          -----------------------------   --------------------------
                                                 Per                           Per
                                                Share                         Share
                         Net Income   Shares   Amounts      Loss    Shares   Amounts
                           --------   -------  --------   --------  -------  -------
   Basic income (loss)
     per share:            $    716    46,207  $   0.02   $(11,622)  45,743  $ (0.25)
   Effect of dilutive
    securities:
     Stock options                -       276                    -        -
                           --------   -------             --------  -------
   Diluted income (loss)
     per share:            $    716    46,483  $   0.02   $(11,622)  45,743  $ (0.25)
                           ========   =======  ========   ========  =======  ========


Due to the Company's net loss in 1999, stock options accounted for using the treasury stock method would be antidilutive. Accordingly, 1.5 million shares have been excluded from the diluted net loss per share calculation.

                                             Nine Months Ended
                                                September 30,
                                  (In thousands, except per share amounts)
                          ----------------------------------------------------------
                                      2000                          1999
                          -----------------------------   --------------------------
                                                 Per                           Per
                                                Share                         Share
                             Loss      Shares   Amounts      Loss    Shares   Amounts
                           --------   -------  --------   --------  -------  -------
   Basic loss per share:   $(74,491)    46,119 $ (1.62)   $(24,172)  45,522  $ (0.53)
   Effect of dilutive
    securities:
     Stock options                -         -                    -        -
                           --------   -------             --------  -------
   Diluted loss per share: $(74,491)   46,119  $ (1.62)   $(24,172)  45,522  $ (0.53)
                           ========   =======  ========   ========  =======  ========



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

                                Three Months Ended September 30,
                   -----------------------------------------------------------
                              2000                           1999
                   ----------------------------  -----------------------------
                    Hollywood                     Hollywood
                      Video    Reel.com   Total     Video   Reel.com    Total
                    --------  -------- --------  --------  --------  ---------
Revenue             $306,532           $306,532  $256,201  $ 10,118  $ 266,319
Tape amortization     30,733             30,733    22,231       118     22,349
Other depreciation
 and amortization     20,187             20,187    17,408    13,446     30,854
Gross Margin         192,083            192,083   164,606       571    165,177
Operating income
 (loss) *             18,439             18,439    23,703   (22,687)     1,016
Interest expense,
 net                  17,235             17,235    10,733     1,262     11,995
Total assets       1,119,836          1,119,836   933,316    64,609    997,925
Purchases of
 property and
 equipment, net       15,727             15,727    23,741     2,060     25,801


*Reel.com's operating loss for the three months ended September 30, 1999 includes $12.5 million in goodwill amortization. Excluding goodwill amortization, Reel.com's operating loss would have been $10.2 million.


                                Nine Months Ended September 30,
                    ----------------------------------------------------------
                              2000                           1999
                    ----------------------------  -----------------------------
                    Hollywood                     Hollywood
                      Video    Reel.com    Total     Video   Reel.com    Total
                    --------  --------  --------  --------  --------  ---------
Revenue             $938,210  $ 26,280  $964,490  $758,352  $ 24,864  $ 783,216
Tape amortization     88,621       110    88,731    76,668       354     77,022
Other depreciation
 and amortization     58,438    23,492    81,930    48,277    38,767     87,044
Gross Margin         581,834   (18,974)  562,860   484,995     2,013    487,008
Operating income
 (loss) *             73,869  (122,769)  (48,900)   84,027   (63,914)    20,113
Interest expense,
 net                  42,484     4,266    46,750    30,314     2,720     33,034
Total assets       1,119,836         - 1,119,836   933,316    64,609    997,925
Purchases of
 property and
 equipment, net       69,946     1,518    71,464    67,124     4,149     71,273


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


                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                 ----------------------  ----------------------
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------
                                      (Unaudited)             (Unaudited)
REVENUE:
Rental revenue                        85.5%       83.1%       82.6%      82.8%
Product sales                         14.5        16.9        17.4       17.2
                                 ----------  ----------  ----------  ----------
                                     100.0       100.0       100.0      100.0
                                 ----------  ----------  ----------  ----------

GROSS MARGIN                          62.7        62.0        58.4       62.2

OPERATING COSTS AND EXPENSES:
Operating and selling                 50.9        49.9        49.8       47.7
General and administrative             5.2         6.4         5.7        6.4
Restructuring charge for closure
 of internet business                    -           -         5.0          -
Amortization of intangibles            0.6         5.3         2.9        5.5
                                 ----------  ----------  ----------  ----------
                                      56.7        61.6        63.4       59.6
                                 ----------  ----------  ----------  ----------

INCOME (LOSS) FROM OPERATIONS          6.0         0.4        (5.0)       2.6
Non-operating income (expense),
 net                                  (5.6)       (4.5)       (4.9)      (4.2)
                                 ----------  ----------  ----------  ----------
Income (loss) before income
 taxes                                 0.4        (4.1)       (9.9)      (1.6)
Benefit(provision)for income
 taxes                                (0.2)       (0.3)        2.2       (1.3)

Income (loss) before cumulative
 effect of a change in accounting
 principle                             0.2        (4.4)       (7.7)      (2.9)
Cumulative effect of a change
 in accounting principle                 -           -           -       (0.2)
                                 ----------  ----------  ----------  ----------
NET INCOME (LOSS)                      0.2%       (4.4)%      (7.7)%     (3.1)%
                                 ----------  ----------  ----------  ----------

OTHER FINANCIAL DATA:
Rental gross margin (1)               68.4%       69.5%       68.2%      69.3%
Product gross margin (2)              28.6%       25.2%       11.9%      28.1%

EBITDA (3) (In thousands)
Hollywood Video segment EBITDA    $ 68,681    $ 62,806    $218,991   $206,174
Reconciliation to Adjusted
 EBITDA (4)
  Add special charges (5)                -       2,335           -      3,779
  Add non-cash expenses(6)          15,924      14,143      51,020     37,821
  Less existing store investment
   in new release inventory (7)    (44,591)    (32,615)   (127,527)   (96,229)
                                 ----------  ----------  ----------  ----------
ADJUSTED EBITDA HOLLYWOOD VIDEO     40,014      46,669     142,484    151,545

Reel.com segment EBITDA (8)              -      (9,124)    (29,834)   (24,792)
                                 ----------  ----------  ----------  ----------
CONSOLIDATED ADJUSTED EBITDA      $ 40,014    $ 37,545    $112,650   $126,753

CASH FLOW FROM:(In thousands)
Operating activities              $ 54,890    $ 49,814    $155,880   $110,685
Investing activities               (56,093)    (71,282)   (214,982)  (217,363)
Financing activities                 6,921      19,269      62,250    106,652

OPERATING DATA:
Number of stores at quarter end      1,796       1,474       1,796      1,474
Weighted average stores open
 during the period                   1,786       1,431       1,729      1,360
Comparable store revenue
 increase (9)                            1%         11%          4%        16%


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




                       HOLLYWOOD ENTERTAINMENT CORPORATION

                                 (Registrant)




November 16, 2000                       /S/David G. Martin
------------------        -------------------------------------------------
     (Date)                                David G. Martin
                	    Executive Vice President and Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)