Form 10-K
period 2000-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2001-04-02
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC  20549

                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2000
                              -----------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X    No
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]
     On March 20, 2001, the registrant had 49,247,599 shares of Common Stock outstanding, and on such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $91,851,167 based upon the last sale price reported for such date on the Nasdaq National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE
Part III - Portions of registrant's Proxy Statement which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2000.

                      HOLLYWOOD ENTERTAINMENT CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED DECEMBER 31, 2000


Item                                                         Page


                                   PART I


1.  Business                                                      3
2.  Properties                                                   13
3.  Legal Proceedings                                            13
4.  Submission of Matters to a Vote of Security Holders          14
4A. Executive Officers and Key Employees of the Registrant       15


                                   PART II

5.  Market for Registrant's Common Stock and Related
    Shareholder Matters                                          17
6.  Selected Financial Data                                      17
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          20
7A. Quantitative and Qualitative Disclosure About Market Risk    33
8.  Financial Statements and Supplementary Data                  34
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                          34


                                   PART III

10. Directors and Executive Officers of the Registrant           35
11. Executive Compensation                                       35
12. Security Ownership of Certain Beneficial Owners and
    Management                                                   35
13. Certain Relationships and Related Transactions               35


                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on
    Form 8-K                                                     36

                                     PART I


ITEM 1.   BUSINESS

GENERAL

Hollywood Entertainment owns and operates 1,818 Hollywood Video retail superstores in 47 states and the District of Columbia as of December 31, 2000 and is the second largest retailer of rentable home videocassettes, DVDs and video games in the United States. Based on 2000 industry estimates from Adams Media Research, we estimate that our video stores attained a U.S. market share of approximately 10%. In 2000 our average store generated approximately $710,000 in annual revenue. Our customer transaction database contains information on about 30 million U.S. member accounts. Hollywood Video total revenue has increased from $302 million in 1996 to nearly $1.3 billion in 2000.

In 2000 we changed our business strategy from one of high growth in revenue through new store openings to one of revenue growth and cash generation from existing stores. Over recent months, we have made significant changes to our management, including reinstating Mark Wattles, the Company's founder, full time as President, hiring Scott Schultze as Chief Administration Officer and Sam Ellis as Chief Information Officer and promoting Roger Osborne to Executive
Vice President of Store Operations.   With these changes, we have consolidated
our field operations, reorganized our management reporting relationships and moved toward a more structured and financially disciplined operation. After opening stores at the rate of nearly one per day for four years through June 2000, we plan to open fewer than 10 stores in 2001. During 2001, we intend to focus primarily on a disciplined approach to the quality of our store operations, increasing same store revenue and store-level profitability, and generating free cash flow.


INDUSTRY OVERVIEW

Video Retail Industry

According to Adams Media Research, the videocassette and DVD rental industry in 2000 hit an all-time high of $10.28 billion in revenue, up 1.7% from the prior year. We believe growth will continue in 2001 and possibly beyond, driven in part by increasing penetration of DVD as well as greater availability of new release videocassettes as a result of revenue sharing arrangements. According to Adams Media Research, the total U.S. video industry (comprised of both rental and sales) grew from $19.3 billion in revenue in 1999 to $21.1 billion in 2000, and is expected to grow significantly over the next five years to over $30 billion. According to the Consumer Electronics Association ("CEA"), 28 million VCRs were sold in the U.S. in 2000, which represents the largest number of VCRs sold in any single year. According to Adams Media Research, VCR penetration now stands at 93.6% of the 101.4 million television households. In addition, the CEA estimates that sales of DVD players rose by almost 109 percent in 2000 to total sales of 8.5 million units. In just four years of sales, DVD players have already reached 14 million units. This growth has outpaced that of CD players by 3 to 1 and VCRs by 7 to 1 in those technologies' first four years of existence. The DVD Entertainment Group predicts DVD shipments will reach 13 million units in 2001, bringing the total to 27 million or nearly 27% penetration of television households by the end of the year.

The home video industry is highly fragmented but has experienced consolidation in recent years as video store chains have gained significant market share from independent store operators. Based upon information disclosed by Video Store Magazine, the five largest video store chains had a 44% market share of all U.S. consumer video rentals in 2000. The National Association of Video Distributors and the Video Software Dealers Association, estimated that at the end of 1999 there were about 27,882 independent video stores in the United States. Over 70% of all locations that rent video titles are currently operated by independent store owners whose average store revenue tends to be significantly less than a Hollywood Video store. We believe that there are several competitive advantages in being a large home video chain, including marketing efficiencies, brand recognition, access to more copies of each videocassette through direct revenue sharing agreements, sophisticated information systems, greater access to prime real estate locations, greater access to capital, and competitive pricing made possible by size and operating efficiencies. Even if there is significant additional consolidation, however, we expect that the home video industry will remain fragmented.

Movie Studio Dependence on Video Retail Industry

According to Adams Media Research, the video retail industry is the single largest source of revenue to movie studios and represented approximately $9.5 billion, or 54.8%, of the $17.4 billion of estimated domestic studio revenue in 2000.

Of the hundreds of movies produced by the major studios each year in the U.S., relatively few are profitable for the movie studios based on box office revenue alone. According to the Motion Picture Association of America (the "MPAA"), in 2000, the average movie generated approximately $30 million in worldwide theater revenue for studios. Over the past few years, the average total cost to make and market a movie has increased significantly to over $82 million. Therefore, the average movie loses approximately $50 million at the box office and relies on other sources of revenue to become profitable - most importantly home video. Home video is often the only significant source of revenue on the non-hit movies. Due to the unique browsing characteristics of the retail environment, a Hollywood Video store's average customer rents slightly over 2.0 movies per transaction - frequently one hit and one non-hit movie. Because of this, we acquire movies on videocassette and DVD regardless of whether the movies were successful at the box office, thus providing movie studios a reliable source of revenue for almost all of the hundreds of movies produced each year. Consequently, movie studios are highly motivated to protect this unique and significant source of revenue.

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

Trends in Video Rental and Sales

Studios have historically sold videocassettes to video retailers under two pricing structures, "rental" and "sell-through." Rental titles are initially sold at relatively high prices (typically $60 to $65 wholesale) and promoted primarily for rental, and then later re-released for sale to consumers at a lower price (typically $10 to $15 wholesale). Certain high-grossing box office films, generally with box office revenue in excess of $100 million, are targeted at the sell-through market. These titles are released on videocassette at a relatively low initial price (approximately $12 to $17 wholesale) and are both promoted as a rental title by video stores and sold directly to consumers through a broad array of retailers including video stores. Studios elect to release a title either as rental or sell-through based on which would optimize their income from the title. Due to the high up-front costs, it was difficult for retailers to buy enough copies under rental pricing to satisfy customer demand in the first few weeks of a title's release. Customer satisfaction was not maximized.

In 1998, the major studios and several large video retailers began entering into revenue sharing agreements as an alternative to the historical rental pricing structures. Studios began offering retailers more videocassettes for an individual title at a substantially lower initial cost in exchange for a share of the rental revenue that those copies generate over their initial release window. The additional copies have contributed to improved consumer satisfaction early in a title's release because the supply of titles better matches demand. This has led to higher rental revenues for the video store industry as well as for studios. Revenue sharing also gives the studios an incentive to market these titles because they share in the revenue generated by increased transactions.

DVDs are an alternative format to VHS tapes that offer consumers digital picture and sound and additional features such as enhanced content and interactivity. The Company introduced DVDs in all its stores in November 1998, resulting in the most successful introduction of a new format in the Company's history. DVDs are the fastest growing new category introduced by the Company due to increased interest in older movie titles as a result of the substantial improvement in picture and sound quality over VHS. Currently, all DVDs are priced by the studios for sell through. Today, revenue sharing on DVDs would not maximize profit because of the low cost for us to purchase these outright and retain 100% of the revenue.

Home Video Game Industry

The home video game industry has historically been affected by changing technology, limited hardware platform life cycles and hit-or-miss software titles. In addition, video games typically generate most of their rental revenue during the first twelve months after their release. Hollywood believes that during this time period, the differential between the retail price and the rental price of a new video game is typically high enough to make rentals an attractive alternative to the customer. According to The NPD Group, the total domestic home video game market declined by 1.7% in 2000 to $4.1 billion in sales. The softness in the industry in 2000 was caused by a number of factors, including the lack of success of the Sega Dreamcast platform and subsequent cancellation of Dreamcast machine production, the weakness in PlayStation titles as well as the delayed rollout of Sony's Playstation 2.

The weakness in the game industry is expected to continue for the first three quarters of 2001. Based upon estimates by Gerard Klauer Mattison &
Co., Inc. ("GKM"), the demand for Playstation and Nintendo 64 will show significant year-over-year declines. However, growth is expected to return to the industry in the fourth quarter of 2001. The industry should benefit from the increase in the installed base of Playstation 2, and should continue to grow with the anticipated U.S. introduction of Nintendo's GameCube system and Microsoft's Xbox in the next 12 months. Overall, according to GKM, the game industry is expected to grow by 5% in 2001. GKM believes that most of the growth will occur in 2002 and beyond, with growth rates in excess of 20% predicted in 2002 and 2003. Furthermore, GKM predicts that this next generation cycle is expected to be larger in terms of units and dollars than any previous cycle.


BUSINESS STRATEGY

Since our inception in 1988, Hollywood Entertainment has built a strong base of over 1,800 superstores diversified around the country. We have developed a leading brand and an effective superstore format that distinguishes us from competitors. As we slow our new unit growth going forward, we will be more focused on generating same-store revenue increases at existing units and will execute a business strategy which includes the following key elements:

- Broad Selection and Superior Availability: We strive to provide our customers with the broadest selection of movies and video games. Our superstores typically carry approximately 8,000 titles and 15,000 videocassettes, DVDs and video games. Our goal is to offer more copies of popular new video releases and more titles than our competitors. In part because of our revenue sharing arrangements with studios, we have increased the availability of most new releases and typically acquire 100 to 300 copies of "hit" movies for each Hollywood Video store.

- Exciting, Enjoyable and Convenient Shopping Experience: Our superstores are designed to capture the bright lights, energy and excitement of the motion picture industry. We focus on creating an inviting atmosphere that encourages browsing and generates repeat customers. Our superstores are typically located in high traffic, high-visibility locations. We believe excellent customer service, a bright, clean and friendly shopping environment and convenient store locations are important to our success.

- Excellent Entertainment Value: We offer consumers the opportunity to rent new releases, video games and any of our catalog movie titles for five days in most of our stores. New release movies typically rent for $3.79 and catalog movies typically rent for $1.99. We believe movie rental in general, and our pricing structure and rental terms in particular, provide consumers convenient entertainment and excellent value.

- Expanding Product Opportunities: We regularly explore opportunities to enhance entertainment experiences of our customers. We are exploring a new business initiative that sells, buys and trades new and used video games, as an expansion of our traditional video game rental business. This initiative, called "Game Crazy", is designed as a store-within-a-store concept, leveraging a portion of our existing superstore real estate. As of December 31, 2000, the Company had 69 of these departments. While the initial capital required to add a Game Crazy department to an existing video store is approximately $80,000, the outlay yields an estimated $400,000 in incremental revenue per store. Another significant product opportunity is DVD. We believe DVD is a format that complements our existing VHS business and is well suited to rental or sale. We introduced DVD for rental in the majority of our stores in the fourth quarter of 1998, generating the highest revenues of any new format in our history. By the end of 2000, DVD represented over 10% of our total rental revenue. We expect the percentage mix of DVD rentals to be approximately proportional to total DVD player penetration. It should therefore exceed 20% of our total rental revenue by the end of 2001.

- Focus on Cash Generation and Return on Investment: The Company has increased its focus on maximizing cash generation and return on invested capital. After being a net user of cash since our inception as a result of rapid store growth, we became a net generator of cash in the fourth quarter of 2000. Because of our large base of stores, our cash from operations is expected to be large enough in 2001 and beyond to pay interest, cash taxes and all growth and maintenance capital expenditures, and have significant cash remaining to reduce our debt balance. We believe that by closing Reel.com's e-commerce operation (which was losing money at an annual run rate of approximately $60 million in early 2000), and by almost stopping our new store growth (where we were investing at an annual run rate of approximately $140 million in early 2000), we have now substantially reduced our ongoing uses of cash from that of early 2000 and before.


REEL.COM

On October 1, 1998, the Company acquired Reel.com, the premier online destination for film-related content and commerce, for approximately $96.9 million. Prior to June, 2000, Reel.com was a leader in e-commerce as a site which offered an extensive selection of approximately 50,000 titles on videocassette and DVDs for sale. The website also offered proprietary information about movies including descriptions, ratings, critics' reviews, recommendations and links to star filmographies that entertain consumers and help them select and purchase movies online. Consumers could search through Reel.com's proprietary, hyperlinked database and preview selected videos.

Reel.com was rated one of the top 10 most recognized Internet commerce brands by Opinion Research Corporation International in August 1999, and was named "the best place to buy movies" by Yahoo! Internet Life. According to Media Metrix, the number of unique visitors to Reel.com was approximately 1.7 million in January 2000.

By June 2000, Reel.com was built to a run rate of approximately $80 million in annual revenue but was generating significant cash losses. During 1999 and 2000, we attempted to finance Reel.com with outside capital, including filing a registration statement for an initial public offering in December of 1999. By June of 2000, we recognized that Reel.com would not find third-party financing. Since we were unable to fund its continued losses, we closed down the money-losing e-commerce business on June 12, 2000. We laid off substantially all of Reel.com's employees and closed its corporate office and warehouse in Emeryville, California. Today, we operate Reel.com as a content-only web-site with expert information about movies. It is funded through the sale of advertising on its site. The large cash usage related to Reel.com has now been stopped, and it currently operates at breakeven. We do not expect Reel.com to be a material part of our business in the future.


STORES AND STORE OPERATIONS

Video Store Openings

We opened our first video superstore in October 1988 and grew to 25 stores in Oregon and Washington by the end of 1993. In 1994 we significantly accelerated our store expansion program, adding 88 stores and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995 we added 192 stores and entered major new markets in the midwest, southwest, east and southeast regions of the United States. We added 246 stores in 1996, 356 stores in 1997, 353 stores in 1998, 355 stores in 1999 and 203 stores in 2000. Following is a table showing our store growth since 1994:


                   1994  1995  1996  1997  1998   1999   2000
                  ----- ----- ----- ----- ------ ------ ------
   Beginning         25   113   305   551    907  1,260  1,615
                  ----- ----- ----- ----- ------ ------ ------
   Opened            33   122   250   356    312   319     208
   Acquired          55    70                 41    43
   Closed                         4                  7       5
                  ----- ----- ----- ----- ------ ------ ------
   Ending           113   305   551   907  1,260  1,615  1,818
                  ===== ===== ===== ===== ====== ====== ======


Unlike many video retailers who have grown through acquisitions, Hollywood has focused on organic growth. Of Hollywood's 1,500 video superstores opened since 1995, nearly 95% of these stores have been opened as new stores where Hollywood chose the site through a rigorous selection process. We believe that this control over site selection and discipline in the real estate process have been among Hollywood's key competitive advantages. We have achieved significant geographic diversification in our store base, which helps insulate us from potentially detrimental economic, competitive or weather-related effects in isolated areas of the country. We believe this diversification helps us deliver more predictable and stable revenue.

Store Format

Hollywood Video superstores average approximately 6,800 square feet and are substantially larger than the stores of most of our competitors. The store exteriors generally feature large Hollywood Video signs, which make our stores easily visible to and recognizable by consumers. The interior of each store is clean and brightly lit. Our superstores are decorated with colorful murals depicting popular screen stars and walls of video monitors with hi-fi audio accompaniment to create an exciting Hollywood environment. Movies are organized into 28 categories, and videocassettes are arranged alphabetically by title within each category to assist customers in locating the movies. New releases are prominently displayed in easily recognizable locations within the store. We use wall-mounted and free-standing shelves arranged in wide aisles to provide access to products and to encourage the movement of customers throughout the store.


During 2000, we rolled out a smaller superstore format that reduced the target size of new stores from 7,500 square feet to 5,000 square feet, which lowered our per-store annual rent and initial build-out costs. These smaller stores are able to carry the same amount of video and video game inventory as larger stores due to a new store design, and we believe they retain a "superstore" look to consumers. This efficient design also allows us greater flexibility in locating new stores. We believe that these smaller, less expensive stores can generate similar revenue volumes as larger units in comparable locations, thus increasing our financial return on new stores.

Site Selection

We believe the selection of locations for our stores is critical to the success of our operations. We assembled a new store development team with broad and significant experience in retail tenant development. The majority of our new store development personnel were located in the geographic area for which they were responsible, but all final site approval took place at the corporate office, where new sites are approved by a committee of senior management personnel. Final approval of all new sites is the responsibility of the Chairman of the Real Estate Committee of the Board of Directors. Important criteria for the location of a Hollywood Video superstore include density of local residential population, traffic count on roads immediately adjacent to the store location, visibility and accessibility of the store and availability of ample parking. We generally seek what we consider the most desirable locations, typically locating our stores in high-visibility stand-alone structures or in prominent locations in multi-tenant shopping developments. All of our stores are in leased premises; we do not own any real estate. As part of our decision to substantially reduce our new store growth, in December 2000, we downsized our store development team and eliminated 46 positions.


PRODUCTS

Rental of Products: The rental of products represented 83% of our total revenue in 2000. Our primary source of revenue is the rental of videocassettes, DVDs and video games. For the convenience of our customers, we also rent VCRs, DVD players and game players. Our superstores typically carry approximately 8,000 movie titles and 15,000 videocassettes, DVDs and video games. Excluding new releases, movie titles are classified into 28 categories, such as "Action," "Drama," "Family" and "Children," and are displayed alphabetically within those categories. We do not rent or sell adult movies in our superstores. In addition to video rentals, we rent video games licensed by Nintendo, Sega and Sony. Each mature Hollywood Video store offers between 1,200 and 4,000 video games.

Sales of Products: The sales of products represented 17% of our total revenue in 2000. We offer new and previously viewed videos and games for sale and sell blank videocassettes, video cleaning equipment, confectionery and other items. Our sales business has shifted more toward the sales of previously viewed movies due to the significant number of extra copies available for sale due to copy-depth rental programs such as revenue sharing. We believe we have an advantage over mass merchant retailers when it comes to being able to sell previously view movies at lower prices than new movies.


REVENUE SHARING

In the fourth quarter of 1998, we entered into revenue sharing agreements directly with major studios. Under these agreements, we share with the studios an agreed upon percentage of our rental revenue for a limited period of time, usually 26 weeks. The revenue sharing agreements allow us to sell previously viewed tapes to our customers.

We believe that we are one of the few retailers who have revenue sharing agreements with all the major studios. These revenue sharing agreements provide a major competitive advantage for us and have the following significant benefits:

    They provide the opportunity to substantially increase the quantity and selection of newly released video titles in stock and decrease the in-store copy depth problems that have plagued the industry for years;

    They allow for significantly increased availability of new release movies; and

    They align the studios' economic interest more closely with our interests.

In addition, the Company believes that revenue sharing has increased the revenues received on an annual basis by the studios through increased rental activity of new releases as well as greater distribution and revenues on non-hit movies that we might not otherwise purchase.


ADVERTISING AND MARKETING

Our primary goal in advertising is to increase transactions in our stores, either from new members or existing members. In 2000, we advertised primarily using television and radio. We also use cooperative movie advertising funds made available by studios and suppliers to promote certain videos. Going forward, we intend to focus our advertising expenditures primarily in the area of direct mailings in the markets where our stores are currently located. We believe this is the most productive and cost effective manner to increase customer visits.


PRICING

Revenue sharing arrangements significantly increased the number of new release videocassettes acquired by the Company, thereby allowing the Company to introduce a 5-day rental program on all product in the majority of the stores. In exchange for this added convenience to our customers, the Company increased its prices in the majority of the stores in the fourth quarter of 1998 from $1.49 to $1.99 for catalog titles and from $2.99 to $3.49 for new releases. In the fourth quarter of 1999, the Company increased its pricing on new releases from $3.49 to $3.79 in the majority of its stores. DVDs are priced at $3.79 for five days. We did not raise prices in 2000. We believe that our pricing structure and rental terms provide consumers convenient entertainment and excellent value.


INVENTORY AND INFORMATION MANAGEMENT

Inventory Management: We maintain detailed information on inventory utilization. We track rental activity by individual videocassette, DVD and video game to determine appropriate buying, distribution and disposition of videocassettes and video games. The system provides information allowing us to determine when to sell excess videocassettes, DVDs and video games, and when to redistribute to new stores. Our inventory of videocassettes, DVDs and video games for rental is prepared according to uniform standards. Each new videocassette, DVD and video game is removed from its original carton and placed in a rental case with a magnetic security device and bar coding is affixed to each videocassette, DVD and video game.

Information Management: We use a scalable client-server system and maintain two distinct system areas: a point-of-sale ("POS") system and a corporate information system. We maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and videocassette, DVD and video game rental patterns. This system allows us to compare current performance against historical performance and the current year's budget, manage inventory, make purchasing decisions on new releases and manage labor costs. We believe our system has the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors.


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

We compete with cable, satellite and pay-per-view television systems, in which subscribers pay a fee to see a movie selected by the subscriber. Existing pay-per-view services offer a limited number of channels and movies and are only available to households with a direct broadcast satellite receiver or a cable converter to unscramble incoming signals. Digital compression technology and other developing technologies are enabling cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Certain cable and other telecommunications companies have tested Video on Demand (V.O.D) service in some markets. V.O.D service would allow a viewer to pause, rewind and fast forward movies. Based on publicly available information, we believe these tests have shown that the V.O.D. technology and service is still some years away from being able to deploy on a large scale in a profitable manner.

We also believe movie studios have a significant interest in maintaining a viable movie rental business because their sale of videocassettes to stores represents the largest source of their revenue. According to Adams Media Research, in 2000 video stores represented approximately 55% of the studios domestic revenue, while pay-per-view represented only 2%. In addition, home video provides the only reliable source of revenue on "non-hit" or "B-title" movies which make up the majority of movies distributed by the major studios each year. As a result, we believe movie studios will continue to make movie titles available to cable television, satellite services or other distribution channels only after revenues have been derived from the rentals and sales of videos. Currently, video stores receive product approximately two months earlier than pay per view, cable and satellite distribution companies. The window provided to video stores by the studios has been in place since the inception of our industry.

In addition, we believe substantial technological developments will be necessary to allow pay-per-view television to match the viewing convenience and selection available through video rental, and substantial capital expenditures will be necessary to implement these systems. In contrast, according to Adams Media Research, 94.9 million, or 86.8%, of all U.S. television households own a VCR and more VCR's were sold in 2000 than in any previous year. Although we do not believe cable television, V.O.D or other distribution channels represent a near-term competitive threat to our business, technological advances or changes in the manner in which movies are marketed, including in particular the earlier release of movie titles to pay-per-view, including DBS, cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on our business.


SEASONALITY

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. We believe these seasonality trends will continue.


EMPLOYEES

As of December 31, 2000, we had approximately 21,695 employees, of which 20,811 were in the retail stores and zone offices and the remainder in our corporate administrative, and warehousing operations.

Store managers report to district managers who supervise the operations of the stores. The district managers report to regional managers, who report directly to the Vice President of Operations for each zone office. The corporate support staff periodically has meetings with zone personnel, regional managers, district managers and store managers to review operations. None of our employees are covered by collective bargaining agreements and employee relations are considered to be excellent.


SERVICE MARK

We own United States federal registrations for the service marks "Hollywood Video", "Hollywood Video Superstores" and "Reel.com". We consider our service marks important to our continued success.

ITEM 2.   PROPERTIES

Store Locations

As of December 31, 2000, the Company's stores by location are as follows:

                 HOLLYWOOD ENTERTAINMENT
             NUMBER OF VIDEO STORES BY STATE

 Alabama       13                  Nebraska          14
 Arizona       56                  Nevada            27
 Arkansas       9                  New Hampshire      1
 California   311                  New Jersey        31
 Colorado      30                  New Mexico        10
 Connecticut   14                  New York          71
 Delaware       1                  North Carolina    28
 Florida       79                  North Dakota       3
 Georgia       38                  Ohio              79
 Idaho         12                  Oklahoma          21
 Illinois      92                  Oregon            67
 Indiana       39                  Pennsylvania      74
 Iowa          10                  Rhode Island       7
 Kansas        14                  South Carolina    13
 Kentucky      17                  South Dakota       3
 Louisiana     15                  Tennessee         35
 Maine          2                  Texas            178
 Maryland      29                  Utah              33
 Massachusetts 39                  Virginia          40
 Michigan      61                  Washington        86
 Minnesota     38                  Washington, D.C.   2
 Mississippi    8                  West Virginia      1
 Missouri      33                  Wisconsin         32
 Montana        1                  Wyoming            1

Total Stores                                       1818
Total States (excluding District of Columbia)        47


All of the Company's stores are located in leased premises with an initial lease term of five to 15 years and most have options to renew for between five and 15 additional years. Most of the store leases are "triple net," requiring the Company to pay all taxes, insurance and common area maintenance expenses associated with the properties.

The Company's corporate headquarters are located at 9275 Southwest Peyton Lane, Wilsonville, Oregon, and consists of approximately 123,000 square feet of leased space. The lease expires in November 2008. The Company has two warehouse facilities. The first is located at 25600 Southwest Parkway Center Drive, Wilsonville, Oregon and consists of approximately 175,000 square feet of leased space. The second is located at 501 Mason Road, LaVergne, Tennesse, and consists of approximately 98,000 square feet of leased space. These facilities are leased pursuant to agreements that expire in November 2005 and June 2010, respectively.


ITEM 3.        LEGAL PROCEEDINGS

During 1999, the Company was named as a defendant in three complaints which have been coordinated into a single class action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt employees, which they claim are owed overtime payments in certain stores in California. The case is in the early stages of discovery. A class has not been certified. The Company believes it has provided adequate reserves in connection with this claim and intends to vigorously defend the action.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO against the Company and Reel.com, Inc. ("Reel"). 3PF and Reel entered into a Warehousing and Distribution Agreement on February 7, 2000. 3PF has alleged that Reel is in default under the Agreement, has failed to perform material obligations under the Agreement, and has failed to pay amounts due 3PF. 3PF seeks to recover approximately $4.8 million and consequential damages. The case is in the early stages of discovery. The Company believes it has provided adequate reserves in connection with this claim and intends to vigorously defend the action.

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

The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company's shareholders was held on March 29, 2001. No directors were elected at the meeting. The meeting was called to vote upon the adoption of the Company's 2001 Stock Incentive Plan (the "Plan"), which was approved by the Board of Directors effective January 25, 2001, and included the reservation of 9 million shares of Common Stock for issuance under the Plan. The proposal was approved by the shareholders.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to the Company's executive officers as of March 31, 2001.

Name                Age  Positions with the Company

Mark J. Wattles      40  Chairman of the Board, Chief Executive Officer and
                         President
David G. Martin      35  Executive Vice President and Chief Financial Officer
Scott R. Schultze    46  Executive Vice President and Chief Administration
                         Officer
Donald J. Ekman      48  Executive Vice President of Legal Affairs, Secretary
                         and Director
F. Bruce Giesbrecht  41  Executive Vice President of Business Development
Roger J. Osborne     48  Executive Vice President of Operations


MARK J. WATTLES founded the Company in June 1988 and has served as Chairman of the Board and Chief Executive Officer since that time. Mr. Wattles served as President of the Company from June 1988 to September 1997 and resumed the position in October 2000. Mr. Wattles has been an owner and operator in the video rental industry since 1985. He has been a participant and key speaker in several entertainment industry panels and conferences and currently serves as a member of the Video Software Dealers Association (VSDA) Board of Directors.

DAVID G. MARTIN was appointed Executive Vice President and Chief Financial Officer in February 1999. From 1996 until he joined the Company, Mr. Martin worked for NationsBanc Montgomery Securities LLC, most recently as a Managing Director of high yield finance specializing in retail and consumer products. From 1991 to 1996, he was a Vice President of high yield finance and merchant banking at Nomura Securities International, Inc. Prior to 1991, Mr. Martin was an investment banker with Salomon Brothers, Inc, specializing in mergers and acquisitions.

SCOTT SCHULTZE became Chief Administrative Officer of the Company in July 2000. From 1988 until Mr. Schultze joined the Company, he served as Executive Vice President and Chief Financial Officer for The Limited Stores, a division of the Limited Inc. From 1986 to 1988, Mr. Schultze held the position of Vice President/Controller for The May Company California and from 1977 to 1986, he held numerous positions at Meier and Frank, a division of May Company, his last assignment being Vice President of Finance.

DONALD J. EKMAN became a director of the Company in June 1993, was named Vice President and General Counsel in March 1994, became Senior Vice President in 1995 and Executive Vice President of Legal Affairs in July 2000. Mr. Ekman was a partner in Ekman & Bowersox from January 1992 until March 1994, and from August 1990 until December 1991 he practiced law with Foster Pepper & Shefelman.

F. BRUCE GIESBRECHT was named Senior Vice President of Product Management in January 1996, became Senior Vice President of Strategic Planning in January 1998, and Executive Vice President of Business Development in March 2000. He joined the Company in May 1993 as Vice President of Corporate Information Systems and Chief Information Officer. Mr. Giesbrecht was a founder of RamSoft, Inc., a software development company specializing in management systems for the video industry, and served as its President.

ROGER J. OSBORNE was named Senior Vice President of Operations in January 1999 and became Executive Vice President of Operations in October 2000. Prior to being named Senior Vice President of Operations, he was the Executive Vice President of J. Baker, Corporation, an apparel and footwear retailer, and President of its Work `N Gear Division since June 1997. Before joining J. Baker Corporation, Mr. Osborne was Senior Vice President and Zone Director for Mid-West and East coast markets for the Company from November 1996 until May of 1997. From January 1995 to November 1996, he served as the Senior Vice President of J. Baker, Inc. and Director of its licensed shoe department business. From 1988 until January 1995, Mr. Osborne was employed as Senior Vice President and Director of Store Operations for Pic `n Pay Stores, Inc., a chain of discount footwear stores. Prior to his employment as Senior Vice President for Pic 'n Pay Stores Mr. Osborne spent 14 years with May Company's Payless Shoesource Division in a number of different capacities throughout the United States with his last position being, Division Operating Manager for their 600 store Chicago Office.

                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company has not paid any cash dividends on its common stock since its initial public offering in July 1993 and anticipates that future earnings will be retained for the development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors. Loan covenants contained in its senior subordinated notes limit the amount of dividends the Company may pay and the amount of stock it may repurchase. As of December 31, 2000, these covenants effectively prohibit any dividends or stock repurchases. The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "HLYW". The following table sets forth the quarterly high and low last sale prices per share, as reported on Nasdaq.

                    2000                  1999
             ----------------------------------------
  Quarter       High     Low         High       Low
  -------    -------    ------    --------    -------
  First       $14.88     $6.69      $34.50     $18.38

  Second        8.00      6.38       27.50      17.69

  Third         9.31      6.56       19.50      12.00

  Fourth        7.38      1.00       17.44      13.38


 As of December 31, 2000, there were 219 holders of record of the Company's common stock.



ITEM 6.   SELECTED FINANCIAL DATA

                                    Year Ended December 31,
                     ------------------------------------------------------
                        2000        1999        1998       1997      1996
                     ----------  ----------  ---------  ---------  --------
OPERATING RESULTS:
Revenue              $1,296,237  $1,096,841   $763,908   $500,501  $302,342
                     ----------  ----------  ---------  ---------  --------
Income (loss) from
 operations            (436,321)     (2,513)   (36,451)    23,303    38,418
                     ----------  ----------  ---------  ---------  --------
Interest expense         62,302      45,691     33,355     14,302     4,339
                     ----------  ----------  ---------  ---------  --------
Income (loss) before
 extraordinary
 item and cumulative
 effect of a change
 in accounting
 principle             (530,040)    (49,858)   (50,464)     5,559    20,630
                     ----------  ----------  ---------  ---------  --------
Net income (loss)      (530,040)    (51,302)   (50,464)     4,996    20,630
                     ----------  ----------  ---------  ---------  --------

---------------------------------------------------------------------------
Net Income (Loss)
 Per Share Before
 Extraordinary Item
 and Cumulative
 Effect of a Change
 in Accounting
 Principle:
   Basic                $(11.48)     $(1.09)    $(1.30)     $0.15     $0.60
   Diluted              $(11.48)      (1.09)     (1.30)      0.15      0.59
                     ----------  ----------  ---------  ---------  --------
Net Income (Loss)
 Per Share:
   Basic                $(11.48)     $(1.13)    $(1.30)     $0.14     $0.60
   Diluted              $(11.48)      (1.13)     (1.30)      0.13      0.59
                     ----------  ----------  ---------  ---------  --------
BALANCE SHEET DATA:
Rental inventory,
 net                    $168,462    $339,912  $259,255   $226,051  $144,264
Property and
 equipment, net          323,666     382,345   328,182    234,497   115,812
Total assets             665,114   1,053,291   936,330    691,165   453,605
Long-term
 obligations(1)          536,401     533,906   392,145    233,496    82,361
Shareholders' equity
 (deficit)              (222,377)    304,529   347,591    291,938   277,013

OPERATING DATA:
Number of stores at
 year end                  1,818       1,615     1,260        907       551
Weighted average stores
 open during the year      1,751       1,405     1,074        694       398
Comparable store
 revenue increase (2)         2%         12%        8%         3%        7%
--------------------------------------------------------------------------
OTHER DATA
Hollywood superstores
  EBITDA (3)             176,942     265,787   168,158    162,445   125,534
Reconciliation to
Adjusted EBITDA (4)
 -Add special
  charges (5)                  -      26,885    99,910     26,320         -
 -Add non-cash
  expenses (6)           126,260      49,627    51,143     18,022     7,994
 -Less existing
  Store investment
  in new release
  inventory (7)         (173,787)   (137,794) (189,814)  (125,301)  (75,788)
                       ---------   ---------  --------   --------  --------
Adjusted EBITDA
 Superstores             129,415     204,505   129,397     81,486    57,740
Reel.com EBITDA(8)       (29,834)    (46,902)   (7,322)         -         -
                       ---------   ---------  --------   --------  --------
Consolidated Adjusted
  EBITDA                  99,581     157,603   122,075     81,486    57,740
                       =========   =========  ========   ========  ========

Cash flows generated
 from (used in):
 Operating activities    248,871     177,151   246,641    176,478   116,271
 Investing activities   (255,822)   (320,338) (438,411)  (338,120) (189,085)
 Financing activities      3,278     146,153   191,836    152,702    55,683
---------------------------------------------------------------------------


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

(5)  These special charges include:

     -1999: Litigation settlement charges of $25.4 million related to the settlement of the Fox and Rentrak lawsuits (see Item 3. Legal Proceedings) and a $1.4 million charge for the cumulative effect of a change in accounting principle (see Note 1 to the Consolidated
      Financial Statements);
     -1998: an inventory write-down of $99.9 million (see Note 5 to the
      Consolidated Financial Statements);
     -1997: a litigation settlement of $18.9 million, an inventory write-down of $2.3 million, $4.6 million related to a failed self-tender offer, and $.6 million from a loss on early extinguishment of debt.

(6) Expenses which were non-cash in nature including tape loss, the book cost of previously viewed movies sold, accounts receivable reserves, net loss on long-term asset disposals and write downs of merchandise inventory to net realizable value.

(7) This represents existing store purchases of new release tapes, games and DVD's that are considered investing activities on the statement of cash flows. This is in addition to the cost of product represented by revenue sharing expense already included in the statement of operations.

(8) The year 2000 excludes the restructuring charge of $67.7 million for the discontinuation of e-commerce operations (Note 11).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net loss for 2000 was $530.0 million, compared to $51.3 million in 1999 and $50.5 million in 1998. The increase in loss was primarily the result of special charges as summarized in Note 21 to the Consolidated Financial Statements.

The following table sets forth (i) results of operations data expressed as a percentage of total revenue and (ii) gross margin data.

                                            Year Ended December 31,
                                         ----------------------------
                                            2000      1999      1998
                                         --------   -------   -------
  Revenue:
    Rental revenue                          82.6%     81.5%     82.9%
    Product sales                           17.4%     18.5%     17.1%
                                         --------   -------   -------
                                           100.0%    100.0%    100.0%
                                         --------   -------   -------
  Cost of revenue:
   Cost of rental                           44.8%     25.4%     35.6%
   Cost of product                          15.8%     14.1%     11.5%
                                         --------   -------   -------
                                            60.6%     39.5%     47.1%
                                         --------   -------   -------
  Gross margin                              39.4%     60.5%     52.9%

  Operating costs and expenses:
    Operating and selling                   55.0%     47.7%     50.1%
    General and administrative               8.5%      7.8%      4.9%
    Restructuring charge for closure
     of internet business                    3.6%        -         -
    Restructuring charge for store
     closures                                1.3%        -         -
    Amortization of intangibles              4.6%      5.2%      2.4%
    Purchased in-process research
     and development                            -         -      0.3%
                                         --------   -------   -------
                                            73.0%     60.7%     57.7%
                                         --------   -------   -------

  Loss from operations                     (33.6%)    (0.2%)    (4.8%)
  Nonoperating expense                      (4.8%)    (4.2%)    (4.3%)
                                         --------   -------   -------
  Loss before income taxes and
   cumulative effect adjustment            (38.4%)     (4.4%)   (9.1%)
  (Provision for) benefit from income
   taxes                                    (2.4%)     (0.2%)    2.5%
                                         --------    --------  ------
  Loss before cumulative effect
   adjustment                              (40.8%)     (4.6%)   (6.6%)
  Cumulative effect of a change in
   accounting principle                         -      (0.1%)       -

                                         --------    -------   ------
  Net loss                                 (40.8%)     (4.7%)   (6.6%)
                                         ========    =======   ======
----------------------------------------------------------------------
  Other data:
   Rental gross margin (1)                  45.8%      68.8%    57.1%
   Product gross margin (2)                  9.2%      23.8%    32.9%
----------------------------------------------------------------------
   (1) Rental gross margin as a percentage of rental revenues.
   (2) Product gross margin as a percentage of product revenues.


REVENUE

Revenue increased by $199.4 million, or 18.2%, in 2000 compared to 1999, primarily due to the addition of 203 new superstores in 2000. Revenue was also favorably impacted by an increase of 2% in comparable store revenue in the current year. The discontinuation of e-commerce operations in June 2000 by Reel.com unfavorably impacted revenue. Revenue increased by $332.9 million, or 44%, in 1999 compared to 1998, due to the addition of 355 new superstores in 1999 combined with an increase of 12% in comparable store revenue and the full year impact of Reel.com, acquired in October 1998. The Company ended 2000 with 1,818 superstores operating in 47 states, compared to 1,615 stores operating in 44 states at the end of 1999 and 1,260 stores operating in 42 states at the end of 1998. The Company increased its prices at most stores in the fourth quarter of 1998 from $1.49 to $1.99 for catalog titles and from $2.99 to $3.49 for new releases. In the fourth quarter of 1999, the Company increased prices at most stores from $3.49 to $3.79 for all new rental releases. The Company did not increase price in 2000.


GROSS MARGIN

Rental Margins

Rental gross margin as a percentage of rental revenue decreased to 45.8% in 2000 from 68.8% in 1999. In the fourth quarter of 2000, the Company changed several estimates with respect to the useful lives and salvage values of various types of rental product. As a result, the Company recorded a charge of $164.3 million (see Note 4 to the Consolidated Financial Statements). Excluding the charge, margins decreased to 61.1% in 2000 from 68.8% in 1999. The decrease is primarily the result of increased rental inventory amortization in the fourth quarter of 2000 using the new amortization estimates.

Rental gross margin as a percentage of rental revenue increased to 68.8% in 1999 from 57.1% in 1998. In the fourth quarter of 1998, the Company significantly changed its business model. In order to increase the quantity and selection of newly released video titles and satisfy the customer's demand while trying to mitigate the Company's risk, we entered into revenue sharing agreements with major studios. Prior to these revenue sharing agreements, the Company paid approximately $60 to $65 per videocassette for major theatrical releases that were priced for rental in the United States. The Company was seldom able to fully satisfy its customer's demand for new releases under this fixed price model. The Company expected that the revenue sharing model would have a significant impact on the Company's cost of rental as it changed its business model from a primarily fixed to a primarily variable cost approach. Starting in the fourth quarter of 1998, revenue sharing payments became a significant component of the Company's cost of rental. The revenue sharing agreements made it necessary for the Company to make adjustments to its inventory valuation as of October 1, 1998 in order to account for the shorter rental lives that videocassettes have in the revenue sharing business model because initial customer demand is satisfied significantly sooner. As a result of this change, the Company recorded a $99.9 million charge to reflect a reduction in the carrying value of rental inventory in the fourth quarter of 1998(See Note 5). Excluding this charge, rental margins decreased as a percentage of rental revenues from 72.9% in 1998 to 68.8% in 1999. This decrease was primarily due to increased revenue sharing payments to studios and increased rental revenues.

Product Margins

Product gross margin as a percentage of product sales decreased to 9.2% in 2000 from 23.8% in 1999. Product margins in 2000 were impacted by a $20.8 million charge for the discontinuation of e-commerce operations at Reel.com and a $8.6 million charge to value the inventory on hand at December 31, 2000 at the lower of cost or net realizable value. Excluding the $8.6 million charge, product margins for the Hollywood Video Stores decreased to 24.4% in 2000 from 31.8% in 1999, primarily due to a decrease in the average sales price of previously viewed movies for sale. Excluding the $20.8 million charge, product margins for Reel.com increased to 5.8% from a negative 8.9% in 1999.

Product margin, as a percentage of product revenue, including Reel.com, was 23.8% in 1999, compared to 32.9% in 1998. Excluding Reel.com, product margin as a percentage of product revenue decreased from 34.8% in 1998 to 31.8% in 1999. The decline in product margin in 1999 was primarily due to pricing pressure on sell-through video merchandise from mass merchant retailers, which use video sales as a loss leader to drive customer traffic and due to the impact of on-line sales where both VHS and DVD titles can be purchased at or below their wholesale cost in many cases.


Operating Costs and Expenses

Operating and Selling

Total operating and selling expenses of $713.4 million in 2000 increased $190.8 million from $522.7 million in 1999. Total operating expenses as a percentage
of total revenues increased to 55.0% in 2000 from 47.7% in 1999.   The increase
in total operating expenses was due to increases in depreciation expense of $57.0 million, store wages of $44.9 million, occupancy costs of $42.3 million, advertising expenses of $24.4 million, and other store operating expenses of $33.6 million, offset by an $11.4 million decrease in expenses incurred by Reel.com. The decrease in Reel.com expense was primarily due to operating Reel.com for six months in 2000 compared to the entire year in 1999. The increases in store wages, occupancy costs, and other store operating expenses were due to the increase in the number of superstores operated by the Company. The Company operated 1,818 superstores at December 31, 2000 compared with 1,615 superstores at the end of 1999. The increase in depreciation expense was due to a charge for impairment of property and equipment of $44.3 million (See Note 8 to Consolidated Financial Statements). Advertising expense was higher due to an increase in national television campaigns when compared to prior years. Operating and selling expense, excluding the impairment of long-lived assets, increased as a percentage of total revenue in 2000 primarily due to higher advertising expenses in 2000 compared to 1999.

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

Restructuring for Closure of Internet Business

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

The Company plans to maintain the web-site as a content-only site to minimize any negative effect the Reel.com shutdown may have on existing Hollywood Video store customers for a period of time not expected to exceed twelve months from the e-commerce shutdown. During this time, point of purchase materials promoting Reel.com as an e-commerce destination will be removed from the stores. To offset the costs of maintaining the web-site during this period, the Company entered into a short-term agreement with Buy.com to direct Reel.com visitors to Buy.com to make purchases. Revenues associated with the Buy.com agreement and the expenses of maintaining the web-site have been recognized as earned and incurred, respectively.

As a result of the discontinuation of e-commerce operations, the Company recorded a total charge of $69.3 million in the current year second quarter, of which $48.5 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales. In the fourth quarter of the current year, the charge was reduced by $1.6 million to $46.9 million because the Company was able to negotiate termination of certain obligations and lease commitments more favorably than originally anticipated.

The restructuring charge line item includes $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $25.7 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $19.9 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of December 31, 2000, the Company had paid $3.9 million of the accrued amounts and anticipates paying the remaining $21.8 million in 2001.

The Company used some of the equipment from Reel.com at the new distribution center in Nashville, Tennessee, and at the corporate offices in Wilsonville,

Oregon. Equipment not utilized by the Company was sold. Proceeds of $250,000 were received in the current year third quarter.

Charged to cost of goods sold was the write down of Reel.com inventory, primarily DVD's, to net realizable value. This represented excess product for the Hollywood Video segment. The Company liquidated over 85% of this inventory as of the end of the current year and plans to liquidate the remaining amount by the end of the second quarter of 2001.

Restructuring charge for store closures

In December 2000, the Company approved a restructuring plan involving the closure and disposition of 43 stores that were not operating to management's
expectations (the "Restructuring Plan").   In accordance with the Restructuring
Plan, these stores will be closed in 2001. The Company has recognized a charge of $16.9 million, including an $8.0 million write down of property and equipment, a $1.5 million write down of goodwill and an accrual for store closing costs of $7.4 million. The established reserve for cash expenditures is for lease termination fees and other store closure costs. The Company anticipates paying all accrued store closure costs in 2001.

The Company plans to liquidate all inventories through store closing sales; any
remaining product will be used in other stores.   The Company anticipates
inventory liquidations and asset disposals will be completed in 2001.

Revenue during the years ended December 31, 2000, 1999 and 1998 for the stores included in the Restructuring Plan was approximately $15.5 million, $13.4 million and $9.1 million, respectively. Operating results (defined as income or loss before interest expense and income taxes) during the years ended December 31, 2000, 1999 and 1998 for the stores included in the Restructuring Plan were approximately $1.8 million loss, $0.5 million loss and $15,684 income, respectively.

General and Administrative

Total general administrative expenses of $110.2 million increased $24.3 million from $85.9 million in 1999. Total general and administrative expenses as a percentage of total revenue increased to 8.5% in 2000 compared to 7.8% in 1999. Included in general and administrative expenses in 1999 is a special charge of $25.4 million for legal and settlement charges associated with the settlement of the Fox and Rentrak lawsuits (see Part 1, Item 3 "Legal Proceedings"). Excluding this charge, general and administrative expenses increased by $49.7 million in 2000, primarily due to employee loans written off or fully reserved for as doubtful, other payroll and related costs, and establishing reserves for pending litigation, offset by a $2.1 million decrease in overhead costs associated with Reel.com. The decrease in Reel.com expenses was primarily due to operating Reel.com six months in 2000 compared to the entire year in 1999.

Total general administrative expenses of $85.9 million increased $48.4 million from $37.5 million in 1998. Total general and administrative expenses as a percentage of total revenue increased to 7.8% in 1999 compared to 4.9% in 1998. Included in general and administrative expenses in 1999 is a special charge of $25.4 million for legal and settlement charges associated with the settlement of the Fox and Rentrak lawsuits (see Part 1, Item 3 "Legal Proceedings"). Excluding this charge, general and administrative expenses increased by $23.0 million in 1999, primarily due to an increase in payroll and related costs, higher legal costs, due to the Fox and Rentrak lawsuits, and increased overhead costs of $5.3 million associated with Reel.com. The increase in Reel.com expenses was primarily due to the full year impact of operating Reel.com in 1999 compared to only the fourth quarter of 1998.

Amortization of Intangibles

Amortization of intangibles increased by $3.0 million in 2000 compared to 1999, primarily due to an impairment charge of $30 million related to goodwill on several acquired stores as discussed in Note 8 to the consolidated financial statements, offset by a decrease in amortization of goodwill associated with the Reel.com acquisition. See Note 11 to the Consolidated Financial Statements for a discussion of the discontinuation of e-commerce operations and the resulting charges.

Amortization of intangibles increased by $38.3 million in 1999 compared to 1998, primarily due to the full year impact of amortizing goodwill associated with the Reel.com acquisition, (as discussed in Note 10 to the Consolidated Financial Statements).

Other Operating Charges

The Company incurred a non-cash charge of $1.9 million in 1998 to write-off the value of purchased in-process research and development costs in connection with the acquisition of Reel.com (see Note 10 to the Consolidated Financial Statements).

Non-operating Income (Expense), Net

Interest expense, net of interest income, increased in 2000 compared to 1999 and 1998 primarily due to increased levels of borrowings under the revolving credit facility combined with increased interest rates and the issuance of $50 million in senior subordinated notes in June 1999.


INCOME TAXES

The Company's effective tax rate was a provision of 6.3% in 2000 compared to a provision of 3.9% in 1999 and a benefit of 27.6% in 1998 which varies from the federal statutory rate as a result of non-deductible goodwill amortization associated with the Reel.com acquisition, state income taxes and deferred tax valuation allowances. Valuation allowances reduce deferred income tax balances to the approximate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year.


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


LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2000, the Company experienced a number of significant events with respect to its liquidity and capital situation. The Company began the year growing at the average rate of one store per day, as well as funding significant cash losses at Reel.com. In order to meet the funding needs to continue at this growth rate, the Company's then-existing $300 million credit facility needed to be expanded or refinanced. During early 2000, the Company attempted to refinance this facility. In March 2000 the Company received an underwritten commitment from a group of banks for a new $375 million credit facility. However, syndication of this new facility failed in May 2000 primarily due to lenders' concerns with losses at Reel.com and the significant capital needed to fund our aggressive growth. Without the availability of new funding, the Company was faced with the need to begin reducing the outstanding principal amount of its $300 million credit facility starting with $37.5 million on December 5, 2000 and continuing to reduce by $37.5 million each quarter thereafter. In order to meet this obligation, the Company needed to make significant changes to its growth plans.

As part of these changes, in June of 2000, the Company closed the e-commerce business at Reel.com, thereby stopping its cash losses. Furthermore, the Company made the decision to stop its new store growth and not sign new leases for the remainder of the year. At that time, the Company had 141 signed leases for stores yet to open in 2000 and 2001. The Company has since worked to either open the remaining stores or terminate their leases. As of December 31, 2000, the Company had opened 47 of those stores and terminated 51 leases, with an additional 43 remaining. In 2001, the Company intends to terminate the remaining leases and anticipates opening fewer than 10 stores. Stopping new store growth allows more of the cash flow from the Company's over 1,800 existing video stores to pay down debt or vendor balances. In the fourth quarter of 2000, the Company turned free cash flow positive for the first time as a public company. After being a net user of cash since inception, the Company became a net generator of free cash.

Cash Provided by Operating Activities

Net cash flow provided by operating activities increased by $71.7 million, or 40%, from $177.2 million in 1999 to $248.9 million in 2000. This increase was primarily due to an increase in accounts payable and accrued revenue sharing, which are sources of operating cash. In order to fund the Company's investing activities for 2000, including opening 208 new stores and purchasing new releases for existing stores, and meet its debt service requirements for 2000 (including $37.5 million of amortization requirements under the credit facility and $15.0 million of maturities of capital lease obligations), the Company generated funds through increases in working capital. We estimate that accounts payable will decrease by approximately $40 million in 2001 as we bring down vendor balances.

Cash Used in Investing Activities

Net cash used in investing activities decreased by $64.5 million, or 20%, from $320.3 million in 1999 to $255.8 million in 2000. The decrease is primarily due to fewer new store openings in 2000 and no store acquisitions. The Company opened 355 new stores in 1999 and only 208 stores in 2000. The Company anticipates that the number of new store openings in 2001 will be fewer than 10.

Following is a table summarizing our cash used in investing activities for the last three years:
                                             2000        1999        1998
                                          ---------   ---------   ---------
 Purchases of rental inventory, net       $ 176,753   $ 185,877   $ 265,158
 Purchase of property and
  equipment, net                             77,639     112,258     132,122
 Investment in businesses acquired                -      17,434      40,804
 Increase in intangibles and other
  assets                                      1,430       4,769         327
                                          ---------   ---------   ---------
  Total cash used in investing            $ 255,822   $ 320,338   $ 438,411
                                          ---------   ---------   ---------
                                       26

Purchases of video rental inventory include buying the initial rental inventory for new stores, as well as a portion of the cash costs for video product for existing stores (such as revenue share up-front fees, and purchases of games, DVDs and non-revenue sharing movies).

Capital expenditures other than product include equipment, fixtures, and leasehold improvements for new and existing stores, remodeling projects, and implementing and upgrading office and store technology. We anticipate that capital expenditures, other than purchases of rental inventory, will be approximately $20 million in 2001, of which $9.6 million is anticipated to relate to new, relocated and remodeled stores. The remaining balance relates to corporate capital expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $142.9 million, or 98%, from $146.2 million in 1999 to $3.3 million in 2000. The decrease was primarily due to an increase of cash provided by operations, coupled with a decrease in cash used by investing activities due to slower store growth. In the first quarter of 2000, the Company borrowed an additional $12.5 million through capital lease financing, and over the course of the year has repaid $15.0 million of principal on capital leases. The balance on the revolving credit facility began the year at $240 million, reached a maximum of $300 million at September 30, and was reduced to a balance of $245 million at December 31, 2000 leaving the Company $17.5 million under the maximum availability of $262.5 million. Because it is doubtful the Company will be able to meet the scheduled 2001 facility amortization of $150 million, the Company has been negotiating a restructured amortization with its lenders. On March 6, 2001, the Company made a $6 million amortization payment and its lenders agreed to defer $31.5 million of the $37.5 million total due on that date and work toward a permanent change in the amortization schedule to better match debt pay-down with the current business plan. This change is scheduled to be completed by May 5, 2001. However, this change requires the affirmative vote of 100% of the approximately 20 lenders involved with the credit facility. There can be no assurances that the Company will be successful in its negotiations. As a result of this, in addition to the fact that the Company has had net losses in 2000, 1999, and 1998 and at December 31, 2000 has a shareholders deficit of $222.4 million, the Company's independent accountants have included a going concern paragraph in their report dated March 21, 2001, except as to Note 25 which is dated March 29, 2001, on our consolidated financial statements. The Company believes that, if it negotiates a new amortization schedule which better matches debt pay-down with the current business plan, it is possible that our independent accountants would rescind this going concern paragraph. Adjustments relating to the realization of assets and classification of the liabilities that might be necessary if the Company is unable to continue as a going concern have not been made.

As of December 31, 2000, the Company was in violation of covenants contained within the credit facility. The Company was able to obtain the appropriate waiver for the violations. However, this waiver expires May 5, 2001. Because it is probable the Company will incur covenant violations after May 5, 2001 without a restructured agreement, in accordance with FAS 78, Classification of Obligations That Are Callable by the Creditor, the Company has reclassified $112.5 million of the credit facility that matures in 2002 to current liabilities on the consolidated balance sheet as of December 31, 2000.

Other Financial Measurements: Working Capital

At December 31, 2000, we had cash and cash equivalents of $3.3 million and a working capital deficit of $501.4 million. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, the Company will, more likely than not, operate with a working capital deficit.


RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the consolidated financial statements for a discussion of recently issued accounting standards and the impact they may have on the financial condition or results of operation of the Company.


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


FORWARD-LOOKING STATEMENTS

The information set forth in this report, including without limitation, in Item 1, Business, under the caption "Industry Overview" with respect to industry consolidation, "Business Strategy" with respect to future relationships, expanding product opportunities and generation and use of cash, "Advertising and Marketing" with respect to future advertising expenditures, "Competition" with respect to the future viability of the video industry and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity and Capital Resources" with respect to the sufficiency of financial resources and the restructuring of debt amortization includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created by those sections. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1,

Business, under the captions "Competition", in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, under the caption "General Economic Trends, Quarterly Results and Seasonality" and in
Item 3, Legal Proceedings. Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission.


CAUTIONARY STATEMENTS

In making an investment or possible investment in our securities and in assessing the forward-looking statements referred to above, you should carefully consider the following risk factors and other information in or incorporated in this report.

The Company may make other forward-looking statements from time to time. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not known to us or that we now think are immaterial may also impair our business operations or could otherwise cause actual results to differ materially from the forward-looking statements.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If that occurs, the trading price of our securities could decline.

Past expansion places pressure on our operations and management controls.

We have expanded the size of our store base and the geographic scope of operations significantly over the last several years. This expansion has placed, and we expect it to continue to place, increasing pressure on our operating and management controls. To manage our larger store base, we will need to continue to evaluate our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure.

We depend on key personnel; recent management changes are unproven.

Our future performance depends on the continued contributions of certain key management personnel. In late 2000 and early 2001, the Company made significant changes to management personnel of the Company, including adding two new outside directors to the board of directors, reinstating Mark J. Wattles, the Company's founder and Chief Executive Officer, full time as President, hiring Scott Schultze as Chief Administrative Officer and Sam Ellis as Chief Information Officer, promoting Roger Osborne to Executive Vice President of Store Operations and restructuring other executive and senior management positions. These new members of management may not be able to successfully manage our existing operations and they may not remain with us. Our future profitability also depends on our ability to attract and retain other management personnel, including qualified store managers.

We face intense competition and risks associated with technological obsolescence.

The video retail industry is highly competitive. We compete with local, regional and national video retail stores, including those operated by Blockbuster, Inc., the largest video retailer in the U.S., and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, online stores and other retailers, as well as with noncommercial sources such as libraries. According to information disclosed by Video Store Magazine, the five largest video store chains had a 44% market share of all U.S. consumer rentals in 2000. The Video Software Dealers Association and the National Association of Video Distributors estimated that at the end of 1999 there were 27,882 independent video stores in the U.S. We believe that over 70% of all locations that rent video titles are currently operated by independent store owners whose average store revenue tends to be significantly less than a Hollywood Video Store. On the other hand, some of our competitors have significantly greater financial and marketing resources, market share and name recognition than the Company. Substantially all of our stores compete with stores operated by Blockbuster, most in very close proximity. As a result of direct competition with Blockbuster, rental pricing of videos is a significant competitive factor in our business and, from time to time, in certain markets, Blockbuster has cut prices below those offered in our stores. If price cutting occurs on a more sustained and widespread basis, it could have an adverse impact on our results of operations.

We also compete with cable, satellite and pay-per-view television systems, in which subscribers pay a fee to see a movie selected by the subscriber.
Existing pay-per-view services offer a limited number of channels and movies and are available only to households with a direct broadcast satellite receiver or a cable converter to unscramble incoming signals. Digital compression and other developing technologies, however, are expected eventually to permit cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes at more frequently scheduled intervals throughout the day. Certain cable and other telecommunications companies have tested and are continuing to test movie-on-demand services in some markets. Technological advances or changes in the manner in which movies are marketed, including in particular the earlier release of movie titles to pay-per-view providers, such as direct broadcast satellite, cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on our business.

Our business would be adversely affected if revenue sharing arrangements were reduced or eliminated.

We believe our operating results have been and will continue to be positively affected by revenue sharing arrangements with movie studios. See "Item 1. Business - Revenue Sharing" and "- Pricing." If the scope of these arrangements were reduced, or if some studios were to stop using these arrangements, our business would be adversely affected. Movie studios might reduce their use of revenue sharing if they found it to be less profitable than alternative distribution methods, in response to technological developments, as the result of new government regulation, or for other reasons.

We would lose a significant competitive advantage if the movie studios were to adversely change their current distribution practices.

Currently, video stores receive movie titles approximately two months earlier than pay-per-view, cable and satellite distribution companies. Due to the large, reliable market that home video provides for studios for both hit and non-hit movies when compared to the alternative pay-per-view sources, it is likely that movie studios will continue to make movie titles available exclusively to video stores before they are made available to additional distribution channels. See "Item 1. Business - Industry Overview - Movie Studio Dependence on Video Retail Industry" and "Item 1. Business -

Competition." If movie studios change this distribution schedule such that video stores were no longer the first distribution channel to receive a movie title after a movie studio's theatrical release or to provide for the earlier release of movie titles to pay-per-view providers, such as direct broadcast satellite, cable television or other distribution channels, however, this could make these alternative technologies more attractive and economical than video rental, which could have a material adverse effect on our business.

Our future operating results may fluctuate.

Various factors may affect future operating results, including

  -  variations in the number and timing of store openings;

  -  the performance of newer stores;

  - the quality and number of new release titles available for rental and sale;

  -  the expense associated with the acquisition of new release titles;

  -  acquisitions by us of existing video stores;

  -  changes in comparable store revenue;

  -  additional and existing competition;

  -  marketing programs;

  - labor conditions in the movie industry that affect the production of new movies;

  -  weather;

  -  special or unusual events;

  -  seasonality;

  -  the success of new business initiatives; and

  -  other factors that may affect retailers in general.

If operating results fall below the expectations of securities analysts or investors in some future period, the trading price of our securities would likely decline, perhaps significantly.

We have substantial amounts of outstanding indebtedness.

At December 31, 2000, there was $245 million outstanding under our $300 million senior revolving credit facility, and we had outstanding $250 million principal amount of 10.625% Senior Subordinated Notes due 2004 (the "Notes"). Our indebtedness presents risks to investors, including the possibility that we may be unable to generate sufficient cash to pay the principal of and interest on the indebtedness. Our ability to make principal and interest payments on our indebtedness will be dependent on our future operating performance, which is dependent on a number of factors many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other elements affecting our business and operations, and may be dependent on the availability of borrowings. If we do not have sufficient available resources to repay any indebtedness when it becomes due and payable, we may find it necessary to refinance indebtedness, and such refinancing may not be available, or available on reasonable terms. Additionally, our indebtedness could have a material adverse effect on our future operating performance, including, but not limited to, the following:

  - a significant portion of our cash flow from operations will be dedicated to debt service payments, thereby reducing the funds available for other purposes;

  - our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes or other purposes may be impaired;

  -  our leverage may place us at a competitive disadvantage;

  -  our leverage will limit our ability to expand; and

  - our leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable in the event of a downturn in general economic conditions or our business.

If a change of control of the Company occurs, we may be required to purchase all or a portion of the Notes then outstanding at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. Prior to commencing such an offer to purchase, we may be required to (i) repay in full all of our indebtedness that would prohibit the repurchase of the Notes or (ii) obtain any consent required to make the repurchase.

We may be unable to make timely amortization payments under our credit agreement and we may be unable to renegotiate a revised amortization schedule with our lenders.

Under the terms of the senior revolving credit agreement, the Company began reducing the outstanding principal amount of its $300 million credit facility starting with a $37.5 million amortization payment on December 5, 2000. We are required to continue making $37.5 million payments each quarter. Because it is doubtful the Company will be able to meet the scheduled 2001 facility amortization of $150 million, the Company has been negotiating a restructured amortization with its lenders. On March 6, 2001, the Company made a $6 million amortization payment and its lenders agreed to defer $31.5 million of the $37.5 million total due on that date until May 5, 2001 in order to work toward a formal amendment to the credit agreement, which will include a revised amortization schedule to better match debt pay-down with the Company's current business plan. We have presented our lenders with a business plan which provides for sufficient capital for competitive levels of product in our Hollywood Video stores and timely payment for vendors while also giving the lenders meaningful debt reduction over the next 24 to 36 months. The Company is targeting to have the amended amortization schedule approved by the lenders by May 5, 2001. However, this change requires the affirmative vote of 100% of the approximately 20 lenders involved with the credit facility and there is no assurance that we will be successful in our negotiations. If we are unable to successfully renegotiate the terms of the revolving credit facility, we may be unable to meet the required quarterly payments. Because amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company, a failure to make the amortization payments could be harmful to the operations of the Company and adversely affect the trading price of our securities.

We have incurred nonrecurring expenses in the recent past.

In 1997, we had special charges for a litigation settlement of $18.9 million, an inventory write-down of $2.3 million, $4.6 million related to a failed self-tender offer, and $.6 million from a loss on early extinguishment of debt. In 1998, the Company accounted for an inventory write-down of $99.9 million. In 1999, we took special charges of $25.4 million related to the settlement of lawsuits and a $1.4 million charge for the cumulative effect of a change in accounting principle. In the fourth quarter of fiscal 2000, we experienced a loss of approximately $456 million and a negative adjusted EBITDA of approximately $13 million primarily due to the following special charges: (i) write-downs associated with modifications to rental product depreciation estimates, (ii) write-downs of excess and obsolete inventory primarily due to the stoppage of new store growth, (iii) impairments of goodwill and fixed assets, (iv) reserves against receivables, (v) reserves against deferred tax assets, (vi) employee severance costs, (vii) litigation and other settlement costs, (viii) costs associated with terminating existing leases, and (ix) a restructuring charge for the planned closure of 43 stores in 2001. If we incur special charges in the future, they could adversely affect our results and cause the trading price of our securities to decline.

Our stock price may be volatile.

The market price of our common stock has fluctuated substantially since our initial public offering in July 1993. The common stock is traded on the Nasdaq National Market, which market has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of the common stock without regard to our operating performance. We also believe factors such as fluctuations in financial results, variances from financial market expectations, changes in earnings estimates by analysts, announcements of new technologies in movie distribution or announcements by us or competitors may cause the market price of our common stock to fluctuate, perhaps substantially. These factors, as well as general economic conditions such as recessions or high interest rates, may adversely affect the market price of the common stock.

Certain provisions of our articles of incorporation and Oregon law may have anti-takeover effects.

Our Board of Directors has authority to issue up to 19,500,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The potential issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the common stock at a premium over the market price of the common stock and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock. In addition, provisions of Oregon law could make it more difficult for a party to gain control of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the Company's financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. The Company has entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of December 31, 2000 the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company's credit facility is based on variable interest rates (IBOR or the prime bank rate at the Company's option) and therefore affected by changes in market interest rates. Hypothetically, if variable base rates were to increase 1% in 2000 as compared to the end of 1999, the Company's interest rate expense would increase by approximately $2.5 million based on the Company's outstanding debt as of December 31, 2000.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to Item 14 of this report on Form 10-K.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of the Company is incorporated by reference from the Company's definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for its 2001 annual meeting of shareholders (the "2001 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of the Company's fiscal year ended December 31, 2000. Information with respect to executive officers of the Company is included under Item 4A of Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is hereby incorporated by reference from the 2001 Proxy Statement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 12 is hereby incorporated by reference from the 2001 Proxy Statement.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is hereby incorporated by reference from the 2001 Proxy Statement.

                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements, notes, schedules and exhibits filed as part of this Annual Report on Form 10-K:

     (a)(1), (2) FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Accountants dated March 21, 2001, on pages F-1 to F-21 of this report on Form 10-K are filed herewith:

(i)  FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

10.3 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Form S-1).

10.4 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Form S-1).

10.5 Revolving Credit Agreement, as amended as of August 4, 2000, among the Registrant, as Borrower, and Societe Generale, Goldman Sachs Credit Partners L.P. and certain other financial institutions, as Lenders, and Societe Generale, as Agent for the Lenders, Goldman Sachs Credit Partners, L.P., as Documentation Agent, and Credit Lyonnais Los Angeles Branch, Deutsche Bank AG, New York Branch, U.S. Bank National Association and KeyBank National Association, as Co-Agents
        (incorporated by reference to Exhibit 10.1 of the Registrant's
         Quarterly Report on Form 10-Q/A for the quarter ended September 30,
         2000).

10.6 Separation and Severance Agreement effective as of October 24, 2000 between the Registrant and Jeffrey B. Yapp.

10.7 Offer of Employment Term Sheet effective as of January 25, 2001 from the Registrant to Mark J. Wattles

10.8     Change of Control Plan for Senior Management dated as of February 3,
         2001

10.9 Consent to partial principal deferral dated as of March 5, 2001 between the Registrant and Societe Generale, as agent, the Co-Agents as defined, and the Lenders as defined.

21.1     List of Subsidiaries.

23.1     Consent of PricewaterhouseCoopers LLP.


(b) REPORTS ON FORM 8-K:

None filed during the fourth quarter of 2000.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Hollywood Entertainment
Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company believes they may not be able to make the
payments on their line of credit as they come due.   This in addition to the
fact that the Company has had net losses in 2000, 1999 and 1998 and at December 31, 2000 has a shareholders' deficit of $222.4 million raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5 of the consolidated financial statements, the Company changed its amortization method for videocassette rental inventory in 1998.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

March 21, 2001, except as to Note 25 which is as of March 29, 2001



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)
                                        -------------------------
                                        December 31,  December 31,
                                            2000          1999
                                        -----------   -----------
ASSETS
Current assets:
Cash and cash equivalents               $     3,268   $     6,941
Accounts receivable                          23,830        42,679
Merchandise inventories                      54,201        84,373
Income taxes receivable                           -         1,797
Prepaid expenses and other current
 assets                                      10,099        10,377
                                        -----------   -----------
Total current assets                         91,398       146,167

Rental inventory, net                       168,462       339,912
Property and equipment, net                 323,666       382,345
Goodwill, net                                69,616       145,504
Deferred income tax asset                         -        25,805
Other assets, net                            11,972        13,558
                                        -----------   -----------
                                        $   665,114   $ 1,053,291
                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term
 obligations                            $   261,164   $    14,493
Accounts payable                            169,503       111,578
Accrued expenses                            114,633        64,566
Accrued revenue sharing                      30,855         9,402
Accrued interest                             11,817        11,865
Income taxes payable                          4,844             -
                                        -----------    ----------
Total current liabilities                   592,816       211,904
Long-term obligations, less current
 portion                                    275,237       519,413
Other liabilities                            19,438        17,445
                                        -----------    ----------
                                            887,491       748,762
Commitments and contingencies (Note 22)           -             -
Shareholders' equity (deficit):
Preferred stock, 19,500,000 shares
 authorized; no shares issued and
 outstanding                                      -             -
Common stock, no par value, 100,000,000
 shares authorized; and 46,247,599
 and 45,821,537 shares issued and
 outstanding, respectively                  365,441       362,307
Accumulated deficit                        (587,818)      (57,778)
                                        -----------    ----------
Total shareholders' equity (deficit)       (222,377)      304,529
                                        -----------    ----------
                                        $   665,114   $ 1,053,291
                                        ===========   ===========

                See notes to consolidated financial statements.


                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                          Twelve Months Ended
                                               December 31,
                                  -------------------------------------
                                      2000         1999         1998
                                  -----------   ----------   ----------
Rental revenue                    $ 1,071,024   $  893,491   $  633,140
Product sales                         225,213      203,350      130,768
                                  -----------   ----------   ----------
                                    1,296,237    1,096,841      763,908
                                  -----------   ----------   ----------
Cost of Revenue:
 Cost of rental                       580,849      278,890      271,778
 Cost of product                      204,401      154,990       87,799
                                  -----------   ----------   ----------
                                      785,250      433,880      359,577
                                  -----------   ----------   ----------
Gross Profit                          510,987      662,961      404,331

Operating costs and expenses:
 Operating and selling                713,431      522,682      382,728
 General and administrative           110,242       85,873       37,543
 Restructuring charge for closure
  of Internet business                 46,862            -            -
 Restructuring charge for store
  closures                             16,859            -            -
 Amortization of intangibles           59,914       56,919       18,611
 Purchased in-process research
  and development                                        -        1,900
                                  -----------   ----------   ----------
                                      947,308      665,474      440,782
                                  -----------   ----------   ----------
Loss from operations                 (436,321)      (2,513)     (36,451)

Non-operating income (expense):
 Interest income                          175          214          141
 Interest expense                     (62,302)     (45,691)     (33,355)
                                  -----------   ----------   ----------
Loss before income taxes and
 cumulative effect adjustment        (498,448)     (47,990)     (69,665)
(Provision for) benefit from
 income taxes                         (31,592)     (1,868)       19,201
                                  -----------   ----------   ----------
Loss before cumulative effect of
 a change in accounting principle    (530,040)     (49,858)     (50,464)
Cumulative effect of a change in
 accounting principle (net of
 income tax benefit of $983)                        (1,444)           -
                                  -----------   ----------   ----------
Net loss                          $  (530,040)  $  (51,302)  $  (50,464)
                                  ===========   ==========   ==========
------------------------------------------------------------------------
Net loss per share before
 cumulative effect of a change
 in accounting principle:
   Basic                          $    (11.48)  $   (1.09)   $   (1.30)
   Diluted                             (11.48)      (1.09)       (1.30)
-------------------------------------------------------------------------
Net loss per share:
   Basic                          $    (11.48)  $   (1.13)   $   (1.30)
   Diluted                             (11.48)      (1.13)       (1.30)
-------------------------------------------------------------------------
Weighted average shares
 outstanding:
   Basic                               46,151      45,592       38,844
   Diluted                             46,151      45,592       38,844
-------------------------------------------------------------------------
                See notes to consolidated financial statements.


                      HOLLYWOOD ENTERTAINMENT CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)

                                                         Retained
                                    Common Stock         Earnings
                                ---------------------  (Accumulated
                                  Shares       Amount    Deficit)     Total
                                ----------    --------   --------   ---------
Balance at December 31, 1997    36,786,396    $247,950   $ 43,988   $ 291,938
                                ----------    --------   --------   ---------
Issuance of common stock:
 Stock options exercised           633,859       4,376          -       4,376
 Tax benefit from stock options          -       2,563          -       2,563
 Reel.com acquisition            4,000,000      42,760          -      42,760
 Sold to Reel.com affiliates     1,982,537      26,764          -      26,764
 Conversion of preferred stock
  to common stock                2,380,263      29,324          -      29,324
 Stock options issued for
  Reel.com acquisition                   -      10,840          -      10,840
Common stock repurchases          (850,000)    (10,510)         -     (10,510)
Net loss                                 -           -    (50,464)    (50,464)
                                ----------    --------   --------   ---------
Balance at December 31, 1998    44,933,055     354,067     (6,476)    347,591
                                ----------    --------   --------   ---------
Issuance of common stock:
 Stock options exercised           888,482       4,392          -       4,392
 Tax benefit from stock options          -       3,848          -       3,848
Net loss                                 -           -    (51,302)    (51,302)
                                ----------    --------   --------   ---------
Balance at December 31, 1999    45,821,537     362,307    (57,778)    304,529
                                ----------    --------   --------   ---------
Issuance of common stock:
 Legal settlement                  200,000       2,288                  2,288
 Stock options exercised           226,062         783                    783
 Tax benefit from stock options          -          63                     63
Net loss                                 -           -   (530,040)   (530,040)
                                ----------    --------   --------   ---------
Balance at December 31, 2000    46,247,599    $365,441  $(587,818)  $(222,377)
                                ==========    ========   ========   =========

                See notes to consolidated financial statements.

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                 Year Ended December 31,
                                            -------------------------------
                                               2000       1999       1998
                                            ---------  ---------   --------
Operating activities:
 Net loss                                   $(530,040) $ (51,302)  $(50,464)
 Adjustments to reconcile net
  loss to cash provided by
  operating activities:
 Cumulative effect of a change
  in accounting principle                           -      1,444          -
 Depreciation and amortization                277,163    222,842    195,387
 Amortization charge for change in
  estimate on rental inventory                164,306          -          -
 Impairment of long-lived assets               74,305          -          -
 Amortization of deferred financing
  costs                                         2,665      1,936      1,462
 Inventory valuation charge                         -          -     99,910
 Write-off of purchased in-process
  research and development                          -          -      1,900
 Net asset write down for closure of
  Internet business                            40,087          -          -
 Net asset write down for store closures        9,516          -          -
 Loss on other asset dispositions              10,292
 Tax benefit from exercise of
  stock options                                    63      3,848      2,563
 Change in deferred rent                        1,993      3,565      3,961
 Change in deferred income taxes               25,805     (1,545)   (27,236)
 Net change in operating assets
  and liabilities:
   Accounts receivable                         18,680     (1,817)    (1,071)
   Merchandise inventories                     16,718    (26,290)     3,749
   Accounts payable                            57,925      3,713     10,194
   Accrued interest                               (48)     2,172      1,437
   Accrued revenue sharing                     21,453     (4,098)    13,500
   Other current assets and
    liabilities                                57,988     22,683     (8,651)
                                            ---------   --------   --------
     Cash provided by operating
       activities                             248,871    177,151    246,641
                                            ---------   --------   --------
Investing activities:
 Purchases of rental inventory, net          (176,753)  (185,877)  (265,158)
 Purchase of property and
   equipment, net                             (77,639)  (112,258)  (132,122)
 Investment in businesses acquired                  -    (17,434)   (40,804)
 Increase in intangibles and other
  assets                                       (1,430)    (4,769)      (327)
                                            ---------   --------   --------
     Cash used in investing
      activities                             (255,822)  (320,338)  (438,411)
                                            ---------   --------   --------
Financing activities:
 Proceeds from the sale of
  common stock, net                                 -          -     45,398
 Issuance of long-term obligations             12,511     90,162          -
 Repayments of long-term obligations          (15,016)    (8,401)    (2,429)
 Repurchase of common stock                         -          -    (10,510)
 Proceeds from exercise of stock
  options                                         783      4,392      4,376
 Increase in revolving loan, net                5,000     60,000    155,001
                                            ---------  ---------   --------
     Cash provided by financing
      activities                                3,278    146,153    191,836
                                            ---------  ---------   --------
Increase (decrease) in cash and
 cash equivalents                              (3,673)     2,966         66
Cash and cash equivalents at
 beginning of year                              6,941      3,975      3,909
                                            ---------  ---------   --------
Cash and cash equivalents at end
  of year                                   $   3,268    $ 6,941    $ 3,975
                                            =========  =========   ========
Other Cash Flow Information:
 Interest expense paid                      $  60,702   $ 42,896   $ 31,562
 Income taxes paid (refunded), net               (915)     5,741       (706)
Non-cash financing activities
 Issuance of common stock as part of
  a legal settlement agreement                  2,288

                See notes to consolidated financial statements.


                      HOLLYWOOD ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000, 1999, 1998


1.   SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization and Consolidation

The accompanying financial statements include the accounts of Hollywood Entertainment Corporation and its wholly owned subsidiaries (the "Company"). The Company's subsidiaries include Hollywood Management Company and Reel.com, Inc. All significant inter-company transactions have been eliminated.

Nature of the Business

The Company operates a chain of video superstores ("Hollywood Video") throughout the United States. The Company also operated an Internet retailer of video only products ("Reel.com") from October 1998 to June 2000 (see Note 10 for a discussion of the acquisition, and Note 11 for a discussion of the discontinuation of e-commerce operations). The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 2000 and 1999, the Company operated 1,818 stores in 47 states and 1,615 stores in 44 states, respectively.

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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact to previously reported net loss or shareholders' equity.

Recently Issued Accounting Standards

The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board
(FASB) on June 15, 1998, is not expected to have an effect on the Company's results of operations or its financial position

In December 1999, the Securities and Exchange Commission ("SEC") issued
Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in
Financial Statements", as amended by SAB 101A and SAB 101B, which was required to be adopted by the Company by the fourth quarter of the year ended December 31, 2000. SAB No. 101 codifies the SEC's views regarding the recognition of revenues. The Company adopted SAB No. 101, effective January 1, 2000 and the impact on the Company's consolidated financial position and consolidated results of operations was immaterial.

In April 2000, Financial Accounting Standards Board Interpretation No. 44
(FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, was issued. FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to employees. The Company adopted FIN 44 in fiscal year 2000. Accordingly 850,000 options to purchase common stock that were effectively re-priced will be accounted for as variable plan options. Such accounting could result in future charges to earnings (Note 19).

Revenue Recognition

The Company recognizes rental and product revenue related to the Hollywood Video segment at the point of rental or sale to the customer. Additional fees on rentals are recognized when earned, net of allowances for doubtful amounts based on historical experience. The Company accrues for revenue sharing expenses at contractual rates at the point videocassettes are rented. Such expenses are included as cost of rental in the accompanying statement of operations. Revenue from the Reel.com segment for product sales, net of allowances and estimated returns, is recognized when the product is shipped to the customer.

Cost of Rental

Cost of rental includes revenue sharing expense and amortization of videocassettes.

Cash and Cash Equivalents

The Company considers highly liquid investment instruments, with an original maturity of three months or less, to be cash equivalents.

Inventories

Merchandise inventories, consisting primarily of prerecorded videocassettes, concessions, and other accessories held for resale, are stated at the lower of cost or market. Cost of sales is determined using an average costing method. Rental inventory, which includes VHS videocassettes, DVDs and video games is stated at cost and amortized over its estimated useful life to a specified salvage value. See Notes 4 and 5 for a discussion of the amortization policy applied to rental inventory.

Property, Equipment, Depreciation and Amortization

Property is stated at cost and is depreciated on the straight-line method for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to ten years. Leasehold improvements are amortized primarily over ten years, which generally approximates the term of the lease.

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

In 1998, the Company adopted Statement of Position 98-1 ("SOP 98-1"), which defines the types of costs that may be capitalized for internally developed computer software. Accordingly, the Company capitalized $.3 million and $1.5 million in 1999 and 1998, respectively. The Company did not incur costs in 2000 that meet the capitalization requirements.

Long-lived Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), the Company reviews for impairment of long-lived assets, and goodwill related to those assets, to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports for indicators of impairment of individual stores. The Company considers a trend of unsatisfactory operating results that are not in line with management's expectations to be its primary indicator of potential impairment. For purposes of Statement 121, assets are evaluated for impairment at the store level, which management believes is the lowest level for which there are identifiable cash flows. The Company deems a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount of the store exceeds its fair value. Fair value is estimated using a discounted future cash flow valuation technique similar to that used by management in making a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. See Note 8 for estimated impairments at December 31, 2000.

Treasury Stock

In accordance with Oregon law, shares are automatically retired and classified as available for issuance upon the repurchase of common stock.

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred Rent

Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", the Company has disclosed the fair value, related carrying value and method for determining the fair value for the following financial instruments in the accompanying notes as referenced: cash and cash equivalents (see Note 1), accounts receivable (see Note 2), and long-term obligations (see
Note 16).

Comprehensive Income

Comprehensive income (loss) is equal to net income (loss) for all periods presented.

Advertising

The Company receives cooperative reimbursements from vendors as eligible expenditures occur relative to the promotion of rental and sales product. Advertising costs, net of these reimbursements, are expensed as incurred. Advertising expense was $25.6 million, $1.2 million and $6.7 for 2000, 1999 and 1998, respectively.

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


2.   ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2000 and 1999 consists of:

                                         ----------------------
                                            2000         1999
                                         ----------   ---------
                                              (in thousands)
      Construction receivables           $    1,266   $   8,274
      Additional rental fees                 17,425      15,218
      Marketing allowances                    4,365       8,863
      Other                                     774      10,324
                                         ----------   ---------
                                         $   23,830   $  42,679
                                         ==========   =========

The carrying amount of accounts receivable approximates fair value because of the short maturity of those receivables.


3.   RENTAL INVENTORY

Rental inventory as of December 31, 2000 and 1999 consists of (in thousands):

                                   -------------------------
                                       2000           1999
                                   ----------     ----------
   Rental inventory                $  604,715     $  571,460
   Less accumulated amortization     (436,253)      (231,548)
                                   ----------     ----------
                                   $  168,462     $  339,912
                                   ==========     ==========

Amortization expense related to rental inventory was $341 million, $107.6 million and $135.2 million in 2000, 1999 and 1998, respectively, and is included in cost of rental. Amortization in the current year includes a $164.3 million charge for changes in estimated useful lives and salvage values of various types of rental product (see Note 4). As rental inventory is transferred to merchandise inventory and sold (previously viewed product), the applicable cost and accumulated amortization are eliminated from the accounts, determined on a first-in-first-out ("FIFO") basis applied in the aggregate to monthly purchases.


4.   AMORTIZATION POLICY AND CHANGES IN ESTIMATE

During the fourth quarter of 2000, the Company made the following key observations leading management to change estimates regarding rental inventory lives and residual values.

- Growth in DVD rental revenue exceeded the Company's original estimates and has negatively impacted revenue from VHS product.

- In December 2000, rental revenue from DVD product surpassed rental revenue from catalog VHS product.

- The average sales price of previously viewed VHS movies in fourth quarter of 2000 declined by 24% compared to the third quarter of 2000.

- The decline in new store openings has caused a build-up of VHS and game inventory in the Company's warehouse.

Based on the observations noted above, and revised internal estimates on the growth of DVD rental revenue, the Company's amortization policy with revised estimates compared to previous estimates is as follows:

- All catalog VHS product, regardless of the method of acquisition, is amortized straight-line with an estimated useful life of one year compared to the previous estimate of five years, and an estimated residual value of $2 compared to the previous estimate of $6.

- For new release tapes acquired under revenue sharing, the studios share of rental revenue is expensed net of an average value established in rental inventory, prior to amortization, of $3 compared to the previous estimate of $4. Tapes that remain in the Company's catalog selection are amortized to $2 in one year.

- New release VHS tapes acquired under methods other than revenue sharing are amortized to an average value of approximately $4 in the first four months compared to the previous estimate of $8. Tapes that remain in the Company's catalog selection are amortized to $2 in one year.

- DVD rental inventory is amortized on an accelerated basis to an average value of approximately $7 in the first four months. DVDs that remain in the Company's catalog selection are amortized to $6 in 60 months. Prior to the change in estimate, all purchases of DVD rental inventory were amortized straight-line to a residual value of $6 in 60 months.

- Game rental inventory is amortized on an accelerated basis to an average value of approximately $14 in the first four months. Games that remain in the Company's catalog selection are amortized to $5 in 24 months. Prior to the change in estimate, Game rental inventory was amortized on an accelerated basis to an average value of approximately $14.50 in the first twelve months and the catalog residual value was $8.

The Company adopted these changes in estimate prospectively on October 1, 2000. The change resulted in a $164.3 million increase to amortization expense in the fourth quarter of 2000 and is classified as cost of rental on the consolidated statement of operations.


5.   CHANGE IN AMORTIZATION METHOD FOR RENTAL INVENTORY

Effective October 1, 1998, Hollywood Video adopted a new method of amortizing videocassette rental inventory. During the fourth quarter of 1998, Hollywood Video acquired a majority of new video releases under revenue sharing arrangements with major studios. Revenue sharing allows the Company to acquire videocassettes at a lower product cost than the traditional buying arrangements, with a percentage of the net rental revenues shared with the studios over a contractually determined period of time. The increased copy depth under revenue sharing arrangements satisfies the initial consumer demand for new releases over a shorter period of time. As the new business model results in a significantly greater proportion of rental revenue received over a shorter period of time, the Company changed its method of amortizing rental inventory in order to better match expenses with the related revenues.

The policy prior to October 1, 1998 was a follows:

- Non-revenue sharing new release videocassettes were amortized on an accelerated basis over 4 months to an average net book value of $15 and then on a straight-line basis to their estimated salvage value of $6 over the next 32 months.

- Base stock videocassettes and video games were amortized on a straight-line basis to an estimated salvage value of $6 over 36 months.

The new method of amortization was applied to rental inventory held as of October 1, 1998. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle, and accordingly the Company recorded a pre-tax charge of $99.9 million, or $1.53 per diluted share, in the fourth quarter of 1998. The calculation of the change in operating expense attributable to videocassettes for periods prior to October 1, 1998 would not be meaningful because the new business model involving revenue sharing arrangements had not been implemented. The change in estimate, effective October 1, 1998 decreased net loss by $1.0 million, or $.03 per diluted share net of tax in the fourth quarter of 1998.


6.   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2000 and 1999 consists of:

                                           ---------------------
                                              2000        1999
                                           ---------  ----------
                                              (in thousands)
        Fixtures and equipment             $ 156,960   $ 146,318
        Leasehold improvements               352,245     327,838
        Equipment under capital lease         19,578      16,058
        Leasehold improvements under
         capital lease                        44,279      35,258
                                           ---------  ----------
                                             573,062     525,472
        Less accumulated depreciation
         and amortization                   (249,396)   (143,127)
                                           ---------  ----------
                                           $ 323,666   $ 382,345
                                           =========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $16.4 million and $8.0 million at December 31, 2000 and 1999, respectively.


7.  STORE CLOSURE RESTRUCTURING

In December 2000, the Company approved a restructuring plan involving the closure and disposition of 43 stores that were not operating to management's
expectations (the "Restructuring Plan").   In accordance with the Restructuring
Plan, these stores will be closed in the year 2001. The Company has recognized a charge of $16.9 million, including an $8.0 million write down of property and equipment, a $1.5 million write down of goodwill and an accrual for store closing costs of $7.4 million. The established reserve for cash expenditures is for lease termination fees and other store closure costs. The Company anticipates paying all accrued store closure costs in 2001.

The Company plans to liquidate all inventories through store closing sales; any
remaining product will be used in other stores.   The Company anticipates
inventory liquidations and asset disposals will be completed in 2001.

Revenue during the years ended December 31, 2000, 1999 and 1998 for the stores included in the Restructuring Plan was approximately $15.5 million, $13.4 million and $9.1 million, respectively. Operating results (defined as income or loss before interest expense and income taxes) during the years ended December 31, 2000, 1999 and 1998 for the stores included in the Restructuring Plan were approximately $1.8 million loss, $0.5 million loss and $15,684 income, respectively.


8.  IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 2000, the Company experienced negative same store sales for the first time in 21 quarters while major competitors experienced positive same store sales. With a strong slate of new release titles, the decline in same store sales was unexpected and triggered an impairment analysis in accordance with the Company's policy outlined in Note 1. The company identified a number of impaired stores and recorded a charge of $74.3 million. The non-cash charge included $44.3 million classified as operating and selling in the consolidated statement of operations that reduced the net carrying amount of property and equipment, and $30 million classified as amortization of intangibles that reduced the net carrying amount of goodwill. Property and equipment primarily consisted of leasehold improvements and fixtures that could not be used in other locations.


9.   GOODWILL

Goodwill as of December 31, 2000 and 1999 consists of:
                                --------------------
                                   2000       1999
                                ---------  ---------
                                  (in thousands)
     Goodwill                   $ 134,309  $ 236,445
     Less accumulated
       amortization               (64,693)   (90,941)
                                ---------  ---------
                                $  69,616  $ 145,504
                                =========  =========

Goodwill represents the excess of cost over fair value of net assets purchased and is being amortized on a straight-line basis over two or 20 years. Goodwill in connection with store acquisitions is amortized over 20 years. Goodwill from the Reel.com acquisition was amortized over two years prior to the discontinuation of e-commerce operations in June 2000. In the second quarter of 2000, the Company recorded a $69.3 million charge in connection with the restructuring of Reel.com, including $14.9 million of Goodwill (see Note 11). The Company assesses the recoverability of store acquisition intangibles by determining whether the amortization of the goodwill over the remaining lives can be recovered through projected future operating results on an undiscounted basis. During the fourth quarter of 2000, a plan was developed to close 43 stores, of which, 5 were acquired stores. The Company recorded a restructuring charge of $16.9 million, including $1.5 million of goodwill associated with the acquired stores (see Note 7). The Company also determined estimated future cash flows on several additional acquired stores were less than the net carrying amount of assets associated with each store (see Note 8). As required by FAS 121, the Company recorded an impairment charge of $74.3 million, including $30 million of goodwill.


10.   ACQUISITIONS

Reel.com

See Note 11 for a discussion of the discontinuation of Reel.com e-commerce operations on June 12, 2000.

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

The acquisition of Reel.com for approximately $96.9 million was accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of Reel.com's liabilities and include the operating results from the date of acquisition.

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
                                                    =========

The value of stock options issued was determined using the Black-Scholes stock option pricing model. Goodwill began amortizing in the fourth quarter of 1998 over the estimate useful life of 2 years.

The following unaudited pro forma information presents the results of the Company's operations assuming the Reel.com acquisition occurred at the beginning of each period presented (in thousands, except per share data):

                                       Year Ended
                                      December 31,
                                      -----------
                                          1998
                                      -----------
          Total revenue               $   773,812
          Net loss                        (97,306)
          Net loss per share:
             Basic                          (2.16)
             Diluted                        (2.16)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Reel.com acquisition been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

Store Acquisitions

Store growth in 2000 did not include any acquired stores.

During 1999, the Company acquired the operations and assets of 49 video superstores for an aggregate purchase price of $17.4 million. The acquisitions were accounted for under the purchase method of accounting. Approximately $14.6 million was allocated to Goodwill and is being amortized over the estimated useful life of 20 years. The results of operations for these acquisitions do not have a material effect on the consolidated operating results and therefore are not included in the pro forma data presented.

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


11. REEL.COM DISCONTINUED E-COMMERCE OPERATIONS

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

The Company plans to maintain the web-site as a content-only site to minimize any negative effect the Reel.com shutdown may have on existing Hollywood Video store customers for a period of time not expected to exceed twelve months from the e-commerce shutdown. During this time, point of purchase materials promoting Reel.com as an e-commerce destination will need to be removed from the stores. To offset the costs of maintaining the web-site during this period, the Company entered into a short-term agreement with Buy.com to direct Reel.com visitors to Buy.com to make purchases. Revenues associated with the Buy.com agreement and the expenses of maintaining the web-site have been recognized as earned and incurred, respectively.

As a result of the discontinuation of e-commerce operations, the Company recorded a total charge of $69.3 million in the second quarter of 2000, of which $48.5 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales. In the fourth quarter of 2000, the charge was reduced by $1.6 million to $46.9 million because the Company was able to negotiate termination of certain obligations and lease commitments more favorably than originally anticipated.

The restructuring charge line item includes $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $25.7 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $19.9 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of December 31, 2000, the Company had paid $3.9 million of the accrued amounts and anticipates paying the remaining $21.8 million in 2001.

The Company used some of the equipment from Reel.com at the new distribution center in Nashville, Tennessee, and at its corporate offices in Wilsonville, Oregon. Equipment not utilized by the Company was sold. Proceeds of $250,000 were received in the third quarter of 2000.

Charged to cost of goods sold was the write down of Reel.com inventory, primarily DVD's, to net realizable value. This represents excess product for the Hollywood Video segment. The Company liquidated over 85% of this inventory as of the end of 2000 and plans to liquidate the remaining amount by the end of the second quarter of 2001.


12.   OPERATING LEASES

The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required costs, incurred during 2000, 1999, and 1998 was $243.9 million, $201.6 million and $154.8 million, respectively.

At December 31, 2000, the future minimum annual rental commitments under non-cancelable operating leases were as follows:


               ------------------------------
                                   Operating
               Year Ending          Leases
               December 31,     (in thousands)
               ------------------------------
               2001                $214,985
               2002                 211,392
               2003                 209,235
               2004                 203,973
               2005                 194,017
               Thereafter           706,341


13. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2000 and 1999 consist of:

                                         ----------------------
                                            2000         1999
                                         ----------   ---------
                                              (in thousands)

      Payroll and benefits                   19,431      13,071
      Property taxes and common
       area maintenance                      16,340      12,476
      Gift certificates and coupons           6,226       2,256
      Marketing                              14,409         451
      Rentrak litigation settlement               -      21,429
      Store closures and lease
       terminations                          17,071           -
      Reel.com restructuring                 21,455           -
      Other operating and general
       administration                        19,701      14,883
                                         ----------   ---------
                                         $  114,633   $  64,566
                                         ==========   =========


14.   EMPLOYEE BENEFIT PLANS

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

Beginning January 1, 1998, the Company added a 401(k) plan in which eligible employees may elect to contribute up to 15% of their earnings. Eligible employees are at least 21 years of age, have completed at least one year of service and work at least 1,000 hours in a year. The Company increased the maximum contribution to 20% in July 1999 and began matching 25% of the employees first 6% of contributions in January 2000. There were no matching contributions in 1999 or 1998.

Beginning in April 2000, the Company offered a deferred compensation plan to certain key employees designated by the Company. The plan allows for the deferral and investment of current compensation on a pre-tax basis.


15.   RELATED PARTY TRANSACTIONS

On May 8, 2000, the Board of Directors approved a long-term compensation package for the Company's Chief Executive Officer, which included a $15 million loan. The five year loan bears interest at an annual rate equal to the greater of ten percent or the minimum rate required under the Internal Revenue Code and regulations for loans to affiliated persons, and is due in five annual installments of $3 million beginning on June 1, 2001. In December 2000, the Board of Directors determined that the loan was not collectible and directed the Company to write off the loan.


16.  LONG-TERM OBLIGATIONS AND LIQUIDITY

The Company had the following long-term obligations as of December 31, 2000 and 1999 (in thousands).

                                                      December 31,
                                              -----------    ----------
                                                 2000            1999
                                              -----------    ----------
Senior subordinated notes (1)                    $250,000    $  250,000
Borrowings under revolving credit facility        245,000       240,000
Obligations under capital leases                   41,396        43,886
Other                                                   5            20
                                              -----------    ----------
                                                  536,401       533,906
Current portions:
   Credit facility (2)                            245,000             -
   Capital leases                                  16,164        14,493
                                              -----------    ----------
                                                  261,164        14,493
Total long-term obligations                   -----------    ----------
   net of current portion                     $   275,237    $  519,413
                                              ===========    ==========

(1) Coupon payments at 10.625% are due semi-annually in February and August of each year

(2) Includes $112.5 million that matures in 2002 reclassified as current portion due to covenant violations that have not been waived beyond May 5, 2001 as discussed below.

At December 31, 2000, maturities on long-term obligations for the next five years were as follows (in thousands):


                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2001                 $       -    $  132,500(3) $  16,164  $  148,664
2002                         -       112,500       14,648     127,148
2003                         -             -       10,589      10,589
2004                   250,000             -            -     250,000
2005                         -             -            -           -
Thereafter                   -             -            -           -
                   -----------    ----------    ---------   ---------
                    $  250,000    $  245,000    $  41,401   $ 536,401
                   -----------    ----------    ---------   ---------

(3) Does not include $112.5 million that matures in 2002 reclassified as current portion due to covenant violations that have not been waived beyond May 5, 2001 as noted above and discussed below.

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

The Notes are redeemable, at the option of the Company, after August 14, 2001 at rates starting at 105.313% of principal amount reduced annually through August 15, 2004, at which time they become redeemable at 100% of the principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company, the incurrence of additional indebtedness by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of principal amount thereof.

The Company is limited in the amount of cash dividends that it can pay and the amount of common stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the Notes.

In September 1997, the Company entered into a senior revolving credit agreement that provided the availability of up to $300 million in aggregate extension of credit. Revolving credit loans under the credit agreement bear interest, at the Company's option, at an applicable margin over the bank's base rate loan of the IBOR rate. The applicable margin is based upon the ratio of consolidated indebtedness to consolidated adjusted EBITDA, as defined below. The credit agreement also provides for a commitment fee of 1/2% of any unused portion of the credit agreement. Among other restrictions, the credit agreement contains financial covenants relating to specified levels of indebtedness to adjusted net cash EBITDA. Adjusted net cash EBITDA is defined as income from operations before depreciation and amortization plus non-cash expenses that reduced EBITDA, less the cost of acquiring new release videocassettes, game inventory and new store rental inventory which is capitalized. Other ratios and restrictions include: adjusted net cash EBITDA less cash taxes paid compared to interest expense; adjusted net cash EBITDA less cash taxes paid plus rent expense compared to interest expense plus rent expense; maintenance of average store contribution levels; and the maintenance of minimum tangible net worth. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company.

The Company began the year growing at the average rate of one store per day, as well as funding significant cash losses at Reel.com. In order to meet the funding needs to continue at this growth rate, the Company's $300 million credit facility needed to be expanded or refinanced. During early 2000, the Company attempted to refinance this facility. In March 2000 the Company received an underwritten commitment from a group of banks for a new $375 million credit facility but syndication of this new facility failed in May 2000. Without the availability of new funding, the Company was faced with the need to begin reducing the outstanding principal amount of its $300 million credit facility starting with $37.5 million on December 5, 2000 and continuing to reduce by $37.5 million each quarter thereafter.

The Company has increased its focus on maximizing cash generation and return on invested capital. After being a net user of cash since inception as a result of rapid store growth, the Company became a net generator of cash in the fourth quarter of 2000. The Company believes that by closing Reel.com's e-commerce operation, and almost stopping new store growth, it has substantially reduced the ongoing uses of cash from that of early 2000. Because of the large base of stores, cash from operations is expected to be large enough in 2001 and beyond to pay interest, cash taxes and all growth and maintenance capital expenditures, and have significant cash remaining to reduce the debt balance.

The balance on the revolving credit facility began the year at $240 million, reached a maximum of $300 million at September 30, and was reduced to a balance of $245 million at December 31, 2000 leaving the Company $17.5 million under the maximum availability of $262.5 million. Because it is doubtful the Company will be able to meet the scheduled 2001 facility amortization of $150 million, the Company has been negotiating a restructured amortization with its lenders. On March 6, 2001, the Company made a $6 million amortization payment and its lenders agreed to defer $31.5 million of the $37.5 million total due on that date and work toward a permanent change in the amortization schedule to better match debt pay-down with the current business plan. This change is scheduled to be completed by May 5, 2001. However, this change requires the affirmative vote of 100% of the approximately 20 lenders involved with the credit facility. There can be no assurances that the Company will be successful in its negotiations. As a result of this, in addition to the fact that the Company has had net losses in 2000, 1999, and 1998 and at December 31, 2000 has a shareholders deficit of $222.4 million, the Company's independent accountants have included a going concern paragraph in their report dated March 21, 2001, except as to Note 25 which is dated March 29, 2001, on these consolidated financial statements. Adjustments relating to the realization of assets and classification of the liabilities that might be necessary if the Company is unable to continue as a going concern have not been made.

As of December 31, 2000, the Company was in violation of covenants contained within the credit facility. The Company was able to obtain the appropriate waiver for the violations. However, this waiver expires May 5, 2001. Because the waiver does not extend beyond May 5, 2001, in accordance with FAS 78, Classification of Obligations That Are Callable by the Creditor, the Company has reclassified $112.5 million of the credit facility that matures in 2002 to current liabilities on the consolidated balance sheet as of December 31, 2000.

As of December 31, 2000, the fair value of the Notes was $101.3 million. The fair value of the Notes was based on quoted market prices as of December 31, 2000. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of December 31, 2000.

As of December 31, 2000, the Company had $2.3 million of outstanding letters of credit.


17.  INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2000, 1999 and 1998 consists of:


                                      ------------------------------
                                          2000      1999      1998
                                      ----------  --------  --------
                                              (in thousands)
        Current:
         Federal                       $  3,396      2,802  $      -
         State                            2,391      1,064       983
                                      ---------   --------  --------
         Total current provision          5,787      3,866       983

        Deferred:
         Federal                         22,523     (2,450)  (17,281)
         State                            3,282        452    (2,903)
                                      ---------   --------  --------
         Total deferred liability
           (benefit)                     25,805     (1,998)  (20,184)
                                      ---------   --------  --------
         Total provision (benefit)     $ 31,592    $ 1,868  $(19,201)
                                      =========   ========  ========

The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. These taxes are included in the current provision for state and local income taxes. Certain acquisitions in 1995 and the Reel.com acquisition in 1998 yielded non-deductible goodwill which is reflected in the tax rate reconciliation below. The tax impact of purchase accounting adjustments is reflected in deferred taxes. A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows:

                                               --------------------------
                                                 2000      1999     1998
                                               --------  -------  -------
       Statutory federal rate
        (benefit)                               (34.0%)   (34.0%)  (34.0%)
       State income taxes, net of
        federal income tax benefit               (3.5)      2.1     (1.8)
       Amortization of non-deductible
        goodwill                                  2.6      35.7      6.9
 	 Increase in valuation allowance           41.3         -        -
       Other, net                                (0.1)      0.1      1.3
                                               -------   -------  -------
                                                  6.3%      3.9%   (27.6%)
                                               =======   =======  =======

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                ---------------------
                                                    2000       1999
                                                ----------   --------
        Deferred tax assets:
          Tax loss carryforward                  $ 122,702   $ 29,428
          Deferred rent                              7,775      7,037
          Financial leases                           8,161      5,903
          Accrued liabilities and reserves          18,790      2,537
          Tax credit carryforward                    3,456      4,031
          Restructure charge                        13,735          -
          Accrued legal settlement                     522      9,835
          Inventory valuation                       59,358          -
          Amortization deductible for financial
           statement purposes                       14,237          -
          Other                                          -         25
                                                ----------   --------
          Total deferred tax assets                248,736     58,796
          Valuation allowance                     (211,247)    (6,105)
                                                ----------   --------
          Net deferred tax assets                   37,489     52,691
                                                ----------   --------
        Deferred tax liabilities:
          Depreciation and amortization            (32,843)   (22,894)
          Capitalized leases                        (4,646)    (3,745)
          Deferred expenses                              -       (247)
                                                ----------   --------
          Total deferred tax liabilities           (37,489)   (26,886)
                                                ----------   --------
        Net deferred tax asset (liability)       $       -   $ 25,805
                                                ==========   ========

The valuation allowance of $211.2 million as of December 31, 2000 represents a provision for the uncertainty as to the realization of deferred tax assets, including temporary differences and net operating loss carryforwards. Management believes that based on the losses incurred for the years ended December 31, 2000 and 1999, and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets, and thus a full valuation allowance has been recorded at December 31, 2000. As of December 31, 2000, the Company had approximately $336.4 million of net operating loss carryforwards available to reduce future income taxes. The carryforward periods expire in years 2010 through 2020. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of $3.0 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date.

The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to shareholder equity.


18.  SHAREHOLDERS' EQUITY

Preferred Stock

At December 31, 2000 the Company is authorized to issue 19,500,000 shares of preferred stock in one or more series. The Board of Directors has authority over the designations, preferences, special rights, limitations or restrictions thereof as it may determine. The Company issued and sold a total of 2,380,263 shares of Series A Redeemable Preferred Stock in connection with the Reel.com acquisition. These shares were converted into Common Stock on a one for one basis upon shareholder approval on December 30, 1998.

Common Stock

On January 24, 2000, the Company issued to Rentrak Corporation 200,000 shares of common stock as part of a litigation settlement.

During 1998, the Company repurchased 850,000 Common Shares on the open market for $10.5 million.

In October 1998, the Company exchanged and sold a total of 8,362,800 shares of its Common Stock in connection with the acquisition of Reel.com as discussed in
Note 10. This amount includes the Preferred Shares converted to Common Stock discussed above.


19.   STOCK OPTION PLANS

In general, the Company's stock option plans provide for the granting of options to purchase Company shares at the market price of such shares as of the option grant date. The options generally have a nine year term and become exercisable on a pro rata basis over five years. The Company adopted stock option plans in 1993 and 1997 providing for the granting of non-qualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees up to an aggregate of 10,000,000 shares of common stock. The 1997 plan provides for the granting of nonqualified stock options to employees up to an aggregate of 2,000,000 shares of common stock. The Company granted non-qualified stock options pursuant to the 1993 and the 1997 Plans totaling 2,512,650, 2,804,925 and 5,347,269 in 2000, 1999 and 1998, respectively.

The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:

                                    -----------------------------
                                        2000    1999     1998
                                    -----------------------------
      Risk free interest rate          4.87%   6.33%     4.5%
      Expected dividend yield             0%      0%       0%
      Expected lives                  5 years  5 years  5 years
      Expected volatility                98%     85%      75%

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

Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during 2000, 1999 and 1998 (excluding the options assumed in connection with the Reel.com acquisition) was $5.32, $9.95, and $6.77 per option, respectively. Options issued in connection with the Reel.com acquisition totaled 958,568 and had an aggregate fair market value of $10.8 million at the closing date using the Black-Scholes option valuation model.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The value of options issued in connection with the Reel.com acquisition are excluded from the pro forma disclosure as the value of these options was part of the acquisition purchase price.

The Company's pro forma information is as follows:


                                             December 31,
                  ------------------------------------------------------------
                           2000                 1999                1998
                  --------------------  -------------------- ------------------
                                Pro                  Pro                Pro
                   Reported    Forma     Reported   Forma    Reported  Forma
                  ---------  ---------  ---------  --------- -------- --------
Net income
 (loss)           $(530,040) $(538,886) $(51,302)  $(57,665) $(50,464)$(53,583)
Earnings (loss)
 per Share:
  Basic              (11.48)    (11.68)    (1.13)     (1.26)   (1.30)   (1.38)
  Diluted            (11.48)    (11.68)    (1.13)     (1.26)   (1.30)   (1.38)


Due to the Company's loss in 2000, 1999 and 1998, a calculation of earnings per share assuming dilution is not required. In 2000, 1999 and 1998 dilutive securities consisting of options convertible into 5.4 million, 8.2 million and
7.5 million shares of common stock, respectively, were excluded from the form the reported and pro forma calculations due to the net loss in each year.

A summary of the Company's stock option activity and related information for 2000, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                    Weighted
                                                     Average
                                                    Exercise
                                           Shares     Price
                                          --------  --------
      Outstanding at December 31, 1997       5,138     12.09
        Granted (1)                          5,347      8.55
        Exercised                             (633)     7.39
        Cancelled                           (2,392)    13.79
                                          --------  --------
      Outstanding at December 31, 1998       7,460      9.40
        Granted                              2,805     14.05
        Exercised                             (889)     5.24
        Cancelled                           (1,189)     9.13
                                          --------  --------
      Outstanding as December 31, 1999       8,187     11.49
        Granted                              2,511      7.01
        Exercised                             (226)     3.52
        Cancelled                           (5,050)    11.81
                                          --------  --------
      Outstanding as December 31, 2000       5,422      9.45
                                          ========  ========

  (1) Includes 958,568 stock options issued in connection with the Reel.com acquisition. See Note 10.

A summary of options outstanding and exercisable at December 31, 2000 is as follows (in thousands, except per share amounts):


                  ------------------------------   -------------------
                        Options Outstanding        Options Exercisable
                  ------------------------------   -------------------
                            Weighted
                             Average    Weighted              Weighted
                           Remaining     Average               Average
   Range of                     Life    Exercise              Exercise
Exercise Prices   Options  (in years)      Price   Options       Price
---------------   -------  ---------    --------   -------    --------
$ 0.56 - $6.50       565        4.67    $   4.55       350    $   5.12
  6.84 - 9.25      2,524        7.29        7.41       491        8.07
  9.50 - 10.44       851        6.71        9.97       336        9.97
 10.50 - 15.00       961        6.68       12.32       371       12.23
 15.06 - 28.625      521        5.01       18.52       315       18.53
                  ------   ---------    --------   -------    --------
                   5,422        6.60    $   9.45     1,863    $  10.46
                  ======   =========    ========   =======    ========


In the first quarter of 2000, the Company granted stock options to approximately fifty key employees. The grants were for the same number of shares issued to these employees prior to January 1, 2000. In the third quarter of 2000, the Company canceled the stock options that were issued prior to January 1, 2000 for the fifty employees. The grant and cancellation of the same number of options for these employees resulted in variable accounting treatment for the related options for 850,000 shares of the Company's common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.


20.  EARNINGS PER SHARE

A reconciliation of the basic and diluted per share computations for 2000, 1999 and 1998 is as follows (in thousands, except per share data):


                                      ----------------------------------
                                                    2000
                                      ----------------------------------
                                                    Weighted      Per
                                         Income      Average     Share
                                         (Loss)      Shares      Amount
                                      ----------   ---------   ---------
Loss per common share                 $ (530,040)     46,151   $ (11.48)

Effect of dilutive securities:
 Stock options                                 -          -           -
                                      ----------   ---------   ---------
Loss per share assuming dilution      $ (530,040)     46,151   $ (11.48)
                                      ==========   =========   =========


                                      ----------------------------------
                                                       1999
                                      ----------------------------------
                                                    Weighted      Per
                                        Income       Average     Share
                                        (Loss)       Shares      Amount
                                      ----------   ---------   ---------
Loss before cumulative effect
 adjustment                           $  (49,858)     45,592   $   (1.09)
Cumulative effect of a change in
 accounting principle, net of tax         (1,444)          -       (0.04)
                                      ----------   ---------   ---------
Loss per common share                 $  (51,302)     45,592   $   (1.13)

Effect of dilutive securities:
 Stock options                                 -           -           -
                                      ----------   ---------   ---------
Loss per share assuming dilution      $  (51,302)     45,592   $   (1.13)
                                      ==========   =========   =========

                                      ----------------------------------
                                                      1998
                                      ----------------------------------
                                                    Weighted      Per
                                        Income       Average     Share
                                        (Loss)       Shares      Amount
                                      ----------   ---------   ---------
Loss per common share                 $  (50,464)     38,844   $   (1.30)

Effect of dilutive securities:
 Stock options                                 -           -          -
                                      ----------   ---------   ---------
Loss per share assuming dilution      $  (50,464)     38,844   $   (1.30)
                                      ==========   =========   =========

Due to the Company's loss in 2000, 1999 and 1998, a calculation of earnings per share assuming dilution is not required. In 2000, 1999 and 1998 dilutive securities consisting of options convertible into 5.4 million, 8.2 million and
7.5 million shares of common stock, respectively, were excluded from the calculation due to the net loss in each year.


21.  SPECIAL AND/OR UNUSUAL ITEMS

The Company incurred the following special and/or unusual charges in 2000, 1999 and 1998.

2000

On June 12, 2000, the Company announced that it would close down the e-commerce business at Reel.com. As a result, the Company recorded a total charge of $67.7 million, of which $46.9 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales (Note 11).

Effective October 1, 2000, the Company changed several estimates regarding useful lives and salvage values on various types of rental inventory. As a result, the Company recorded a charge of $164.3 million to cost of rental on the consolidated statement of operations (Note 4).

In the fourth quarter of 2000, the Company developed a plan to close a group of stores by the end of 2001. The assets associated with each identified store were removed from the books and estimated closing costs were accrued resulting in a $16.9 million charge (Note 7).

In accordance with FASB Statement No. 121, the Company recorded a $74.3 million charge to properly value long-lived assets at several stores (Note 8). The charge included $30 million of goodwill, classified as amortization of intangibles on the consolidated statement of operations, and $44.3 million of property and equipment, classified as operating and selling.

1999

The Company recorded at 23.1 million charge in connection with a legal settlement with Rentrak Corporation. On January 24, 2000, the Company and Rentrak Corporation reached a settlement of their dispute concerning revenue sharing videocassettes Rentrak had provided to the Company. The settlement agreement resolves all disputes between the companies and dismisses all claims against the Company. The settlement included $8.0 million in cash to cover outstanding invoices and consideration for business disruption to Rentrak; $6.0 million to cover Rentrak's legal fees and costs; and finally, the Company issued 200,000 shares of its common stock to Rentrak. Additionally, the Company also incurred $5.8 million in legal fees related to the lawsuit.

On November 1, 1999, the Company and Twentieth Century Fox Home Entertainment reached a settlement of their dispute. Fox had filed suit alleging fraud and interference with Fox's contract with Rentrak. The Company incurred $2.3 million in settlement and related legal costs.

1998

The Company recorded a $99.9 million charge related to the valuation of its rental inventory (Note 5). In addition, the Company wrote off $1.9 million related to purchased research and development costs associated with the Reel.com acquisition (Note 10).


22.  COMMITMENTS AND CONTINGENCIES

During 1999, the Company was named as a defendant in three complaints which have been coordinated into a single class action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt employees, which they claim are owed overtime payments in certain stores in California. The case is in the early stages of discovery. A class has not been certified. The Company believes it has provided adequate reserves in connection with this claim and intends to vigorously defend the action.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO against the Company and Reel.com, Inc. ("Reel"). 3PF and Reel entered into a Warehousing and Distribution Agreement on February 7, 2000. 3PF has alleged that Reel is in default under the Agreement, has failed to perform material obligations under the Agreement, and has failed to pay amounts due 3PF. 3PF seeks to recover approximately $4.8 million and consequential damages. The case is in the early stages of discovery. The Company believes it has provided adequate reserves in connection with this claim and intends to vigorously defend the action.

The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company has provided reserves for these matters in an amount such that, in the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.


23.  SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company adopted Statement No. 131 in 1998.

The Company identifies its segments based on management responsibility. The Company operated two segments during the first six months of the current year, the Hollywood Video segment, consisting of the Company's 1,818 retail stores located in 47 states, and the Reel.com segment, primarily an e-commerce company specializing in movies. During the current year second quarter, the Company announced the discontinuation of e-commerce operations at Reel.com. This resulted in a restructuring charge detailed in (Note 11). All assets of Reel.com were transferred to the Hollywood Video segment on June 12, 2000. The Company measures segment profit as operating profit, which is defined as income
(loss) before interest expense and income taxes. Information on segments and a reconciliation to operating income (loss) are as follows (in thousands):


                                 Year Ended December 31, 2000
                              -----------------------------------
                               Hollywood
                                 Video      Reel.com     Total
                              ----------  -----------  ----------
Revenues                      $1,269,957  $    26,280  $1,296,237
Tape amortization (1)            176,459          110     176,569
Other depreciation and
  Amortization (2)                77,102       23,492     100,594
Gross profit                     529,961      (18,974)    510,987
Operating income (loss)         (315,238)    (121,083)   (436,321)
Interest expense, net             57,861        4,266      62,127
Total assets                     665,114            -     665,114
Purchase of property and
  equipment, net                  76,121        1,518      77,639


                                 Year Ended December 31, 1999
                              -----------------------------------
                               Hollywood
                                 Video     Reel.com       Total
                              ----------  -----------  ----------
Revenues                      $1,054,879  $    41,962  $1,096,841
Tape amortization                107,127          450     107,577
Other depreciation and
  amortization                    64,078       51,187     115,265
Gross profit                     665,348       (2,387)    662,961
Operating income (loss)           96,025      (98,538)     (2,513)
Interest expense, net             41,042        4,435      45,477
Total assets                     983,887       69,404   1,053,291
Purchase of property and
  equipment, net                 108,804        3,454     112,258


                               Year Ended December 31, 1998
                              -----------------------------------
                               Hollywood
                                 Video      Reel.com      Total
                              ----------  -----------  ----------
Revenues                      $  756,658  $     7,250  $  763,908
Tape amortization                135,093          191     135,284
Other depreciation and
  amortization                    47,592       12,511      60,103
Gross profit                     404,210          121     404,331
Operating income (loss)          (14,527)     (21,924)    (36,451)
Interest expense, net             33,048          166      33,214
Total assets                     842,212       94,118     936,330
Purchase of property and
  equipment, net                 131,364          758     132,122

(1) Excludes the $164.3 million charge for amortization policy change in estimate (Note 4).

(2) Excludes the $74.3 million charge for the impairment of long-lived assets (Note 8).


24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows (in thousands, except per share data):

                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
                                ---------  ---------  ---------  ---------
 2000
 -------------------------
 Total revenue                  $ 335,322  $ 322,636  $ 306,532  $ 331,747
 Gross profit                     196,754    174,023    192,083    (51,873)
 Income (loss) from
  operations                        2,735    (70,074)    18,439   (387,421)
 Net income (loss)                (12,163)   (63,044)       716   (455,549)
 Net income (loss)
  per share:
     Basic                          (0.26)     (1.37)      0.02      (9.85)
     Diluted                        (0.26)     (1.37)      0.02      (9.85)

 1999
 ------------------------
 Total revenue
  As previously reported        $ 266,529  $ 250,368  $ 266,319
  Adjustments (1)                    (404)      (905)      (652)
                                ---------  ---------  ---------
  As adjusted                   $ 266,125  $ 249,463  $ 265,667  $ 315,586
                                =========  =========  =========  =========
 Gross profit:
  As previously reported        $ 166,581  $ 155,382  $ 165,177
  Adjustments (1)                    (371)    (1,002)      (873)
                                ---------  ---------  ---------
  As adjusted                   $ 166,210  $ 154,380  $ 164,304  $ 178,067
                                =========  =========  =========  =========
 Income from operations
  As previously reported        $  13,390  $   5,707  $   1,016
  Adjustments (1)                     204     (1,106)    (1,375)
                                ---------  ---------  ---------
  As adjusted                   $  13,594  $   4,601  $    (359) $ (20,349)
                                =========  =========  =========  =========
 Net income (loss)
  As previously reported        $  (4,221) $  (8,329) $ (11,622)
  Adjustments (1)                     204     (1,106)    (1,375)
                                ---------  ---------  ---------
  As adjusted                   $  (4,017) $  (9,435) $ (12,997) $ (24,853)
                                =========  =========  =========  =========
 Net income (loss) per
  share:
    Basic
     As previously reported     $   (0.09) $   (0.18) $   (0.25)
     Adjustments (1)                 0.00      (0.03)     (0.03)
                                ---------  ---------  ---------
     As adjusted                $   (0.09) $   (0.21) $   (0.28) $   (0.54)
                                =========  =========  =========  =========
 Net income (loss) per
  share:
    Diluted
     As previously reported     $   (0.09) $   (0.18) $   (0.25)
     Adjustments (1)                 0.00      (0.03)     (0.03)
                                ---------  ---------  ---------
     As adjusted                $   (0.09) $   (0.21) $   (0.28) $   (0.54)
                                =========  =========  =========  =========
 1998
 -------------------------
 Total revenue                  $ 169,952   $166,731  $ 184,072  $ 243,153
 Gross profit                     115,210    109,727    123,396     55,998
 Income (loss) from
  operations                       19,797     17,403     18,982    (92,633)
 Net income (loss)                  7,663      5,654      6,082    (69,863)
 Net income (loss)
  per share:
     Basic                           0.21       0.15       0.16      (1.56)
     Diluted                         0.21       0.15       0.16      (1.56)

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


25.   SUBSEQUENT EVENTS

On January 25, 2001, the Compensation Committee of the Board of Directors of the Company unanimously approved an employment agreement between the Company and Mark J. Wattles as President and Chief Executive Officer. Pursuant to the terms of the agreement, Mr. Wattles received a grant of 3 million shares of common stock on January 25, 2001. On the date of the grant, the shares had a market value of $3.27 million.

A special meeting of the Company's shareholders was held on March 29, 2001. The meeting was called to vote upon the adoption of the Company's 2001 Stock Incentive Plan (the "Plan"), which was approved by the Board of Directors effective January 25, 2001, and included the reservation of 9 million shares of Common Stock for issuance under the Plan. The proposal was approved by the shareholders. Pursuant to the Plan, options to purchase approximately 7.5 million shares of the Company's stock were granted to existing officers.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2001.

                    Hollywood Entertainment Corporation


                       By: /S/ DAVID G. MARTIN
                       ---------------------------
                            David G. Martin
                        Executive Vice President
                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2001.

Signatures            Title


MARK J. WATTLES
----------------
Mark J. Wattles       Chairman of the Board of Directors,
                      and Chief Executive Officer
                      (Principal Executive Officer)

DAVID G. MARTIN
---------------
David G. Martin       Executive Vice President
                      and Chief Financial Officer
                      (Principal Financial and Accounting Officer)

DONALD J. EKMAN
---------------
Donald J. Ekman       Director


WILLIAM P. ZEBE
---------------
William P. Zebe       Director


JAMES N. CUTLER JR.
-------------------
James N. Cutler Jr.   Director


DOUGLAS GLENDENNING
-------------------
Douglas Glendenning   Director







1

17