Form 10-K/A
period 2000-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2001-04-30
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC  20549

                                   FORM 10-K/A


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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ____

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

DOCUMENTS INCORPORATED BY REFERENCE:  None


PART III

Item 10.  Directors and Executive Officers of the Registrant

BIOGRAPHICAL INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

Name                          Age          Position
--------------------------    ---          -----------------------------------

Mark J. Wattles (1)           39           Chairman of the Board, Chief
                                           Executive Officer, and President

James N. Cutler, Jr.(2)(3)    49           Director

Donald J. Ekman (1)           48           Executive Vice President of Legal
                                           Affairs, Secretary, and Director

S. Douglas Glendenning (2)(3) 44           Director

William P. Zebe (1)(2)(3)     41           Director

David G. Martin               35           Executive Vice President and
                                           Chief Financial Officer

Scott R. Schultze             46           Executive Vice President and Chief
                                           Administration Officer

F. Bruce Giesbrecht           41           Executive Vice President of
                                           Business Development

Roger J. Osborne              48           Executive Vice President of
                                           Operations


(1)   Member of the Real Estate Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Compensation Committee.

   Mark J. Wattles founded the Company in June 1988 and has served as Chairman of the Board and Chief Executive Officer since that time and was the President of the Company until September 1997. Mr. Wattles has been an owner and operator in the video rental industry since 1985. He has been a participant and key speaker in several entertainment industry panels and conferences and currently serves as a member of the Video Software Dealers Association (VSDA) Board of Directors.

   James N. Cutler, Jr. became a director of the Company in October 2000. Mr. Cutler has been President and Chief Executive Officer of The Cutler Corporation, a holding company for various private businesses since 1980. Mr. Cutler also serves as an officer or a director of a number of private corporations including Rol-Away Truck Mfg. Co. and R & K Industrial Products.

   Donald J. Ekman became a director of the Company in July 1993, became Vice President and General Counsel in March 1994 and was appointed a Senior Vice President in May 1996. Mr. Ekman was a partner in Ekman & Bowersox from January 1992 until March 1994, and from August 1990 until December 1991 he practiced law with Foster Pepper & Shefelman.

   S. Douglas Glendenning became a director of the Company in December 2000. Mr. Glendenning is the owner of SDG Investments, a private holding company with investments in restaurants, real estate, lending and publicly traded securities. Mr. Glendenning served as a Director, Chief Operating Officer and President of Lone Star Steakhouse & Saloon Inc. from January 1991 until April 1996. From 1980 until 1991, Mr. Glendenning served in various capacities at Coulter Enterprises, Inc., a large Pizza Hut franchisee. The majority of his tenure there was as Senior Vice President of Operations.

   William P. Zebe became a director of the Company in July 1998. Mr. Zebe is the President and principal shareholder of Bardo Equities LLC, a real estate development company. Mr. Zebe joined the Company as National Vice President of Real Estate in May 1994 and served as Senior Vice President of Development from January 1996 to June 1998. Mr. Zebe previously worked from June 1993 to April 1994 as the Real Estate Manager for the Western Zone for Blockbuster Video, Blockbuster Music and Blockbuster franchisee-owned Discovery Zone. From 1992 to May 1993 Mr. Zebe was a Real Estate Representative for Blockbuster.

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

   Scott R. Schultze became Chief Administrative Officer of the Company in July 2000. From 1988 until Mr. Schultze joined the Company, he served as Executive Vice President and Chief Financial Officer for The Limited Stores, a division of the Limited Inc. From 1986 to 1988, Mr. Schultze held the position of Vice President/Controller for The May Company California and from 1977 to 1986, he held numerous positions at Meier and Frank, a division of May Company, his last assignment being Vice President of Finance.

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



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of the Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by the Company and on written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors have been complied with, except that Roger G. Osborne filed an Initial Statement of Beneficial Ownership of Securities late.


Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth information as to the compensation paid or accrued in the last three years to the Chief Executive Officer, each of the four other most highly compensated executive officers for the year ended December 31, 2000 and two departed executive officers of the Company.

                                                                   Securities
                                          Annual                   Underlying
Name and Principal Position     Year      Salary        Bonus       Options
----------------------------  --------  ----------   -----------   ----------
Mark J. Wattles               1998(1)   $ 27,592.00                  500,000
  Chairman of the Board and   1999(2)   $      0.00                  500,000
  Chief Executive Officer     2000(3)   $433,237.00                        0

Jeffrey B. Yapp(4)            1998(5)   $514,583.00                  527,500
  President and Chief         1999(6)   $614,751.00                  175,000
  Operating Officer           2000      $570,652.80  $500,587.62     175,000

Mark A. Perkins(7)            1998      $153,643.56  $ 38,050.41      36,000
  Senior Vice President       1999      $187,025.81  $ 88,338.42           0
  of Development              2000      $250,000.08  $ 88,044.63      12,000

Eric O. English               1999(8)   $ 63,717.93                        0
  Senior Vice President,      2000      $217,708.31  $ 84,033.42      60,000
  General Counsel and
  Secretary

F. Bruce Giesbrecht           1998      $211,014.28  $  8,354.72      60,000
  Executive Vice President    1999      $185,672.22  $ 94,833.42           0
  of Business Development     2000      $236,249.92  $103,742.20     132,000

David G. Martin               1999(9)   $294,438.00                  200,000
  Chief Financial Officer     2000(10)  $400,000.08  $ 16,246.95     200,000

J. Patrick O'Malley           1998      $152,102.77  $ 50,000.00      20,000
  Senior Vice President       1999      $200,920.10  $ 69,300.00           0
  of Information Systems      2000      $251,929.83  $ 78,333.42           0


(1) Annual salary excludes a loan from the Company received by Mr. Wattles on September 11, 1998 in the amount of $2 million, which was repaid in full to the Company on December 7, 1998 together with interest in the amount of $36,809.
(2) Annual salary excludes loans from the Company during 1999 to Mr. Wattles in the amount of $2,325,000.
(3) Annual salary excludes a loan from the Company in the amount of $15,000,000 that was subsequently written off by the Company. See
     "Employment Arrangements" for more information.
(4) Annual salary excludes a loan from the Company to Mr. Yapp in connection with his relocation in the amount of $500,000. The loan is non-interest bearing pursuant to provisions of Internal Revenue Code Regulation
      Section 1.7872-5T. Annual salary also excludes moving and relocation expenses in the amount of $53,924 for Mr. Yapp.
(5) Annual salary excludes a loan from the Company to Mr. Yapp in connection with his relocation in the amount of $375,000. The loan is non-interest bearing pursuant to provisions of Internal Revenue Code Regulation
      Section 1.7872-5T. Annual salary also excludes moving and relocation expenses in the amount of $113,422 for Mr. Yapp.
(6) Annual salary excludes loans from the Company during 1999 to Mr. Yapp in the amount of $143,833.
(7) Mr. Perkins' employment with the Company ended effective September 20, 2000. All of his options have expired. For more information, see
     "Employment Arrangements."
(8)   Mr. English joined the Company in 1999.
(9)   Mr. Martin joined the Company in 1999.
(10) Annual salary excludes $113,037.40 in relocation expenses paid by the Company.

Employment Arrangements

   Effective February 3, 2001, the Board of Directors adopted a Change of Control Plan for Senior Management. Under this plan, upon a change in control of the Company, the rights to exercise fifty percent of the unexercisable stock options held by Senior Vice Presidents and all of the unexercisable stock options held by Executive Vice Presidents, the President and the Chief Executive Officer will vest. In addition, all outstanding Company loans to Executive Vice Presidents, the President and the Chief Executive Officer will be forgiven at that time. If the employment of any Senior Vice President or Executive Vice President, the President or Chief Executive Officer is terminated for any reason except for cause or if one of these officers quits for a good reason (including a relocation greater than 25 miles, a reduction in salary, or a substantial change in the nature or status of the officer's responsibilities) within two years after the change in control, that officer will receive two years of base pay together with bonus and medical premiums as severance payments.

   Jeffrey Yapp resigned from his position as the Company's President and Chief Operating Officer effective October 24, 2000. In connection with his resignation, Mr. Yapp and the Company entered into a Separation and Severance Agreement. Under this agreement, the Company agreed to continue to pay Mr. Yapp's salary and to provide health insurance coverage for six to eighteen months from the effective date of his resignation, depending upon whether he obtains new employment. Mr. Yapp retains an option to purchase 25,000 shares of the Company's Common Stock, subject to the conditions described below, while all of his other stock options were cancelled as of October 24, 2000. Mr. Yapp has until November 1, 2001 to exercise the option for 25,000 shares at an exercise price of $6.6875 per share. Proceeds from the exercise of the option to purchase the underlying Common Stock and subsequent sale of those shares will be paid for tax withholdings and other tax payments first and then to the payment of loans from the Company. Mr. Yapp will receive any remaining amount. If the proceeds from the sales of the stock underlying Mr. Yapp's options are insufficient to repay the loans or the options are not exercised prior to their expiration on November 1, 2001, the outstanding loans payable to the Company, which at October 24, 2000 had an outstanding principal balance of $920,000 plus accrued interest, will be forgiven in their entirety.

   Effective January 25, 2001, the Compensation Committee of the Board of Directors unanimously approved a three-year employment agreement between the Company and Mark J. Wattles. In exchange for serving as the Chief Executive Officer and President of the Company, Mr. Wattles will receive an annual salary of $975,000, a one-time grant of 3 million shares of Common Stock under the Company's 1993 Stock Incentive Plan and an option to acquire 3 million shares of the Company's Common Stock under the 2001 Stock Incentive Plan.

   Mark A. Perkins' employment as the Company's Senior Vice President of Development ended effective September 20, 2000. Mr. Perkins will receive severance payments equal to his salary for a period of 6 months after his employment has ended.

   In May 2000, the Board of Directors approved a five-year $15 million loan to Mr. Wattles (with a secondary security interest in the Company's Common Stock that he owned), which bore interest at an annual rate equal to the greater of ten percent or the minimum rate required under the Internal Revenue Code and regulations to avoid imputed interest on loans to affiliated persons. In December 2000, the Board of Directors determined that the loan was uncollectable and directed the Company to write off the loan.

Directors' Compensation

   Directors who are not officers have each received options to purchase 90,000 shares of the Company's Common Stock plus reimbursement for reasonable expenses incurred in attending meetings for serving on the Board of Directors. The options become exercisable for 50% of the shares on each of May 1, 2001 and May 1, 2002.

Stock Option Grants in Last Fiscal Year

   The following tables provide information regarding all stock options granted in 2000 to the executive officers named in the Summary Compensation Table:


                                      Individual Grants
                    ------------------------------------------------------
                                     Percent of
                       Numbers        Options
                      of Shares      Granted to   Exercise
                     Underlying      Employees      Price
                      Options        in Fiscal    per Share     Expiration
Name                Granted(#)(1)       Year      ($/share)        Date
-----------------   -------------     --------    ----------    ----------

Mark J. Wattles                 0            0        N/A           N/A

Jeffrey B. Yapp(3)        175,000         6.97     $6.6875       03/17/09

Mark A. Perkins(4)         12,000         0.48     $6.6875       03/17/09

Eric O. English            60,000         2.39     $6.6875       03/17/09

F. Bruce Giesbrecht       115,000         4.58     $6.6875       03/17/09
                           17,000         0.68     $6.6875       06/14/09

David G. Martin           200,000         7.96     $6.6875       03/17/09

J. Patrick O'Malley             0            0         N/A            N/A


                                    Potential Realizable Value at
                                 Assumed Annual Rates of Stock Price
                                   Appreciation for Option Term (2)
                                 ------------------------------------
                                        5%                   10%
                                 --------------       ---------------

Mark J. Wattles                  $        0.00        $          0.00

Jeffrey B. Yapp(3)               $   645,226.30       $  1,589,223.16

Mark A. Perkins(4)               $    44,244.09       $    108,975.30

Eric O. English                  $   221,220.45       $    544,876.51

F. Bruce Giesbrecht              $   424,005.86       $  1,044,346.65
                                 $    62,679.13       $    154,381.68

David G. Martin                  $   737,401.49       $  1,816,255.04

J. Patrick O'Malley              $         0.00       $          0.00


(1) The options for all of the named officers except Yapp become exercisable ratably over a period of five years on each anniversary of the grant date.
(2) In accordance with rules of the Securities and Exchange Commission, these amounts are the hypothetical gains or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price appreciation of 5 percent and 10 percent from the date the options were granted over the full option term.
(3) Mr. Yapp resigned from his positions as President and Chief Operating Officer effective October 24, 2000. Pursuant to the terms of the Separation and Severance Agreement, dated as of October 24, 2000,
      Mr. Yapp retains the right to exercise options to purchase 25,000 shares at an exercise price of $6.6875 per share until November 1, 2001. All other options held by Mr. Yapp, were forfeited effective October 24, 2000. For more information, see "Employment Arrangements."
(4)   Mr. Perkins' employment with the Company ended effective
      September 20, 2000. All of his options have expired. For more information, see "Employment Arrangements."


Aggregated Option Exercises in 2000 and December 31, 2000 Option Values

The following table indicates for all executive officers named in the
Summary Compensation Table (i) stock options exercised during 2000, including the value realized on the date of exercise, (ii) the number of shares subject to exercisable and unexercisable stock options as of December 31, 2000, and
(iii) the value of "in-the-money" options, which represents the positive spread between the exercise price of existing stock options and the year-end price of the Common Stock:
                                           Number of
                                      Shares Underlying         Value of
                                          Unexercised          Unexercised
                Number of                   Options        In-the-Money Options
                 Shares	                at Fiscal Year End   at Fiscal Year End
               Acquired        Value      (Exercisable/         (Exercisable/
              on Exercise(#) Realized($)  Unexercisable)   Unexercisable)($)(1)
              -------------  ----------  ----------------  --------------------
Mark J. Wattles           0      0     620,000(exercisable)    0(exercisable)
                                       900,000(unexercisable)  0(unexercisable)

Jeffrey B. Yapp(2)        0      0      25,000(exercisable)    0(exercisable)
                                             0(unexercisable)  0(unexercisable)

Mark A. Perkins(3)        0      0           0(exercisable)    0(exercisable)
                                             0(unexercisable)  0(unexercisable)

Eric O. English           0      0           0(exercisable)    0(exercisable)
                                        60,000(unexercisable)  0(unexercisable)

F. Bruce Giesbrecht       0      0      24,000(exercisable)    0(exercisable)
                                       168,000(unexercisable)  0(unexercisable)

David G. Martin           0      0      80,000(exercisable)    0(exercisable)
                                       400,000(unexercisable)  0(unexercisable)

J. Patrick O'Malley       0      0      31,333(exercisable)    0(exercisable)
                                             0(unexercisable)  0(unexercisable)


(1)   Based on the last sale price of $1.09375 on December 29, 2000.
(2) Mr. Yapp resigned from his positions as President and Chief Operating Officer effective October 24, 2000. Pursuant to the terms of the Separation and Severance Agreement, dated as of October 24, 2000,
      Mr. Yapp retains the right to exercise 25,000 vested options at an exercise price of $6.6875 per share until November 1, 2001. All other options previously granted, vested and unvested, were immediately forfeited pursuant to the agreement. For more information, see
     "Employment Arrangements."
(3)   Mr. Perkins' employment with the Company ended effective
      September 20, 2000. All of his options have expired. For more information, see "Employment Arrangements."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Scott Beck and William P. Zebe were members of the Compensation Committee during 2000. Mr. Beck resigned from the Board of Directors on August 6, 2000. On December 8, 2000, Douglas Glendenning and James N. Cutler, Jr. were elected by the Board of Directors to the Compensation Committee and Stock Option Committee. No committee member participates in committee deliberations or recommendations relating to his own compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership as of December 31, 2000 by (i) the Chief Executive Officer, (ii) each of the other four most highly compensated executive officers and two departed executive officers of the Company, (iii) each of the directors, (iv) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Common Stock, and (v) all of the named executive officers and directors as a group. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                  No. of Shares     Percentage
Name                           Beneficially Owned    of Shares
---------------------------      ----------------   ----------

Mark J. Wattles (1) (2)             1,807,400 (3)       3.91%

Jeffrey B. Yapp (1) (4)                26,500 (3)          *

Mark A. Perkins (5)                       250              *

Eric O. English (1)                         0              *

F. Bruce Giesbrecht (1)                24,000 (3)          *

David G. Martin (1)                   105,000 (3)          *

J. Patrick O'Malley (1)                31,333 (3)          *

James N. Cutler, Jr. (1) (6)                0              *

Donald J. Ekman (1)                   127,800 (3)          *

Douglas Glendenning (1)(7)             20,000              *

William P. Zebe (1)                    89,000 (3)          *

Par Investment Partners, L.P.       5,288,500 (8)(9)   11.43%
82 Devonshire St.
Boston, MA  02109

CMGI, Inc.                          3,563,109 (8)       7.70%
82 Devonshire St.
Boston, MA  02109

Legg Mason, Inc.                    2,699,600 (8)       5.84%
111 South Calvert Street
Baltimore, MD 21202

All directors and executive officers
as a group (9 persons)	             2,180,783 (3)       4.71%

* Less than 1%.

(1) Address of beneficial holder is 9275 S.W. Peyton Lane, Wilsonville, Oregon 97070.
(2)   For additional information, see "Employment Arrangements."
(3) Includes the following shares that may by acquired within 60 days after December 31, 2000 pursuant to the exercise of options: Mr. Wattles, 820,000 shares; Mr. Yapp, 25,000 shares; Mr. Giesbrecht, 24,000 shares; Mr. Martin, 80,000 shares; Mr. O'Malley, 31,333 shares; Mr. Ekman, 109,000 shares; Mr. Zebe, 89,000 shares; and all directors and executive officers as a group, 1,153,333 shares.
(4) Mr. Yapp resigned from his positions as President and Chief Operating Officer effective October 24, 2000. In connection with his resignation, Mr. Yapp entered into a Separation and Severance Agreement, dated as of October 24, 2000, that, among other things, gives him until November 1, 2001 to exercise 25,000 options. All other options held by Mr. Yapp were cancelled effective October 24, 2000. For more information, see
     "Employment Arrangements."
(5) Mr. Perkins' employment ended with the Company effective September 20, 2000. All of his options have expired pursuant to the terms of the applicable option agreements. For more information, see "Employment Arrangements."
(6)   Mr. Cutler was elected to the Board of Directors on October 30, 2000.
(7)   Mr. Glendenning was elected to the Board of Directors on December 15,
      2000.
(8) Based solely on information provided in a Schedule 13G filed by the shareholder.
(9)   According to a Form 13G filed by CMGI, Inc., CMGI, Inc. holds
      2,327,934 shares directly, and may be attributed with the beneficial ownership of 20,297 shares held by CMG@Ventures, Inc. and 1,214,878 shares held by CMG@Ventures Capital Corp. CMGI, Inc. is the sole stockholder of both CMG@Ventures, Inc. and CMG@Ventures Capital Corp. CMGI, Inc. disclaims beneficial ownership of the shares held by it indirectly except to the extent of its proportionate pecuniary interest therein.


Item 13.  Certain Relationships and Related Transactions

Information required by this Item 13 is included in Item 11 under the caption "Employment Arrangements."