Form 10-Q
period 2001-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2001-05-15
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10Q


X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

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

As of April 27, 2001 there were 49,249,290 shares of the registrant's Common Stock outstanding.
















                    HOLLYWOOD ENTERTAINMENT CORPORATION
                               March 31, 2001



                                                               Page

PART I.  FINANCIAL INFORMATION                                  3

Item 1.  Financial Statements                                   3

         Consolidated Statements of Operations                  3

         Consolidated Balance Sheets                            4

         Consolidated Statements of Cash Flows                  5

         Notes to Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial     11
         Condition and Results of Operations

PART II. OTHER INFORMATION                                     16

Item 6.  Exhibits and Reports on Form 8-K                      16

Signatures                                                     16




































PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            HOLLYWOOD ENTERTAINMENT CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)
          (In thousands, except per share amounts)

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                             2001      2000
                                           --------  --------
REVENUE:
    Rental revenue                         $290,680  $272,450
    Product sales                            51,565    62,872
                                           --------  --------
                                            342,245   335,322
COST OF REVENUE:
    Cost of rental                          109,144    91,161
    Cost of product                          35,297    47,407
                                           --------  --------
                                            144,441   138,568
                                           --------  --------

GROSS MARGIN                                197,804   196,754

OPERATING COSTS AND EXPENSES:

    Operating and selling                   153,155   162,883
    General and administrative               24,968    16,817
    Amortization of intangibles               1,249    14,319
                                           --------  --------
                                            179,372   194,019
                                           --------  --------
INCOME FROM OPERATIONS                       18,432     2,735

Non-operating income (expense):
  Interest income                                23         -
  Interest expense                          (14,853)  (14,070)
                                           --------  --------
Income (loss) before income taxes             3,602   (11,335)

Provision for income taxes                      (76)     (828)
                                           --------  --------
NET INCOME (LOSS)                          $  3,526  $(12,163)
                                           ========  ========

Net income (loss) per share:
   Basic                                      $0.07    $(0.26)
   Diluted                                    $0.07    $(0.26)
Weighted average shares outstanding:
   Basic                                     48,414    46,006
   Diluted                                   48,480    46,006

The accompanying notes are an integral part of this financial statement






                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share amounts)

                                                   March 31,    December 31,
                                                 ------------   -----------
                                                     2001           2000
                                                 ------------   -----------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    19,027     $    3,268
  Receivables                                         23,412         23,830
  Merchandise inventories                             51,017         54,201
  Prepaid expenses and other current assets            9,748         10,099
                                                 -----------    -----------
     Total current assets                            103,204         91,398

Rental inventory, net                                154,994        168,462
Property and equipment, net                          310,400        323,666
Goodwill, net                                         68,462         69,616
Other assets, net                                     11,548         11,972
                                                 -----------    -----------
                                                 $   648,608    $   665,114
                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term obligations   $   272,380    $   261,164
   Accounts payable                                  157,510        169,503
   Accrued expenses                                  104,449        114,633
   Accrued revenue sharing                            28,637         30,855
   Accrued interest                                    5,123         11,817
   Income taxes payable                                5,108          4,844
                                                 -----------    -----------
     Total current liabilities                       573,207        592,816

Long-term obligations, less current portion          271,567        275,237
Other liabilities                                     19,404         19,438
                                                 -----------    -----------
                                                     864,178        887,491
                                                 -----------    -----------
Shareholders' deficit:
   Preferred stock, 19,500,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     49,247,599 and 46,247,599 shares issued
     and outstanding, respectively                   371,987        365,441
   Unearned compensation                              (3,265)
   Retained deficit                                 (584,292)      (587,818)
                                                 -----------    -----------
     Total shareholders' deficit                    (215,570)      (222,377)
                                                 -----------    -----------
                                                 $   648,608    $   665,114
                                                 ===========    ===========

The accompanying notes are an integral part of this financial statement.







                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2001          2000
                                                   ----------    ----------
OPERATING ACTIVITIES:
 Net income (loss)                                  $   3,526     $ (12,163)
 Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
  Depreciation and amortization                        65,856        59,789
  Amortization of deferred financing costs                692           588
  Tax benefit from exercise of stock options                -            42
  Change in deferred rent                                 (34)          610
  Change in deferred income taxes                           -           125
  Non-cash stock compensation                           3,281             -
 Net change in operating assets and liabilities:
  Receivables                                             418        (2,019)
  Merchandise inventories                               3,184         3,429
  Accounts payable                                    (11,993)      (26,662)
  Accrued interest                                     (6,694)       (6,763)
  Accrued revenue sharing                              (2,218)       22,832
  Other current assets and liabilities                 (9,584)      (19,692)
                                                    ---------     ---------
     Cash provided by operating activities             46,434        20,116
                                                    ---------     ---------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                   (35,493)      (38,308)
 Purchases of property and equipment, net              (2,381)      (30,465)
 Increase in intangibles and other assets                (347)         (517)
                                                    ---------     ---------
     Cash used in investing activities                (38,221)      (69,290)
                                                    ---------     ---------
FINANCING ACTIVITIES:
 Issuance of long-term obligations                          -        12,511
 Repayments of long-term obligations                   (3,954)       (3,419)
 Proceeds from exercise of stock options                    -           544
 Increase in revolving loan, net                       11,500        37,000
                                                    ---------     ---------
     Cash provided by financing activities              7,546        46,636
                                                     --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       15,759        (2,538)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,268         6,941
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE FIRST
 QUARTER                                             $ 19,027      $  4,403
                                                     ========      ========
NON-CASH FINANCING ACTIVITIES
 Issuance of common stock as part of a legal
  settlement agreement                                      -      $  2,288

The accompanying notes are an integral part of this financial statement.





HOLLYWOOD ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.


(1)  Accounting Policies

The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 2000 audited consolidated financial statements included in the Company's annual report on Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported net loss or shareholders' equity.

In the first quarter of 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board(FASB) on June 15, 1998. The adoption of SFAS No. 133 did not have an effect on the Company's results of operations or its financial position.


(2)  Statements of Changes in Shareholders' Equity

An analysis of the shareholders' equity amounts for the first quarter ended March 31, 2001 is as follows (in thousands, except share amounts):


                                Common Stock    Unearned
                            -------------------  Compen-   Retained
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  ---------
Balance at 12/31/2000       46,247,599 $365,441        -  $(587,818) $(222,377)
                            ---------- -------- --------  ---------  ---------
Issuance of common stock:
  Compensation grant         3,000,000 $  3,281                      $   3,281
  Stock options exercised            -        -                              -
  Stock option tax benefit                    -                              -
  Unearned compensation                   3,265   (3,265)                    -
Net income                                                    3,526      3,526
                            ---------- -------- --------  ---------  ---------
Balance at 3/31/2001        49,247,599 $371,987   (3,265) $(584,292) $(215,570)
                            ========== ======== ========  =========  =========


(3)  Operating Leases

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required cost was $63.3 million for the current year first quarter, compared with $58.6 million for the corresponding period of the prior year.


(4)  Long-term Obligations

The Company had the following long-term obligations as of March 31, 2001 and as of December 31, 2000 (in thousands).


                                               March 31,    December 31,
                                              -----------    ----------
                                                 2001            2000
                                              -----------    ----------
Senior subordinated notes (1)                    $250,000    $  250,000
Borrowings under revolving credit facility        256,500       245,000
Obligations under capital leases                   37,446        41,396
Other                                                   1             5
                                              -----------    ----------
                                                  543,947       536,401
Current portions:
   Credit facility                                256,500(2)    245,000
   Capital leases                                  15,880        16,164
                                              -----------    ----------
                                                  272,380       261,164
Total long-term obligations                   -----------    ----------
   net of current portion                     $   271,567    $  275,237
                                              ===========    ==========

(1) Coupon payments at 10.625% are due semi-annually in February and August of each year

(2) Includes $37.5 million that matures in June 2002 and $37.5 million that matures in September 2002 reclassified as current portion due to covenant violations that have not been waived beyond June 5, 2001, as discussed below.

At March 31, 2001, maturities on long-term obligations for the next five years were as follows (in thousands):

                                                      Capital
Year Ending            Subordinated     Credit        Leases
December, 31               Notes       Facility       & Other     Total
------------            ----------    ----------    ---------   ---------
2001                             -       144,000       12,214     156,214
2002                             -       112,500       14,644     127,144
2003                             -             -       10,589      10,589
2004                       250,000             -            -     250,000
2005                             -             -            -           -
Thereafter                       -             -            -           -
                       -----------    ----------    ---------   ---------
                        $  250,000    $  256,500    $  37,447   $ 543,947
                       -----------    ----------    ---------   ---------

Because it is doubtful that the Company will be able to meet the scheduled 2001 revolving credit facility amortization of $150 million, the Company has been negotiating a restructured amortization with its lenders. On March 6, 2001, the Company made a $6 million amortization payment and its lenders agreed to defer $31.5 million of the $37.5 million total due on that date until May 5, 2001. During the deferral period, the Company and its lenders worked toward a permanent change in the amortization schedule to better match debt pay-down with the current business plan. On May 5, 2001, the Company made a $1 million amortization payment and its lenders agreed to defer $30.5 until June 5, 2001. The Company continues to work toward a permanent change in the amortization schedule. This change requires the affirmative vote of 100% of the approximately 20 lenders involved with the credit facility. There is no assurance that the Company will be successful in its negotiations.

As of March 31, 2001, the Company was in violation of covenants contained within the credit facility. The Company was able to obtain the appropriate waiver for the violations. However, this waiver expires June 5, 2001. Because the waiver does not extend beyond June 5, 2001, in accordance with FAS 78, Classification of Obligations That Are Callable by the Creditor, the Company has reclassified $37.5 million that matures in June 2002 and $37.5 million that matures in September 2002 to current liabilities on the consolidated balance sheet as of March 31, 2001.


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

The following tables are a reconciliation of the basic and diluted earnings per share computations:


                                             Three Months Ended
                                                   March 31,
                                  (In thousands, except per share amounts)
                       -------------------------------------------------------
                                 2001                           2000
                       -------------------------    --------------------------
                                           Per                           Per
                         Net              Share                         Share
                       Income   Shares   Amounts      Loss    Shares   Amounts
                       -------  -------  -------    --------  -------  -------
Basic income (loss)
 per share:            $ 3,526   48,414  $  0.07    $(12,163)  46,006  $ (0.26)
Effect of dilutive
 securities:
   Stock options                     66                    -        -
                       -------  -------             --------  -------
Diluted income (loss)
  per share:           $ 3,526   48,480  $  0.07    $(12,163)  46,006  $ (0.26)
                       =======  =======  =======    ========  =======  =======

Antidultive stock options excluded from the calculation of diluted income
(loss) per share were 5.2 million and 5.7 million in the first quarter of 2001 and 2000, respectively.

(6)  Segment Reporting

The Company identifies its segments based on management responsibility.
The Hollywood Video segment, which consists of the Company's 1,816 retail stores located in 47 states, was the only segment operated by the Company in the current year first quarter. The Company operated two segments during the first quarter of the prior year, the Hollywood Video segment and the Reel.com segment, primarily an e-commerce company specializing in movies. During the second quarter of 2000, the Company announced the discontinuation of e-commerce operations at Reel.com (see Note 7). All assets of Reel.com were transferred to the Hollywood Video segment on June 12, 2000. The Company measures segment profit as operating profit, which is defined as income (loss) before interest expense and income taxes. Information on segments and a reconciliation to operating income (loss) are as follows (in thousands):


                                 Three Months Ended March 31,
                   -----------------------------------------------------------
                              2001                         2000
                   -------------------------- --------------------------------
                   Hollywood                   Hollywood
                     Video  Reel.com   Total     Video    Reel.com     Total
                   -------- -------- -------- ----------  --------   ---------
Revenue            $342,245          $342,245 $  321,021  $ 14,301   $ 335,322
Tape depreciation    48,961            48,961     29,047       110      29,157
Other depreciation
 and amortization    16,895            16,895     17,629    13,003      30,632
Gross Margin        197,804           197,804    195,604     1,150     196,754
Operating income
 (loss) *            18,432            18,432     31,164   (28,429)      2,735
Interest expense,
 net                 14,830            14,830     11,907     2,163      14,070
Total assets        648,608           648,608  1,020,175    72,782   1,092,957
Purchases of
 property and
 equipment, net       2,381             2,381     29,154     1,311      30,465



*Reel.com's operating loss for the three months ended March 31, 2000 includes $12.5 million in goodwill amortization. Excluding goodwill amortization, Reel.com's operating loss would have been $15.9 million.


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

The Company maintains the web-site as a content-only site to minimize any negative effect the Reel.com shutdown may have on existing Hollywood Video store customers. To offset the costs of maintaining the web-site the Company entered into a short-term agreement with Buy.com to direct Reel.com visitors to Buy.com to make purchases. This agreement expired in the current year first quarter. The Company believes it can enter into another strategic partnership that would enable Reel.com to continue as a content-only site. Revenues associated with the Buy.com agreement and the expenses of maintaining the web-site have been recognized as earned and incurred, respectively.

As a result of the discontinuation of e-commerce operations, the Company recorded a total charge of $67.7 million in 2000, of which $46.9 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales.

The restructuring charge line item included $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $25.7 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $19.9 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of March 31, 2001, the Company had paid $5.3 million of the accrued amounts.

The Company used some of the equipment from Reel.com at the distribution center in Nashville, Tennessee, and at the corporate offices in Wilsonville, Oregon. Equipment not utilized by the Company was sold. Proceeds of $250,000 were received in the third quarter of 2000.

Charged to cost of goods sold was the write down of Reel.com inventory, primarily DVD's, to net realizable value. This represented excess product for the Hollywood Video segment. The Company liquidated over 85% of this inventory in 2000. The remaining amount will be liquidated or integrated into Hollywood Video inventory in 2001.


(8)   Restructuring charge for store closures

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

As of March 31, 2001, the Company has closed 6 of the 43 scheduled stores that are included in the Restructuring Plan. The Company incurred $120,000 in expenses during the current year first quarter related to these closures. Also during the current year first quarter, the Company received a payment from the landlord for the closure of a store in the amount of $450,000. These proceeds were used to offset the closure costs of that store.








ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net income for the current year first quarter was $3.5 million compared with a net loss of $12.2 million in the first quarter of 2000. The improvement in net income was the result of closing down e-commerce operations at Reel.com.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.



                                    Three Months Ended
                                        March 31,
                                 ----------------------
                                    2001        2000
                                 ----------  ----------
                                      (Unaudited)
REVENUE:
 Rental revenue                       84.9%       81.3%
 Product sales                        15.1        18.7
                                 ----------  ----------
                                     100.0       100.0
                                 ----------  ----------

GROSS MARGIN                          57.8        58.7

OPERATING COSTS AND EXPENSES:
 Operating and selling                44.8        48.6
 General and administrative            7.3         5.0
 Amortization of intangibles           0.4         4.3
                                 ----------  ----------
                                      52.5        57.9
                                 ----------  ----------

INCOME FROM OPERATIONS                 5.3         0.8
Non-operating expense, net            (4.3)       (4.2)
                                 ----------  ----------
Income (loss) before income
 taxes                                 1.0        (3.4)

Provision for income taxes               -        (0.2)
                                 ----------  ----------
NET INCOME (LOSS)                      1.0%       (3.6)%
                                 ----------  ----------

OTHER FINANCIAL DATA:

Rental gross margin (1)               62.5%       66.5%
Product gross margin (2)              31.5%       24.6%

EBITDA (3) (In thousands)
Hollywood Video segment EBITDA    $ 84,288    $ 77,840
Reconciliation to Adjusted
 EBITDA (4)
  Add non-cash expenses(5)          21,966      17,478
  Less existing store investment
   in new release inventory (6)    (53,112)    (36,322)
                                 ----------  ----------
ADJUSTED EBITDA HOLLYWOOD VIDEO     53,142      58,996

Reel.com segment EBITDA                  -     (15,316)
                                 ----------  ----------
CONSOLIDATED ADJUSTED EBITDA      $ 53,142    $ 43,680

CASH FLOW FROM:(In thousands)
Operating activities              $ 46,434    $ 20,116
Investing activities               (38,221)    (69,290)
Financing activities                 7,546      46,636

OPERATING DATA:

Number of stores at quarter end      1,816       1,701
Weighted average stores open
 during the period                   1,817       1,665
Comparable store revenue
 increase (7)                            0%          2%



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

(5) Expenses which were non-cash in nature including tape loss, the book cost of previously viewed movies sold and, for the fist quarter of 2000 only, $3.3 million of compensation related to a stock grant.

(6) This represents existing store purchases of new release tapes, games and DVDs that are considered investing activities on the statement of cash flows. This is in addition to the cost of product represented by revenue sharing expense already included in the statement of operations.

(7) A store is comparable after it has been open and owned by the Company for 12 full months.


REVENUE

Revenue increased by $6.9 million, or 2%, in the current year first quarter compared with the corresponding period of the prior year. The increase was primarily due to the addition of 115 new superstores in the twelve months ended March 31, 2001 partially offset by the discontinuation of e-commerce revenue from Reel.com.


GROSS MARGIN

Rental margin as a percentage of rental revenue was 62.5% in the current year first quarter compared to 66.5% in the corresponding period of the prior year. The decrease in margin primarily relates to an increase in depreciation expense. During the fourth quarter of 2000, the Company made several key observations that led management to change estimates regarding rental inventory lives and residual values. The Company adopted the changes in estimate prospectively on October 1, 2000.

Product margin as a percentage of product sales was 31.5% in the current year first quarter compared to 24.6% in the corresponding period of the prior year. The increase in margin is primarily due to the discontinuation of e-commerce sales at Reel.com in June 2000. Excluding Reel.com, product margins improved to 31.5% from 29.9%.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expense for the current year first quarter decreased by $10 million compared to the prior year first quarter. Operating and selling expense decreased as a percentage of total revenue to 44.8% in the current year first quarter compared to 48.6% in the prior year period. The decrease in total operating expense was the result of a reduction in advertising expense and the discontinuation of Reel.com, which had operating expenses for the prior year first quarter of $15 million. Due to the addition of new stores, labor costs increased by $3 million and occupancy costs increased by $6 million. Other store operating expenses were reduced by $4 million. Excluding Reel.com, operating and selling expense as a percentage of Hollywood Video revenue decreased to 44.8% in the current year first quarter from 46% in the prior year period.

General and Administrative

General and administrative expenses in the current year first quarter increased $8.2 million to $25.0 million. The increase was primarily due to $5.6 million in compensation expense related to a stock grant to the Company's Chief Executive Officer.

Amortization of Intangibles

Amortization of intangibles decreased to $1.2 million in the current year first quarter compared to $14.3 million in the first quarter of the prior year. The decrease was caused by a write down of Reel.com's goodwill as e-commerce operations discontinued in the prior year second quarter.


NONOPERATING INCOME (EXPENSE), NET

Interest expense, net of interest income, increased by $0.8 million in the current year first quarter compared to the corresponding period of the prior year due an increase in the interest rate under the Company's revolving credit facility.


INCOME TAXES

The Company's effective tax rate was a provision of 2.1% in the current year first quarter compared to a provision of 7.3% in the prior first quarter, which varies from the federal statutory rate as a result of minimum state taxes in excess of statutory state income taxes, nondeductible executive compensation, deferred tax valuation allowances and non-deductible goodwill amortization associated with the Reel.com acquisition.


LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2000, the Company experienced a number of significant events with respect to its liquidity and capital situation. The Company began the year growing at the average rate of one store per day, as well as funding significant cash losses at Reel.com. In order to meet the funding needs to continue at this growth rate, the Company's then-existing $300 million credit facility needed to be expanded or refinanced. During early 2000, the Company attempted to refinance this facility. In March 2000, the Company received an underwritten commitment from a group of banks for a new $375 million credit facility. However, syndication of this new facility failed in May 2000, primarily due to lenders' concerns with losses at Reel.com and the significant capital needed to fund our aggressive growth. Without the availability of new funding, the Company was faced with the need to begin reducing the outstanding principal amount of its $300 million credit facility starting with $37.5 million on December 5, 2000 and continuing to reduce by $37.5 million each quarter thereafter. In order to meet this obligation, the Company needed to make significant changes to its growth plans.

As part of these changes, in June of 2000, the Company closed the e-commerce business at Reel.com, thereby stopping its cash losses. Furthermore, the Company made the decision to stop its new store growth and not to sign new leases for the remainder of the year. At that time, the Company had 141 signed leases for stores yet to open in 2000 and 2001. The Company has since worked to either open the remaining stores or terminate their leases. As of March 31, 2001, the Company had opened 51 of those stores and terminated 51 leases, with an additional 39 remaining. The Company intends to terminate the remaining leases and anticipates opening fewer than 10 stores in 2001. Stopping new store growth allows more of the cash flows from the Company's over 1,800 existing video stores to pay down debt or vendor balances. In the fourth quarter of 2000, the Company turned free cash flow positive for the first time as a public company. After being a net user of cash since inception, the Company became a net generator of free cash.

Cash Provided by Operating Activities

Net cash flow provided by operating activities increased by $26.3 million, or 131%, to $46.4 million in the current year first quarter from $20.1 million in the corresponding period of the prior year. This increase was primarily due to improved operating income because the Company no longer operates an e-commerce business.

Amounts accrued in connection with the discontinuation of e-commerce operations at Reel.com include $19.9 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of March 31, 2001, the Company had paid $5.3 million of the accrued amounts.

Cash Used in Investing Activities

Net cash used in investing activities decreased by $31.1 million, or 45%, to $38.2 million in the current year first quarter from $69.3 million in the corresponding period of the prior year. The decrease was primarily due to fewer new store openings. The Company opened only 4 new stores in the first quarter of 2001 compared to 89 in the first quarter of 2000. The Company anticipates that the number of new store openings in 2001 will be fewer than 10.

Capital expenditures other than rental inventory include equipment, fixtures, and leasehold improvements for new and existing stores, remodeling projects, and implementing and upgrading office and store technology. We anticipate that capital expenditures, other than purchases of rental inventory, will be approximately $20 million in 2001, of which $9.6 million is anticipated to relate to new, relocated and remodeled stores. The remaining balance relates to corporate capital expenditures.

Cash Provided by Financing Activities

Net cash needed from financing activities decreased by $39.1 million, or 84%, to $7.5 million in the first quarter of the current year from $46.6 million in the corresponding period of the prior year. The decrease was primarily due to an increase of cash provided by operations, coupled with a decrease in cash used by investing activities due to slower store growth. Additionally, the Company's cash balance at March 31, 2000 was $19 million.

The balance on the revolving credit facility was at $256.5 million as of March 31, 2001. Because it is doubtful the Company will be able to meet the scheduled 2001 facility amortization of $150 million, the Company has been negotiating a restructured amortization with its lenders. On March 6, 2001, the Company made a $6 million amortization payment and its lenders agreed to defer $31.5 million of the $37.5 million total due on that date until May 5, 2001. During the deferral period the Company and its lenders worked toward a permanent change in the amortization schedule to better match debt pay-down with the current business plan. On May 5, 2001, the Company made a $1 million amortization payment and its lenders agreed to defer $30.5 until June 5, 2001. The Company continues to work toward a permanent change in the amortization schedule. This change requires the affirmative vote of 100% of the approximately 20 lenders involved with the credit facility. There is no assurance that the Company will be successful in its negotiations. If the Company is not successful, it could have a negative effect on our business and operations.

As of March 31, 2001, the Company was in violation of covenants contained within the credit facility. The Company was able to obtain the appropriate waiver for the violations. However, this waiver expires June 5, 2001. Because the waiver does not extend beyond June 5, 2001, in accordance with FAS 78, Classification of Obligations That Are Callable by the Creditor, the Company has reclassified $37.5 million that matures in June 2002 and $37.5 million that matures in September 2002 to current liabilities on the consolidated balance sheet as of March 31, 2001.

Other Financial Measurements: Working Capital

At March 31, 2001, the Company had cash and cash equivalents of $19 million and a working capital deficit of $470 million. This deficit is due to the credit facility classification as a current liability and the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, the Company will, more likely than not, operate with a working capital deficit.



PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibit 10.1   2001 Stock Incentive Plan

        (b)  Reports on Form 8-K

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




   May 15, 2001                    /S/David G. Martin
------------------        -------------------------------------------------
     (Date)                                David G. Martin
                	    Executive Vice President and Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)