Form 10-Q
period 2001-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2001-08-14
CIK 905895

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

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


9275 S.W. Peyton Lane, Wilsonville, Oregon             97070
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

As of July 31, 2001 there were 49,288,165 shares of the registrant's Common Stock outstanding.





                    HOLLYWOOD ENTERTAINMENT CORPORATION
                               June 30, 2001





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations

         Consolidated Balance Sheets

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands, except per share amounts)

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------  ------------------
                                       2001      2000      2001      2000
                                     --------  --------  --------  --------
REVENUE:
    Rental revenue                   $273,091  $261,902  $563,771  $534,352
    Product sales                      51,981    60,734   103,546   123,606
                                     --------  --------  --------  --------
                                      325,072   322,636   667,317   657,958
COST OF REVENUE:
    Cost of rental                     91,842    79,700   200,986   170,861
    Cost of product                    35,991    68,913    71,288   116,320
                                     --------  --------  --------  --------
                                      127,833   148,613   272,274   287,181
                                     --------  --------  --------  --------

GROSS MARGIN                          197,239   174,023   395,043   370,777

OPERATING COSTS AND EXPENSES:

    Operating and selling             153,042   161,804   306,197   324,687
    General and administrative         22,500    21,781    47,468    38,598
    Restructuring charge for closure
     of internet business                   -    48,548         -    48,548
    Amortization of intangibles         1,256    11,964     2,505    26,283
                                     --------  --------  --------  --------
                                      176,798   244,097   356,170   438,116
                                     --------  --------  --------  --------
INCOME (LOSS) FROM OPERATIONS          20,441   (70,074)   38,873   (67,339)

Non-operating income (expense):
  Interest income                         164       102       187       102
  Interest expense                    (13,675)  (15,547)  (28,528)  (29,617)
                                     --------  --------  --------  --------
Income (loss) before income taxes       6,930   (85,519)   10,532   (96,854)

Benefit (provision) for income taxes     (145)   22,475      (221)   21,647

                                     --------  ---------  -------  ---------
NET INCOME (LOSS)                    $  6,785  $(63,044) $ 10,311  $(75,207)
                                     ========  =========  =======  =========

Net income (loss) per share:
   Basic                                $0.14    $(1.37)   $ 0.21    $(1.63)
   Diluted                              $0.13    $(1.37)   $ 0.21    $(1.63)
Weighted average shares outstanding:
   Basic                               49,249    46,141    48,834    46,074
   Diluted                             53,093    46,141    49,994    46,074



The accompanying notes are an integral part of this financial statement

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share amounts)

                                                    June 30,    December 31,
                                                 ------------   -----------
                                                     2001           2000
                                                 ------------   -----------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    19,767     $    3,268
  Receivables                                         26,251         23,830
  Merchandise inventories                             54,397         54,201
  Prepaid expenses and other current assets           11,432         10,099
                                                 -----------    -----------
     Total current assets                            111,847         91,398

Rental inventory, net                                148,486        168,462
Property and equipment, net                          296,103        323,666
Goodwill, net                                         67,294         69,616
Other assets, net                                     14,651         11,972
                                                 -----------    -----------
                                                 $   638,381    $   665,114
                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term obligations   $    64,210    $   261,164
   Accounts payable                                  142,744        169,503
   Accrued expenses                                  105,982        114,633
   Accrued revenue sharing                            26,133         30,855
   Accrued interest                                   13,913         11,817
   Income taxes payable                                4,463          4,844
                                                 -----------    -----------
     Total current liabilities                       357,445        592,816

Long-term obligations, less current portion          469,167        275,237
Other liabilities                                     19,254         19,438
                                                 -----------    -----------
                                                     845,866        887,491
                                                 -----------    -----------
Shareholders' deficit:
   Preferred stock, 19,500,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     49,249,565 and 46,247,599 shares issued
     and outstanding, respectively                   372,594        365,441
   Unearned compensation                              (2,572)             -
   Accumulated deficit                              (577,507)      (587,818)
                                                 -----------    -----------
     Total shareholders' deficit                    (207,485)      (222,377)
                                                 -----------    -----------
                                                 $   638,381    $   665,114
                                                 ===========    ===========

The accompanying notes are an integral part of this financial statement.






                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)

                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                      2001          2000
                                                   ----------    ----------
OPERATING ACTIVITIES:
 Net income (loss)                                  $  10,311     $ (75,207)
 Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
  Depreciation and amortization                       127,371       118,485
  Amortization of deferred financing costs              1,653         1,256
  Tax benefit from exercise of stock options                -            54
  Change in deferred rent                                (184)        1,349
  Change in deferred income taxes                           -       (22,988)
  Net asset write down for closure
   of internet business                                     -        40,087
  Non-cash stock compensation                           4,580             -
 Net change in operating assets and liabilities:
  Receivables                                          (2,421)        3,725
  Merchandise inventories                                (196)        1,261
  Accounts payable                                    (26,759)        4,125
  Accrued interest                                      2,096        (1,703)
  Accrued revenue sharing                              (4,722)       16,406
  Other current assets and liabilities                (10,395)       14,194
                                                    ---------     ---------
     Cash provided by operating activities            101,334       101,044
                                                    ---------     ---------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                   (74,123)      (89,176)
 Purchases of property and equipment, net              (3,202)      (55,737)
 Increase in intangibles and other assets              (4,487)      (13,976)
                                                    ---------     ---------
     Cash used in investing activities                (81,812)     (158,889)
                                                    ---------     ---------
FINANCING ACTIVITIES:
 Issuance of long-term obligations                          -        12,511
 Repayments of long-term obligations                   (8,024)       (6,854)
 Proceeds from exercise of stock options                    1           618
 Increase in revolving loan, net                        5,000        49,000
                                                    ---------     ---------
     Cash (used in) provided by financing
      activities                                       (3,023)       55,275
                                                    ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       16,499        (2,570)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,268         6,941
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF THE SECOND
 QUARTER                                            $  19,767     $   4,371
                                                    =========     =========
NON-CASH FINANCING ACTIVITIES
 Issuance of common stock as part of a legal
  settlement agreement                              $       -     $   2,288

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


(1)  Accounting Policies

The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 2000 audited consolidated financial statements included in the Company's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported net loss or shareholders' deficit.

In the first quarter of 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board(FASB) on June 15, 1998. The adoption of SFAS No. 133 did not have an effect on the Company's results of operations or its financial position.

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.


(2)  Statements of Changes in Shareholders' Deficit

An analysis of the shareholders' deficit amounts for the six months ended June 30, 2001 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  ---------
Balance at 12/31/2000       46,247,599 $365,441        -  $(587,818) $(222,377)
                            ---------- -------- --------  ---------  ---------
Issuance of common stock:
  Compensation grant         3,000,000 $  3,281                      $   3,281
  Stock options exercised        1,966        1                              1
  Stock option tax benefit                    -                              -
  Stock compensation                      3,871   (2,572)                1,299
Net income                                                   10,311     10,311
                            ---------- -------- --------  ---------  ---------
Balance at 6/30/2001        49,249,565 $372,594   (2,572) $(577,507) $(207,485)
                            ========== ======== ========  =========  =========


(3)  Operating Leases

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required cost was $63.2 million and $126.5 million for the current year second quarter and six months, respectively, compared with $60.7 million, and $119.3 for the corresponding periods of the prior year.


(4)  Long-term Obligations

On June 5, 2001, the Company amended its revolving credit facility. The amendment extends the maturity of the facility from September 5, 2002 to December 23, 2003, and creates a new amortization payment schedule. The new amortization payment schedule on the $250 million outstanding on June 30, 2001 is as follows (in thousands):

                             After       Prior to
                           Amendment     Amendment
                           ---------     ---------
     Second Quarter 2002                    62,500
     Third Quarter 2002                     37,500
     Fourth Quarter 2002       8,500        37,500

     First Quarter 2002       20,000        37,500
     Second Quarter 2002      20,000        37,500
     Third Quarter 2002       20,000        37,500
     Fourth Quarter 2002      40,000

     First Quarter 2003       25,000
     Second Quarter 2003      25,000
     Third Quarter 2003       25,000
     Fourth Quarter 2003      66,500
                           ---------     ---------
                             250,000       250,000
                           ---------     ---------

Consideration paid to the lenders to complete the amendment was an up-front fee of 1.5% of the outstanding principal balance on June 5, 2001. The interest rate is set at LIBOR plus 5.0% and will step down if certain performance targets are met.

The Company had the following long-term obligations as of June 30, 2001 and as of December 31, 2000 (in thousands):


                                                June 30,    December 31,
                                              -----------    ----------
                                                 2001            2000
                                              -----------    ----------
Senior subordinated notes (1)                    $250,000    $  250,000
Borrowings under revolving credit facility        250,000       245,000
Obligations under capital leases                   33,377        41,396
Other                                                   -             5
                                              -----------    ----------
                                                  533,377       536,401
Current portions:
   Credit facility                                 48,500       245,000
   Capital leases                                  15,710        16,164
                                              -----------    ----------
                                                   64,210       261,164
Total long-term obligations                   -----------    ----------
   net of current portion                     $   469,167    $  275,237
                                              ===========    ==========

(1) Coupon payments at 10.625% are due semi-annually in February and August of each year. The principal amount is due in August 2004.


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

The following tables are a reconciliation of the basic and diluted earnings per share computations:

                                         Three Months Ended June 30,
                                  (In thousands, except per share amounts)
                       -------------------------------------------------------
                                 2001                           2000
                       -------------------------    --------------------------
                         Net           Per Share                     Per Share
                       Income   Shares   Amounts      Loss    Shares   Amounts
                       -------  -------  -------    --------  -------  -------
Basic income (loss)
 per share:            $ 6,785   49,249  $  0.14    $(63,044)  46,141  $ (1.37)
Effect of dilutive
 securities:
   Stock options                  3,844                    -        -
                       -------  -------             --------  -------
Diluted income (loss)
  per share:           $ 6,785   53,093  $  0.13    $(63,044)  46,141  $ (1.37)
                       =======  =======  =======    ========  =======  =======

Antidilutive stock options excluded from the calculation of diluted income
(loss) per share were 4.7 million shares and 6.7 million shares in the second quarter of 2001 and 2000, respectively.

                                          Six Months Ended June 30,
                                  (In thousands, except per share amounts)
                       -------------------------------------------------------
                                 2001                           2000
                       -------------------------    --------------------------
                         Net           Per Share                     Per Share
                       Income   Shares   Amounts      Loss    Shares   Amounts
                       -------  -------  -------    --------  -------  -------
Basic income (loss)
 per share:            $10,311   48,834  $  0.21    $(75,207)  46,074  $ (1.63)
Effect of dilutive
 securities:
   Stock options                  1,160                    -        -
                       -------  -------             --------  -------
Diluted income (loss)
  per share:           $10,311   49,994  $  0.21    $(75,207)  46,074  $ (1.63)
                       =======  =======  =======    ========  =======  =======

Antidilutive stock options excluded from the calculation of diluted income
(loss) per share were 4.9 million shares and 6.0 million shares in the first six months of 2001 and 2000, respectively.

(6)  Segment Reporting

The Company identifies its segments based on management responsibility.
The Hollywood Video segment, which consists of the Company's 1,815 retail stores located in 47 states, was the only segment operated by the Company in the current year second quarter and six months ended June 30, 2001. The Company operated two segments during corresponding periods of the prior year, the Hollywood Video segment and the Reel.com segment. The Reel.com segment was primarily an e-commerce company specializing in movies. During the second quarter of 2000, the Company announced the discontinuation of e-commerce operations at Reel.com (see Note 7). All assets of Reel.com were transferred to the Hollywood Video segment on June 12, 2000. The Company measures segment profit as operating profit, which is defined as income (loss) before interest expense and income taxes. Information on segments and a reconciliation to operating income (loss) are as follows (in thousands):

                                 Three Months Ended June 30,
                   -----------------------------------------------------------
                              2001                         2000
                   -------------------------- --------------------------------
                   Hollywood                   Hollywood
                     Video  Reel.com   Total     Video    Reel.com     Total
                   -------- -------- -------- ----------  --------   ---------
Revenue            $325,072          $325,072 $  310,657  $ 11,979   $ 322,636
Tape depreciation    45,138            45,138     28,841         -      28,841
Other depreciation
 and amortization    16,377            16,377     20,034    10,489      30,523
Gross margin        197,239           197,239    194,147   (20,124)    174,023
Operating income
 (loss) *            20,441            20,441     24,266   (94,340)    (70,074)
Interest expense,
 net                 13,511            13,511     13,342     2,103      15,445
Total assets        638,381           638,381  1,098,867         -   1,098,867
Purchases of
 property and
 equipment, net         821               821     25,065       207      25,272

*	Reel.com's operating loss includes a restructuring charge of $69.3 million for discontinued e-commerce operations. The loss also includes $10.2 million in goodwill amortization. Excluding the restructuring charge and goodwill amortization, Reel.com's operating loss would have been $14.9 million for the three months ended June 30, 2000.


                                 Six Months Ended March 31,
                   -----------------------------------------------------------
                              2001                         2000
                   -------------------------- --------------------------------
                   Hollywood                   Hollywood
                     Video  Reel.com   Total     Video    Reel.com     Total
                   -------- -------- -------- ----------  --------   ---------
Revenue            $667,317          $667,317 $  631,678  $ 26,280   $ 657,958
Tape depreciation    94,099            94,099     57,888       110      57,998
Other depreciation
 and amortization    33,272            33,272     38,251    23,492      61,743
Gross margin        395,043           395,043    389,751   (18,974)    370,777
Operating income
 (loss) *            38,873            38,873     55,430  (122,769)    (67,339)
Interest expense,
 net                 28,341            28,341     25,249     4,266      29,515
Total assets        638,831           638,831  1,098,867         -   1,098,867
Purchases of
 property and
 equipment, net       3,202             3,202     54,219     1,518      55,737


*	Reel.com's operating loss includes a restructuring charge of $69.3
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

The restructuring charge line item included $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $25.7 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $19.9 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of June 30, 2001, the Company had paid $6 million of the accrued amounts.

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


(8)   Restructuring Charge for Store Closures

In December 2000, the Company approved a restructuring plan involving the closure and disposition of 43 stores that were not operating to management's
expectations (the "Restructuring Plan").   In accordance with the Restructuring
Plan, these stores are expected to close in 2001. The Company has recognized a charge of $16.9 million, including an $8.0 million write down of property and equipment, a $1.5 million write down of goodwill and an accrual for store closing costs of $7.4 million. The established reserve for cash expenditures is for lease termination fees and other store closure costs. The Company anticipates paying all accrued store closure costs in 2001.

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

As of June 30, 2001, the Company has closed 7 of the 43 scheduled stores that are included in the Restructuring Plan. The Company incurred $154,725 in expenses during the current year six months related to these closures.




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net income for the current year second quarter and six months was $6.8 million and $10.3 million, respectively, compared with a net loss of $63.0 million and $75.2 million for the corresponding periods of the prior year. The improvement in net income was the result of closing down e-commerce operations at Reel.com.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.



                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                 ----------------------  ----------------------
                                    2001        2000         2001       2000
                                 ----------  ----------  ----------  ----------
                                                   (Unaudited)
REVENUE:
 Rental revenue                       84.0%       81.2%       84.5%       81.2%
 Product sales                        16.0        18.8        15.5        18.8
                                 ----------  ----------  ----------  ----------
                                     100.0       100.0       100.0       100.0
                                 ----------  ----------  ----------  ----------

GROSS MARGIN                          60.7        53.9        59.2        56.4

OPERATING COSTS AND EXPENSES:
 Operating and selling                47.1        50.1        45.9        49.3
 General and administrative            6.9         6.8         7.1         5.9
 Restructuring charge for closure
   of internet business                  -        15.0           -         7.4
 Amortization of intangibles           0.4         3.7         0.4         4.0
                                 ----------  ----------  ----------  ----------
                                      54.4        75.6        53.4        66.6
                                 ----------  ----------  ----------  ----------

INCOME (LOSS) FROM OPERATIONS          6.3       (21.7)        5.8       (10.2)
Non-operating expense, net            (4.2)       (4.8)       (4.2)       (4.5)
                                 ----------  ----------  ----------  ----------
Income (loss) before income
 taxes                                 2.1       (26.5)        1.6       (14.7)

Provision for income taxes               -         7.0           -         3.3
                                 ----------  ----------  ----------  ----------
NET INCOME (LOSS)                      2.1%      (19.5)%       1.6%      (11.4)
                                 ----------  ----------  ----------  ----------





                                   Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                 ----------------------  ----------------------
                                    2001        2000         2001       2000
                                 ----------  ----------  ----------  ----------
OTHER FINANCIAL DATA:

Rental gross margin (1)               66.4%       69.6%       64.3%       68.0%
Product gross margin (2)              30.8%      (13.5)%      31.2%        5.9%

EBITDA (3) (In thousands)
Hollywood Video segment EBITDA    $ 81,951    $ 72,470    $166,239    $150,310
Reconciliation to Adjusted
 EBITDA (4)
  Add non-cash expenses(5)          17,215      17,618      39,180      35,095
  Less existing store investment
   in new release inventory (6)    (58,045)    (46,614)   (111,157)    (82,936)
                                 ----------  ----------  ----------  ----------
ADJUSTED EBITDA HOLLYWOOD VIDEO     41,121      43,474      94,262     102,469

Reel.com segment EBITDA                  -     (14,518)          -     (29,834)
                                 ----------  ----------  ----------  ----------
CONSOLIDATED ADJUSTED EBITDA      $ 41,121    $ 28,956    $ 94,262    $ 72,635

CASH FLOW FROM:(In thousands)
Operating activities              $ 54,900    $ 80,928    $101,334    $101,044
Investing activities               (43,591)    (89,599)    (81,812)   (158,889)
Financing activities               (10,569)      8,639      (3,023)     55,275

OPERATING DATA:

Number of stores at quarter end      1,815       1,772       1,815       1,772
Weighted average stores open
 during the period                   1,816       1,736       1,817       1,700
Comparable store revenue
 increase (7)                            1%          7%          0%          5%



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

(5) Expenses which were non-cash in nature for the current year and prior year include tape loss and the book cost of previously viewed movies sold. Additionally, in the current year second quarter and six months ended non-cash items included $1.3 million and $4.6 million of stock compensation.

(6) This represents existing store purchases that are considered replenishment of new release tapes, games and DVDs which are included in the amounts presented as investing activities on the statement of cash flows. This is in addition to the cost of product represented by revenue sharing expense already included in the statement of operations.

(7) A store is comparable after it has been open and owned by the Company for 12 full months.


REVENUE

Revenue increased by $2.4 million, or 1%, in the current year second quarter and $9.3 million, or 1% in the current year six months compared with the corresponding periods of the prior year. Excluding Reel.com revenue increased by $14.4 million, or 5%, in the current year second quarter and $35.6 million, or 6%, in the current year six months compared with the corresponding periods of the prior year. The increase was primarily due to the addition of 43 new superstores in the twelve months ended June 30, 2001. An increase in comparable store revenue of 1% and 0% in the current year second quarter and six months, respectively, also favorably impacted revenue.


GROSS MARGIN

Rental margin as a percentage of rental revenue decreased to 66.4% in the current year second quarter from 69.6% in the corresponding period of the prior year. Rental margins for the six month period ended June 30, 2001 decreased to 64.3% from 68% in the corresponding period of the prior year. The decrease in margin primarily relates to an increase in rental product depreciation expense. During the fourth quarter of 2000, the Company made several key observations that led management to change estimates regarding rental inventory lives and residual values. The Company adopted the changes in estimate prospectively on October 1, 2000.

Product margin as a percentage of product sales increased to 30.8% in the current year second quarter from a negative 13.5% in the corresponding period of the prior year. Cost of product sales in the prior year second quarter included a $20.8 million dollar charge for the discontinuation of e-commerce sales at Reel.com (see Note 7 to Consolidated Financial Statements). Excluding Reel.com, product margins increased to 30.8% from 24.5% primarily due to improved margins on previously viewed movie sales. Compared to the prior year, margins on previously viewed product have increased due to the depreciation change in estimate, which results in lower residual values that are charged to cost of product sales.

Product margins for the six month period ended June 30, 2001 increased to 31.2% from 5.9% in the corresponding period of the prior year. The increase in margin is primarily due to the discontinuation of e-commerce sales at Reel.com in June 2000. Excluding Reel.com, product margins improved to 31.2% from 27.2% primarily due to improved margins on previously viewed movie sales caused by the deprecation change in estimate.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expense for the current year second quarter and the six months ended June 30, 2001 decreased by $9 million and $18 million, respectively, when compared to the corresponding periods of the prior year. Operating and selling expense decreased as a percentage of total revenue to 47.1% and 45.9% in the current year second quarter and the six months ended June 30, 2001, respectively, compared to 50.2% and 49.3% in the corresponding periods of the prior year. The decrease in total operating expense for the second quarter was the result of the discontinuation of e-commerce operations at Reel.com, which had operating expenses for the prior year second quarter of $12 million. Due to the addition of new stores, labor costs increased by $2 million and occupancy costs increased by $2 million. These increases were partially offset by other store operating expenses that were reduced by $1 million. The decrease in total operating expense for the six months ended June 30, 2001 was the result of the discontinuation of e-commerce operations at Reel.com, which had operating expenses for the prior year period of $27 million. Due to the addition of new stores, labor costs increased by $5 million and occupancy costs increased by $7 million. These increases were partially offset by other store operating expenses that were reduced by $3 million. Excluding Reel.com, operating and selling expense as a percentage of Hollywood Video revenue decreased to 47.1% and 45.9% in the current year second quarter and six months ended June 30, 2001, respectively, compared to 48.2% and 47.1% in the corresponding periods of the prior year. The Company has a high degree of focus on operating and selling expenses and this focus is expected to increase so the Company can continue to see leverage in this area when revenue increases.

General and Administrative

General and administrative expenses in the current year second quarter and six months increased $0.7 million and $8.9 million, respectively, to $22.5 million and $47.5 million. The increase for the current year second quarter was primarily due to $1.3 million of non-cash stock compensation and other payroll and related costs. This was partially offset by the discontinuation of Reel.com in the second quarter prior year, which had general and administrative expenses of $3.4 million. The increase for the current year six months was primarily due to $5.6 million in compensation expense related to a stock grant to the Company's Chief Executive Officer, $1.3 million of non-cash stock compensation and other payroll and related costs. The Company made the decision to invest in certain elements of the business such as the store field supervision structure, the loss prevention function and human resources. The Company believes these investments will have a direct impact on the business by improving the level of execution. The increase was partially offset by the discontinuation of Reel.com, which had general and administrative expenses of $5.1 million in the prior year period.

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

The restructuring charge line item included $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $25.7 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $19.9 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of June 30, 2001, the Company had paid $6 million of the accrued amounts. Charged to cost of goods sold was the write down of Reel.com inventory, primarily DVD's, to net realizable value. This represented excess product for the Hollywood Video segment.

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

Amortization of Intangibles

Amortization of intangibles decreased to $1.3 million and $2.5 million in the current year second quarter and six months, respectively. The decrease was caused by a write down of Reel.com's goodwill as e-commerce operations discontinued in the prior year second quarter.


NONOPERATING INCOME (EXPENSE), NET

Interest expense, net of interest income, decreased by $1.9 million and $1.2 million in the current year second quarter and six months, respectively, compared to the corresponding periods of the prior year. The decrease is due to decreased borrowings under the Company's revolving credit facility and lower interest rates.


INCOME TAXES

The Company's income tax rate is 2.10% for both the second quarter and the first six months of fiscal 2001, compared with a benefit of 26.3% and 22.4% for the corresponding periods in the prior year. The increase is a result of minimum state taxes in excess of statutory state income taxes, nondeductible executive compensation and a full valuation allowance placed against the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company generates substantial operating cash flow because most of its revenue is received in cash from rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the six months ended June 30, 2001 funded the Company's debt service requirements and all capital expenditures with enough cash left over to reduce accounts payable and accrued liabilities by $40 million. At June 30, 2001 the Company had $19.8 million of cash and cash equivalents on hand.

The Company believes cash flow from operations, increased flexibility under the amended credit facility, cash on hand and trade credit will provide adequate liquidity and capital resources to execute its business plan for the next twelve months. The Company continues to analyze its capital structure and related flexibility and as such, from time to time, may consider additional capital and/or financing transactions as a source of incremental liquidity.


Cash Provided by Operating Activities

Although net cash flow provided by operating activities remained flat at $101 million in the six months ended June 30, 2001 and the corresponding period of the prior year, the components were dramatically different. The Company's net income/loss plus adjustments to reconcile net income/loss to cash provided by operating activities increased by $81 million or 128% in the six months ended June 30, 2001 compared to the corresponding period of the prior year. The increase was due to the discontinuation of e-commerce operations at Reel.com and improved operating performance in the existing store base. The increase was offset by pay-downs of accounts payable and accrued liabilities of $40 million compared to a net increase in accounts payable and accrued liabilities of $33 million in the prior year period.

Cash Used in Investing Activities

Net cash used in investing activities decreased by $77.1 million, or 49%, to $81.8 million in the six months ended June 30, 2001 from $158.9 million in the corresponding period of the prior year. The decrease was primarily due to fewer new store openings. The Company opened only 5 new stores in the first six months of 2001 compared to 160 in the first six months of 2000. The Company anticipates that the number of new store openings in 2001 will be fewer than 10.

Capital expenditures other than rental inventory include equipment, fixtures, and leasehold improvements for new and existing stores, remodeling projects, and implementing and upgrading office and store technology. We anticipate that capital expenditures, other than purchases of rental inventory, will be less than $20 million in 2001, of which approximately half is anticipated to relate to new, relocated and remodeled stores and related store maintenance. The remaining balance relates to corporate capital expenditures.

Cash Provided by Financing Activities

In the six months ended June 30, 2001 the Company's cash flow from financing activities was a net use of $3 million compared to $55.3 million of cash provided by financing activities in the six months ended June 30, 2000. The slowing of store growth coupled with an increase of cash provided by operations is allowing the Company to operate with internally generated cash flow instead of outside financing.

On June 5, 2001, the Company amended its revolving credit facility. The amendment extends the maturity of the facility from September 5, 2002 to December 23, 2003, and creates a new amortization payment schedule. (See Note 4 to the Consolidated Financial Statements for a table of amortization payments.)

Consideration paid to the lenders to complete the amendment was an up-front fee of 1.5% of the outstanding principal balance on June 5, 2001. The interest rate is set at LIBOR plus 5.0% and will step down if certain performance targets are met. As of June 30, 2001 the balance on the revolving credit facility was $250 million.

Other Financial Measurements: Working Capital

At June 30, 2001, the Company had cash and cash equivalents of $19.8 million and a working capital deficit of $245.6 million. This deficit is due to the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, the Company will, more likely than not, operate with a working capital deficit.


Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words expects, believes, anticipates, plans or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2000 under the heading Cautionary Statements.



PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               None

        (b) Reports on Form 8-K

               On June 5, 2001 the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the Company amended its revolving credit facility.




HOLLYWOOD ENTERTAINMENT CORPORATION


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       HOLLYWOOD ENTERTAINMENT CORPORATION

                                 (Registrant)




  August 14, 2001                       /S/James Marcum
------------------        -------------------------------------------------
     (Date)                                James Marcum
                	    Executive Vice President and Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)