Form 10-Q
period 2001-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2001-11-14
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2001

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

	Yes  [X]          No  [ ]

As of October 29, 2001 there were 49,361,936 shares of the registrant's Common Stock outstanding.





                    HOLLYWOOD ENTERTAINMENT CORPORATION
                            September 30, 2001





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
                     (In thousands, except per share amounts)

                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                     ------------------  ------------------
                                       2001      2000       2001      2000
                                     --------  --------  ---------  --------
REVENUE:
    Rental revenue                   $288,398  $262,077  $ 852,169  $796,429
    Product sales                      56,516    44,455    160,062   168,061
                                     --------  --------  ---------  --------
                                      344,914   306,532  1,012,231   964,490
COST OF REVENUE:
    Cost of rental                     93,602    82,695    294,588   253,556
    Cost of product                    39,707    31,754    110,995   148,074
                                     --------  --------  ---------  --------
                                      133,309   114,449    405,583   401,630
                                     --------  --------  ---------  --------

GROSS MARGIN                          211,605   192,083    606,648   562,860

OPERATING COSTS AND EXPENSES:

    Operating and selling             156,706   155,998    462,903   480,685
    General and administrative         23,313    15,832     70,781    54,430
    Restructuring charge for closure
     of internet business                   -         -          -    48,548
    Amortization of intangibles         1,276     1,814      3,781    28,097
                                     --------  --------  ---------  --------
                                      181,295   173,644    537,465   611,760
                                     --------  --------  ---------  --------
INCOME (LOSS) FROM OPERATIONS          30,310    18,439     69,183   (48,900)

Non-operating income (expense):
  Interest income                         131        40        318       142
  Interest expense                    (14,733)  (17,275)   (43,261)  (46,892)
                                     --------  --------  ---------  --------
Income (loss) before income taxes      15,708     1,204     26,240   (95,650)

Benefit from (provision for)
  income taxes                           (334)     (488)      (555)   21,159
                                     --------  --------  ---------  ---------
NET INCOME (LOSS)                    $ 15,374  $    716  $  25,685  $(74,491)
                                     ========  ========  =========  =========

Net income (loss) per share:
   Basic                                $0.31    $ 0.02     $ 0.52    $(1.62)
   Diluted                              $0.28    $ 0.02     $ 0.50    $(1.62)
Weighted average shares outstanding:
   Basic                               49,311    46,207     49,006    46,119
   Diluted                             54,984    46,483     51,836    46,119

The accompanying notes are an integral part of this financial statement



                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share amounts)

                                                 September 30,  December 31,
                                                 ------------   -----------
                                                     2001           2000
                                                 ------------   -----------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    18,886     $    3,268
  Receivables                                         25,701         23,830
  Merchandise inventories                             56,394         54,201
  Prepaid expenses and other current assets           11,524         10,099
                                                 -----------    -----------
     Total current assets                            112,505         91,398

Rental inventory, net                                159,683        168,462
Property and equipment, net                          283,220        323,666
Goodwill, net                                         66,114         69,616
Other assets, net                                     13,680         11,972
                                                 -----------    -----------
                                                 $   635,202    $   665,114
                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Current maturities of long-term obligations   $    73,422    $   261,164
   Accounts payable                                  128,789        169,503
   Accrued expenses                                  112,092        114,633
   Accrued revenue sharing                            33,819         30,855
   Accrued interest                                    7,737         11,817
   Income taxes payable                                4,605          4,844
                                                 -----------    -----------
     Total current liabilities                       360,464        592,816

Long-term obligations, less current portion          445,823        275,237
Other liabilities                                     19,082         19,438
                                                 -----------    -----------
                                                     825,369        887,491
                                                 -----------    -----------
Shareholders' deficit:
   Preferred stock, 19,500,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     49,336,765 and 46,247,599 shares issued
     and outstanding, respectively                   374,080        365,441
   Unearned compensation                              (2,114)             -
   Accumulated deficit                              (562,133)      (587,818)
                                                 -----------    -----------
     Total shareholders' deficit                    (190,167)      (222,377)
                                                 -----------    -----------
                                                 $   635,202    $   665,114
                                                 ===========    ===========


The accompanying notes are an integral part of this financial statement.




                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                   ------------------------
                                                      2001           2000
                                                   -----------    ----------
OPERATING ACTIVITIES:
 Net income (loss)                                  $  25,685     $ (74,491)
 Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
  Depreciation and amortization                       185,919       168,727
  Amortization of deferred financing costs              2,553         1,934
  Tax benefit from exercise of stock options                -            63
  Change in deferred rent                                (356)        1,791
  Change in deferred income taxes                           -       (22,227)
  Net asset write down for closure
   of internet business                                     -        40,087
  Non-cash stock compensation                           6,147             -
 Net change in operating assets and liabilities:
  Receivables                                          (1,871)        1,181
  Merchandise inventories                              (2,193)       (3,279)
  Accounts payable                                    (40,714)       36,522
  Accrued interest                                     (4,080)       (6,215)
  Accrued revenue sharing                               2,964        11,334
  Other current assets and liabilities                 (4,250)          516
                                                    ---------      --------
     Cash provided by operating activities            169,804       155,943
                                                    ---------      --------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                  (126,691)     (130,331)
 Purchases of property and equipment, net              (6,222)      (71,464)
 Increase in intangibles and other assets              (4,495)      (13,187)
                                                    ---------      --------
     Cash used in investing activities               (137,408)     (214,982)
                                                    ---------      --------
FINANCING ACTIVITIES:
 Issuance of long-term obligations                          -        12,511
 Repayments of long-term obligations                  (12,156)      (11,106)
 Proceeds from exercise of stock options                  378           782
 Increase (decrease) in revolving loan, net            (5,000)       60,000
                                                    ---------      --------
     Cash provided by (used in) financing
      activities                                      (16,778)       62,187
                                                    ---------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                  15,618         3,148

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,268         6,941
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF THE THIRD
 QUARTER                                            $  18,886     $  10,089
                                                    =========     =========
NON-CASH FINANCING ACTIVITIES
 Issuance of common stock as part of a legal
  settlement agreement                              $       -     $   2,288

The accompanying notes are an integral part of this financial statement.

HOLLYWOOD ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission. Results of operations for interim periods may not necessarily be indicative of the results that may be expected for the full year or any other period.


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

On October 3, 2001, the FASB issued Statement of Accounting Standards No.
144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business. FAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company for all financial statements issued beginning January 1, 2002.


(2)  Statements of Changes in Shareholders' Deficit

An analysis of the shareholders' deficit amounts for the nine months ended September 30, 2001 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  ---------
Balance at 12/31/2000       46,247,599 $365,441        -  $(587,818) $(222,377)
                            ---------- -------- --------  ---------  ---------
Issuance of common stock:
  Compensation grant         3,000,000 $  3,281                      $   3,281
  Stock options exercised       89,166      378                            378
Stock compensation                        4,980   (2,114)                2,866
Net income                                                   25,685     25,685
                            ---------- -------- --------  ---------  ---------
Balance at 9/30/2001        49,336,765 $374,080   (2,114) $(562,133) $(190,167)
                            ========== ======== ========  =========  =========

(3)  Operating Leases

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $52.9 million and $159.0 million for the three months ended September 30, 2001 and nine months ended September 30 2001, respectively, compared with $52.5 million, and $152.9 for the corresponding periods of the prior year. Most operating leases require payment of additional occupancy costs including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $10.3 million and $30.7 million for the three months ended September 30, 2001 and nine months ended September 30 2001, respectively, compared with $9.5 million, and $28.0 for the corresponding periods of the prior year.

(4)  Long-term Obligations

On June 5, 2001, the Company amended its revolving credit facility. The amendment extends the maturity of the facility from September 5, 2002 to December 23, 2003, and creates a new amortization payment schedule. The new amortization payment schedule on the $240 million outstanding on September 30, 2001 is as follows (in thousands):


                             After       Prior to
                           Amendment     Amendment
                           ---------     ---------
     Fiscal 2001                   -       127,500

     First Quarter 2002       18,500        37,500
     Second Quarter 2002      20,000        37,500
     Third Quarter 2002       20,000        37,500
     Fourth Quarter 2002      40,000

     First Quarter 2003       25,000             -
     Second Quarter 2003      25,000             -
     Third Quarter 2003       25,000             -
     Fourth Quarter 2003      66,500             -
                           ---------     ---------
                             240,000       240,000
                           ---------     ---------

Consideration paid to the lenders to complete the amendment was an up-front fee of 1.5% of the outstanding principal balance on June 5, 2001. The interest rate is set at LIBOR plus 5.0% and will step down if certain performance targets are met.

The Company had the following long-term obligations as of September 30, 2001 and as of December 31, 2000 (in thousands):


                                            September 30,    December 31,
                                            -------------    ------------
                                                 2001            2000
                                              -----------    ----------
Senior subordinated notes *                      $250,000    $  250,000
Borrowings under revolving credit facility        240,000       245,000
Obligations under capital leases                   29,245        41,396
Other                                                   -             5
                                              -----------    ----------
                                                  519,245       536,401
Current portions:
   Credit facility                                 58,500       245,000
   Capital leases                                  14,922        16,164
                                              -----------    ----------
                                                   73,422       261,164
Total long-term obligations                   -----------    ----------
   net of current portion                     $   445,823    $  275,237
                                              ===========    ==========

* Coupon payments at 10.625% are due semi-annually in February and August of each year. The principal amount is due in August 2004.


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

The following tables are a reconciliation of the basic and diluted earnings per share computations: (In thousands, except per share amounts)

                                      Three Months Ended September 30,
                       -------------------------------------------------------
                                 2001                           2000
                       -------------------------    --------------------------
                         Net           Per Share       Net            Per Share
                       Income   Shares   Amounts     Income   Shares   Amounts
                       -------  -------  -------    --------  -------  -------
Basic income
 per share:            $15,374   49,311  $  0.31    $    716   46,207  $   .02
Effect of dilutive
 securities:
   Stock options             -    5,673                    -      276
                       -------  -------             --------  -------
Diluted income
  per share:           $15,374   54,984  $  0.28    $    716   46,483  $   .02
                       =======  =======  =======    ========  =======  =======

Antidilutive stock options excluded from the calculation of diluted income
(loss) per share were 1.7 million shares and 5.5 million shares in the three months ended September 30, 2001 and 2000, respectively.

                                      Nine Months Ended September 30,
                       -------------------------------------------------------
                                 2001                           2000
                       -------------------------    --------------------------
                         Net           Per Share                     Per Share
                       Income   Shares   Amounts      Loss    Shares   Amounts
                       -------  -------  -------    --------  -------  -------
Basic income (loss)
 per share:            $25,685   49,006  $  0.52    $(74,491)  46,119  $ (1.62)
Effect of dilutive
 securities:
   Stock options             -    2,830                    -        -
                       -------  -------             --------  -------
Diluted income (loss)
  per share:           $25,685   51,836  $  0.50    $(74,491)  46,119  $ (1.62)
                       =======  =======  =======    ========  =======  =======

Antidilutive stock options excluded from the calculation of diluted income
(loss) per share were 4.8 million shares and 8.2 million shares in the first nine months of 2001 and 2000, respectively.


(6)  Segment Reporting

The Company identifies its segments based on management responsibility.
The Hollywood Video segment, which consists of the Company's 1,809 retail stores located in 47 states, was the only segment operated by the Company in the three months ended September 30, 2001 and nine months ended September 30, 2001. The Company operated only the Hollywood Video segment in the three months ended September 30, 2000 and the Hollywood Video segment and one other segment, the Reel.com segment, in the nine months September 30, 2000. The Reel.com segment was primarily an e-commerce company specializing in movies. During the second quarter of 2000, the Company announced the discontinuation of e-commerce operations at Reel.com (see Note 7). All assets of Reel.com were transferred to the Hollywood Video segment on June 12, 2000.

The Company measures segment profit as operating profit, which is defined as income (loss) before interest expense and income taxes. Information on segments and a reconciliation to operating income (loss) are as follows (in thousands):


                                     Nine Months Ended September 30, 2000
                                     ------------------------------------
                                      Hollywood
                                        Video      Reel.com      Total
                                     -----------   --------    ----------
Revenue                               $  938,210   $ 26,280    $  964,490
Tape depreciation                         88,621        110        88,731
Other depreciation and amortization       56,504     23,492        79,996
Gross margin                             581,834    (18,974)      562,860
Operating income (loss) *                 73,869   (122,769)      (48,900)
Interest expense, net                     42,484      4,266        46,750
Total assets                           1,119,836          -     1,119,836
Purchases of property and
 equipment, net                           69,946      1,518        71,464


*	Reel.com's operating loss includes a restructuring charge of $69.3 million for discontinued e-commerce operations. The loss also includes $22.7 million in goodwill amortization. Excluding the restructuring charge and goodwill amortization, Reel.com's operating loss would have been $30.8 million for the nine months ended September 30, 2000.


(7) Reel.com Discontinued E-commerce Operations

On June 12, 2000, the Company announced that it would close down the e-commerce business at Reel.com. The Company developed a leading web-site over the seven quarters after Reel.com was purchased in October of 1998, but its business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its video store cash flow. On June 13, 2000, the Company terminated employment of approximately 200 of Reel.com's 240 employees, and paid $1.9 million in involuntary termination benefits. The remaining employees have since been terminated or integrated into Hollywood Entertainment.

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

The restructuring charge line item included $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $25.7 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $19.9 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of September 30, 2001, the Company had paid $7 million of the accrued amounts.

The Company used some of the equipment from Reel.com at the distribution center in Nashville, Tennessee, and at the corporate offices in Wilsonville, Oregon. Equipment not utilized by the Company was sold. Proceeds of $250,000 were received in the third quarter of 2000.

The $20.8 million write down of Reel.com inventory, primarily DVD's, to net realizable value was charged to cost of goods sold. This represented excess product for the Hollywood Video segment. The Company liquidated over 85% of this inventory in 2000. The remaining amount was liquidated or integrated into Hollywood Video inventory in 2001.


(8)   Restructuring Charge for Store Closures

In December 2000, the Company approved a restructuring plan involving the closure and disposition of 43 stores that were not operating to management's expectations (the "Restructuring Plan"). The Company has recognized a charge of $16.9 million, including an $8.0 million write down of property and equipment, a $1.5 million write down of goodwill and an accrual for store closing costs of $7.4 million. The established reserve for cash expenditures is for lease termination fees and other store closure costs. The Company has liquidated and plans to continue liquidating all inventories through store closing sales; any remaining product will be used in other stores.

Revenue during the years ended December 31, 2000, 1999 and 1998 for the stores included in the Restructuring Plan was approximately $15.5 million, $13.4 million and $9.1 million, respectively. Operating results (defined as income or loss before interest expense and income taxes) during the years ended December 31, 2000, 1999 and 1998 for the stores included in the Restructuring Plan were approximately $1.8 million loss, $0.5 million loss and $15,684 income, respectively. For the nine months ended September 30, 2001 these stores recorded a combined net loss of $2.2 million that is included in the Consolidated Statement of Operations.

As of September 30, 2001, the Company had closed 10 of the 43 scheduled stores that are included in the Restructuring Plan and anticipates closing the remaining stores by June 2002. The Company incurred $281,919 in expenses during the nine months ended September 30, 2001 related to the closures.


(9) Related Party Transactions

In July 2001 Boards, Inc. (Boards) opened two Hollywood Video stores as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in January 2001. These stores will be operated by Boards and are not included in the 1,809 stores operated by the Company. Mark Wattles, the Company's Founder, Chief Executive Officer and President, is the majority owner of Boards. Under the license arrangement, Boards will pay the Company $25,000 per store, a royalty of 2% of revenue and may purchase product and services from the Company. At September 30, 2001 Boards owed the Company approximately $506,000 for fees, services, and product including rental inventory to open the stores.


(10) Legal Proceedings

During 1999, Hollywood was named as a defendant in three complaints which have been coordinated into a single action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt employees, which they claim are owed overtime payments in certain stores in California. The case is in the early stages of discovery. A class has not been certified. The Company believes it has provided adequate reserves in connection with this claim and intends to vigorously defend the action.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO against Hollywood and Reel.com, Inc. ("Reel"). 3PF and Reel entered into a Warehousing and Distribution Agreement on February 7, 2000. 3PF has alleged that Reel is in default under the Agreement, has failed to perform material obligations under the Agreement, and has failed to pay amounts due 3PF. 3PF seeks to recover approximately $4.8 million and consequential damages. The parties have substantially completed discovery. The Company believes it has provided adequate reserves in connection with this claim and continues to vigorously defend the action.

The Company is a party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the Company's consolidated financial condition.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net income for the three months ended September 30, 2001 and nine months ended September 30, 2001 was $15.4 million and $25.7 million, respectively, compared with net income of $0.7 million and a net loss of $74.5 million for the corresponding periods of 2000. The improvement in net income was the result of closing down e-commerce operations at Reel.com and improved operating performance in the Company's existing store base.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.



                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                 ----------------------  ----------------------
                                    2001        2000         2001       2000
                                 ----------  ----------  ---------- ----------
                                                   (Unaudited)
REVENUE:
 Rental revenue                       83.6%       85.5%       84.2%      82.6%
 Product sales                        16.4        14.5        15.8       17.4
                                 ----------  ----------  ---------- ----------
                                     100.0       100.0       100.0      100.0
                                 ----------  ----------  ---------- ----------

GROSS MARGIN                          61.4        62.7        59.9       58.4

OPERATING COSTS AND EXPENSES:
 Operating and selling                45.4        50.9        45.7       49.8
 General and administrative            6.7         5.2         7.0        5.7
 Restructuring charge for closure
   of internet business                  -           -           -        5.0
 Amortization of intangibles           0.4         0.6         0.4        2.9
                                 ----------  ----------  ---------- ----------
                                      52.5        56.7        53.1       63.4
                                 ----------  ----------  ---------- ----------

INCOME (LOSS) FROM OPERATIONS          8.9         6.0         6.8       (5.0)
Non-operating expense, net            (4.3)       (5.6)       (4.2)      (4.9)
                                 ----------  ----------  ---------- ----------
Income (loss) before income
 taxes                                 4.6         0.4         2.6       (9.9)

Benefit from (provision for )
   income taxes                       (0.1)       (0.2)       (0.1)       2.2
                                 ----------  ----------  ----------  ---------
NET INCOME (LOSS)                      4.5%        0.2%        2.5%      (7.7%)
                                 ----------  ----------  ----------  ---------






                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                 ----------------------  ----------------------
                                    2001        2000         2001       2000
                                 ----------  ----------  ----------  ----------
OTHER FINANCIAL DATA:

Rental gross margin (1)               67.5%       68.4%       65.4%       68.2%
Product gross margin (2)              29.7%       28.6%       30.7%       11.9%

EBITDA (3) (In thousands)
Hollywood Video segment EBITDA    $ 88,862    $ 68,681    $255,102    $218,991
Reconciliation to Adjusted
 EBITDA (4)
  Add non-cash expenses(5)          22,709      15,924      61,889      51,020
  Less existing store investment
   in new release inventory (6)    (54,844)    (44,591)   (166,001)   (127,527)
                                 ----------  ----------  ----------  ----------
ADJUSTED EBITDA HOLLYWOOD VIDEO     56,727      40,014     150,990     142,484

Reel.com segment EBITDA                  -           -           -     (29,834)
                                 ----------  ----------  ----------  ----------
CONSOLIDATED ADJUSTED EBITDA      $ 56,727    $ 40,014    $150,990    $112,650

CASH FLOW FROM:(In thousands)
Operating activities              $ 68,474    $ 54,899    $169,804    $155,943
Investing activities               (55,600)    (56,093)   (137,408)   (214,982)
Financing activities               (13,755)      6,912     (16,778)     62,187

OPERATING DATA:

Number of stores at quarter end      1,809       1,796       1,809       1,796
Weighted average stores open
 during the period                   1,812       1,786       1,815       1,729
Comparable store revenue
 increase (7)                           11%          1%          4%          4%

---------------------------------

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

(4) Adjusted EBITDA represents EBITDA less the cost of replenishing new release rental inventory for existing stores, which is capitalized, plus non-cash expenses and certain special charges that reduce EBITDA. Adjusted EBITDA should not be viewed as a measure of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operations. Our calculation of Adjusted EBITDA is not necessarily comparable to amounts reported by other companies due to the lack of a uniform definition of Adjusted EBITDA.

(5) Expenses which were non-cash in nature for the current year and prior year include tape loss and the book cost of previously viewed movies sold. Additionally, in the three months ended September 30, 2001 and nine months ended September 30, 2001, non-cash items included $1.6 million and $6.1 million of stock compensation, respectively.

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


REVENUE

Revenue increased by $38.4 million or 12.5% in the three months ended September 30, 2001 and $47.7 million or 4.9% in the nine months ended September 30, 2001 when compared with the corresponding periods of the prior year. Excluding Reel.com, for the nine months ended September 30, 2001 revenue increased by $74 million or 7.9% when compared to the corresponding period of the prior year.
In the three months ended September 30, 2001, and in the nine months ended September 30, 2001, revenue was favorably impacted by comparable store sales of 11% and 4%, respectively. Also favorably impacting revenue was an addition of 16 new superstores for the 12 months ended September 30, 2001.


GROSS MARGIN

Rental margin as a percentage of rental revenue decreased to 67.5% in the three months ended September 30, 2001 from 68.4% in the corresponding period of the prior year. Rental margins for the nine months ended September 30, 2001 decreased to 65.4% from 68.2% in the corresponding period of the prior year. The decrease in margin primarily relates to an increase in rental product depreciation expense caused by changes in depreciation estimates. During the fourth quarter of 2000, the Company made several key observations that led management to change estimates regarding rental inventory lives and residual values. As a result of the growing demand for DVD the estimated residual value of catalog VHS cassettes was reduced from $6.00 to $2.00 and the estimated useful life was reduced from five years to one year. The Company adopted the changes in estimate prospectively on October 1, 2000. By applying these changes prospectively, the Company recorded incremental depreciation of approximately $2 million and $18 million in the three months ended September 30, 2001 and in the nine months ended September 30, 2001, respectively.

Product margin as a percentage of product sales increased to 29.7% in the three months ended September 30, 2001 from 28.6% in the corresponding period of the prior year. The improvement in margin is primarily due to improved margins on previously viewed movie sales. Compared to the prior year, margins on previously viewed product have increased due to the depreciation change in estimate, which results in lower residual values that are charged to cost of product sales.

Product margins for the nine month period ended September 30, 2001 increased to 30.7% from 11.9% in the corresponding period of the prior year. The increase in margin is primarily due to the discontinuation of e-commerce sales at Reel.com in June 2000. Excluding Reel.com, product margins improved to 30.7% from 27.6% primarily due to improved margins on previously viewed movie sales caused by the deprecation change in estimate.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expense in the three months ended September 30, 2001 decreased as a percentage of revenue to 45.4% compared to 50.9% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage on increased revenue and lower advertising expense. The net $0.7 million increase in operating and selling expense in the three months ended September 30, 2001 compared to the corresponding prior year period was primarily the result of new store additions. Payroll and related expenses increased by $3.5 million, rent and related expense by $0.9 million and other operating and selling expenses by $1.1 million. These increases were offset by a decrease in advertising expense of $4.8 million.

Total operating and selling expense for the nine month period ended September 30, 2001 decreased as a percentage of revenue to 45.7% compared to 49.8% in the prior year. The percentage decrease is due to leverage on increased revenue, lower advertising expense and the discontinuation of Reel.com. The decrease of total operating and selling expense for the nine month period ended September 30, 2001 of $17.8 million was primarily caused by the discontinuation of Reel.com, which had operating and selling expense of $27.4 million in the prior year. Excluding Reel.com, there was a net increase of $9.6 million for the nine month period ended September 30 2001, primarily due to new store additions. Payroll and related expense increased by $8.5 million and rent and related expenses by $7.7 million, which was partially offset by a decrease in advertising expense of $6.3 million and other operating and selling expense of $0.3 million.

General and Administrative

General and administrative expenses in the three months ended September 30, 2001 and nine months ended September 30, 2001 increased $7.5 million and $16.4 million, respectively, compared to the corresponding prior year periods to $23.3 million and $70.8 million. The increase for the three months ended September 30, 2001 was primarily due to an increase in payroll and related expenses of $6.4 million when compared to the prior year period, of which $1.6 million was non-cash stock compensation. The increase for the nine months ended September 30, 2001 was primarily due to an increase in payroll and related expenses of $18.0 million. Of the payroll and related expense increase, $5.6 million was compensation expense related to a stock grant to the Company's Chief Executive Officer as part of a three year employment agreement and $2.9 million was non-cash stock compensation associated with the Company's stock option plans. The Company made the decision to invest in certain elements of the business such as the store field supervision structure, the loss prevention function and human resources. The Company believes these investments will have a direct impact on the business by improving the level of execution. The increase was partially offset by the discontinuation of Reel.com, which had general and administrative expenses of $5.1 million in the nine months ended September 30, 2000.


Restructuring Charge for Closure of Internet Business

On June 12, 2000, the Company announced that it would close down the e-commerce business at Reel.com. The Company developed a leading web-site over the seven quarters after Reel.com was purchased in October of 1998, but its business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its video store cash flow. On June 13, 2000, the Company terminated employment of approximately 200 of Reel.com's 240 employees, and paid $1.9 million in involuntary termination benefits. The remaining employees have since been terminated or integrated into Hollywood Entertainment.

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

The restructuring charge line item included $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset write downs, and $25.7 million of accrued liabilities. The assets written down include the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued include $19.9 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.8 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of September 30, 2001, the Company had paid $7 million of the accrued amounts. Charged to cost of goods sold was the write down of Reel.com inventory, primarily DVD's, to net realizable value. This represented excess product for the Hollywood Video segment.

The Company maintains the web-site as a content-only site to minimize any negative effect the Reel.com shutdown may have on existing Hollywood Video store customers. To offset the costs of maintaining the web-site the Company entered into a short-term agreement with Buy.com to direct Reel.com visitors to Buy.com to make purchases. This agreement expired in the current year first quarter. In the current year third quarter the Company entered into a strategic partnership with 800.com that should enable Reel.com to continue as a content-only site. Revenues associated with the Buy.com and 800.com agreements and the expenses of maintaining the web-site have been recognized as earned and incurred, respectively.

Amortization of Intangibles

Amortization of intangibles decreased to $1.3 million and $3.8 million in the three months ended September 30, 2001 and nine months ended September 30, 2001, respectively. The decrease was caused by a write down of Reel.com's goodwill as e-commerce operations were discontinued in the prior year second quarter, and by goodwill write downs in the fourth quarter of 2000 for planned store closures and SFAS No. 121 impairment charges.


NONOPERATING INCOME (EXPENSE), NET

Interest expense, net of interest income, decreased by $2.6 million and $3.8 million in the three months ended September 30, 2001 and nine months ended September 30, 2001, respectively, compared to the corresponding periods of the prior year. The decrease is due to decreased borrowings under the Company's revolving credit facility and lower interest rates.


INCOME TAXES

The Company's income tax rate is 2.1% for both the three months ended September 30, 2001 and the nine months ended September 30, 2001, compared with a provision of 40.5% and a benefit of 22.1% for the corresponding periods in the prior year. The difference between the tax provision for the nine months ended September 30, 2001 and the tax benefit recorded in the prior year period resulted primarily from minimum state taxes in excess of statutory state income taxes, nondeductible executive compensation and a valuation allowance placed against the net deferred tax assets. The decrease in the effective rate for the three months ended September 30, 2001 compared to the prior year is due to a decrease in taxable income. The estimated fiscal 2001 effective rate impact attributable to the change in valuation allowance is 40%.


LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company generates substantial operating cash flow because most of its revenue is received in cash from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the nine months ended September 30, 2001 funded the Company's debt service requirements and all capital expenditures with enough cash left over to reduce accounts payable and accrued liabilities by $46 million and long-term obligations by over $17 million. At September 30, 2001 the Company had $18.9 million of cash and cash equivalents on hand.

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


Cash Provided by Operating Activities

Net cash flow provided by operating activities increased by $14 million in the nine months ended September 30, 2001 when compared to the corresponding period of the prior year. The Company's net income/loss plus adjustments to reconcile net income/loss to cash provided by operating activities increased by $104 million or 90% in the nine months ended September 30, 2001 compared to the corresponding period of the prior year. The increase was due to the discontinuation of e-commerce operations at Reel.com and improved operating performance in the existing store base. The increase was offset by pay-downs of accounts payable and accrued liabilities of $46 million compared to a net increase in accounts payable and accrued liabilities of $42 million in the prior year period.


Cash Used in Investing Activities

Net cash used in investing activities decreased by $77.6 million, or 36%, to $137.4 million in the nine months ended September 30, 2001 from $215 million in the corresponding period of the prior year. The decrease was primarily due to fewer new store openings. The Company opened only 6 new stores in the first nine months of 2001 compared to 184 in the first nine months of 2000. The Company anticipates that the number of new store openings in 2001 will be fewer than 10.

Capital expenditures other than rental inventory include equipment, fixtures, and leasehold improvements for new and existing stores, remodeling projects, and implementing and upgrading office and store technology. We anticipate that capital expenditures, other than purchases of rental inventory, will be less than $10 million in 2001, of which approximately 70% is anticipated to relate to new, relocated and remodeled stores and related store maintenance. The remaining balance relates to corporate capital expenditures.


Cash Provided by Financing Activities

In the nine months ended September 30, 2001 the Company's cash flow from financing activities was a net use of $16.8 million compared to $62.2 million of cash provided by financing activities in the nine months ended September 30, 2000. The slowing of store growth coupled with an increase of cash provided by operations is allowing the Company to operate with internally generated cash flow instead of outside financing.

On June 5, 2001, the Company amended its revolving credit facility. The amendment extends the maturity of the facility from September 5, 2002 to December 23, 2003, and creates a new amortization payment schedule. (See Note 4 to the Consolidated Financial Statements for a table of amortization payments.)

Consideration paid to the lenders to complete the amendment was an up-front fee of 1.5% of the outstanding principal balance on June 5, 2001. The interest rate is set at LIBOR plus 5.0% and will step down if certain performance targets are met. As of September 30, 2001 the balance on the revolving credit facility was $240 million.


Other Financial Measurements: Working Capital

The Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries because of the accounting treatment of rental inventory as a non-current asset. At September 30, 2001, the Company had cash and cash equivalents of $18.9 million and a working capital deficit of $248 million. This deficit is due to the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets, which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. As a result, the Company will, more likely than not, operate with a working capital deficit.


Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words expects, believes, anticipates, plans or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the heading "Cautionary Statements".





PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               None

        (b) Reports on Form 8-K

               None reported during the period.





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






1

10