Form 10-K/A
period 2000-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2002-01-29
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC  20549

                                   FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2000
                              -----------------
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


REVENUE SHARING

In the fourth quarter of 1998, we began entering into revenue sharing arrangements directly with the majority of all the studios with respect to video tapes. In most cases, these arrangements are entered into on a title-by-title basis and provide for a revenue-sharing period of 26 weeks. In some cases (currently two), these arrangements are entered into on a longer-term basis and are generally applicable to all titles satisfying specified criteria that are released by the applicable studio during the term of the arrangement. Under all of these arrangements, in exchange for acquiring agreed upon quantities of tapes at reduced or no up-front cost, we share agreed upon portions of the revenues that we derive from the tapes with the applicable studio.

We believe that we are one of the few retailers who have revenue sharing arrangements with all the major studios, including Buena Vista, Columbia Tri-Star, DreamWorks, MGM, Paramount, Twentieth Century Fox, Universal Studios, and Warner. These revenue sharing arrangements provide a major competitive advantage for us and have the following significant benefits:

    They provide the opportunity to substantially increase the quantity and selection of newly released video titles in stock and decrease the in-store copy depth problems that have plagued the industry for years;

    They allow for significantly increased availability of new release movies; and

    They align the studios' economic interest more closely with our interests.

In addition, we believe that revenue sharing has increased the revenues received on an annual basis by the studios through increased rental activity of new releases as well as greater distribution and revenues on non-hit movies that we might not otherwise purchase. Consequently, it has been our experience that the studios with which we enter into revenue-sharing arrangements on a tape-by-tape basis are willing to do so with respect to substantially all of the titles that they release at rental prices.


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


PRICING

The Company retains the flexibility to modify its rental terms from time to time by communicating those terms to its customers at the point of sale. Revenue sharing arrangements significantly increased the number of new release videocassettes acquired by the Company, thereby allowing the Company to introduce a 5-day rental program on all product in the majority of the stores. In exchange for this added convenience to our customers, the Company increased its prices in the majority of the stores in the fourth quarter of 1998 from $1.49 to $1.99 for catalog titles and from $2.99 to $3.49 for new releases. In the fourth quarter of 1999, the Company increased its pricing on new releases from $3.49 to $3.79 in the majority of its stores. DVDs are priced at $3.79 for five days. We did not raise prices in 2000. Customers who fail to return the tapes, DVDs and games within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price. We believe that our pricing structure and rental terms provide consumers convenient entertainment and excellent value.


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




                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company has not paid any cash dividends on its common stock since its initial public offering in July 1993 and anticipates that future earnings will be retained for the development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors. Loan covenants contained in its senior subordinated notes limit the amount of dividends the Company may pay and the amount of stock it may repurchase. As of December 31, 2000, these covenants effectively prohibit any dividends or stock repurchases. The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "HLYW". The following table sets forth the quarterly high and low bid prices per share, as reported on Nasdaq.

                    2000                  1999
             ----------------------------------------
  Quarter       High     Low         High       Low
  -------    -------    ------    --------    -------
  First       $15.00     $6.56      $34.69     $17.13

  Second        8.38      6.06       28.13      16.88

  Third         9.88      6.38       20.00      11.63

  Fourth        7.50      0.63       17.50      12.50


As of December 31, 2000, there were 219 holders of record of the Company's common stock.


In October 1998, the Company issued and sold 5,982,537 shares of Common Stock and 2,380,263 shares of Series A Redeemable Preferred Stock in connection with the acquisition of Reel.com. 1,982,537 shares of the Common Stock were issued for aggregate cash consideration of $26,764,250 and 1,380,263 shares of the Series A Redeemable Preferred Stock were issued for aggregate cash consideration of $18,633,551. The balance of the shares of Common Stock and Series A Redeemable Preferred Stock were issued in exchange for issued and outstanding shares of Reel.com. The issuance and sale of these shares was exempt from the registration requirements of Section 5 of the Securities Act of 1993, as amended (the "Securities Act"), by virtue of Section 4(2) thereof. These shares were issued and sold to a limited number of persons to whom disclosure was provided and from whom "private placement" representations were obtained, without the use of any general solicitation. In addition, certificates evidencing these shares bore legends indicating that they were issued without registration and, accordingly, that resales thereof were restricted. The exemption provided by Section 4(2) also applied to the Common Stock issuable upon conversion of the Series A Redeemable Preferred Shares.

On January 24, 2000, the Company issued 200,000 shares of Common Stock to Rentrak Corporation as part of a litigation settlement. These shares were valued by the Company at the time of their issuance at $11.438 per share, or $2,287,600. The issuance of these shares was exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) thereof. These shares were issued and sold to a single person to whom disclosure was provided and from whom a "private placement" representation was obtained, without the use of any general solicitation. In addition, a certificate evidencing these shares bore a legend indicating that they were issued without registration and, accordingly, that resales thereof were restricted.


ITEM 6.   SELECTED FINANCIAL DATA

                                    Year Ended December 31,
                     ------------------------------------------------------
                        2000        1999        1998       1997      1996
                     ----------  ----------  ---------  ---------  --------
OPERATING RESULTS:
Revenue              $1,296,237  $1,096,841   $763,908   $500,501  $302,342
                     ----------  ----------  ---------  ---------  --------
Income (loss) from
 operations            (436,321)     (2,513)   (36,451)    23,303    38,418
                     ----------  ----------  ---------  ---------  --------
Interest expense         62,302      45,691     33,355     14,302     4,339
                     ----------  ----------  ---------  ---------  --------
Income (loss) before
 extraordinary
 item and cumulative
 effect of a change
 in accounting
 principle             (530,040)    (49,858)   (50,464)     5,559    20,630
                     ----------  ----------  ---------  ---------  --------
Net income (loss)      (530,040)    (51,302)   (50,464)     4,996    20,630
                     ----------  ----------  ---------  ---------  --------
Net Income (Loss)
 Per Share Before
 Extraordinary Item
 and Cumulative
 Effect of a Change
 in Accounting
 Principle:
   Basic                $(11.48)     $(1.09)    $(1.30)     $0.15     $0.60
   Diluted              $(11.48)      (1.09)     (1.30)      0.15      0.59
                     ----------  ----------  ---------  ---------  --------
Net Income (Loss)
 Per Share:
   Basic                $(11.48)     $(1.13)    $(1.30)     $0.14     $0.60
   Diluted              $(11.48)      (1.13)     (1.30)      0.13      0.59
                     ----------  ----------  ---------  ---------  --------
---------------------------------------------------------------------------
BALANCE SHEET DATA:
Rental inventory,
 net                    $168,462    $339,912  $259,255   $226,051  $144,264
Property and
 equipment, net          323,666     382,345   328,182    234,497   115,812
Total assets             665,114   1,053,291   936,330    691,165   453,605
Long-term
 obligations(1)          536,401     533,906   392,145    233,496    82,361
Shareholders' equity
 (deficit)              (222,377)    304,529   347,591    291,938   277,013

---------------------------------------------------------------------------
OPERATING DATA:
Number of stores at
 year end                  1,818       1,615     1,260        907       551
Weighted average stores
 open during the year      1,751       1,405     1,074        694       398
Comparable store
 revenue increase (2)         2%         12%        8%         3%        7%
--------------------------------------------------------------------------




                                       Year Ended December 31,
                     ------------------------------------------------------
                        2000        1999        1998       1997      1996
                     ----------  ----------  ---------  ---------  --------
OTHER DATA:
Hollywood superstores
  EBITDA (3)             176,942     265,787   168,158    162,445   125,534
Reconciliation to
Adjusted EBITDA (4)
 -Add special
  charges (5)             44,673      26,885    99,910     26,320         -
 -Add non-cash
  expenses (6)           126,260      49,627    51,143     18,022     7,994
 -Less existing
  Store investment
  in new release
  inventory (7)         (173,787)   (137,794) (189,814)  (125,301)  (75,788)
                       ---------   ---------  --------   --------  --------
Adjusted EBITDA
 Superstores             174,088     204,505   129,397     81,486    57,740
Reel.com EBITDA(8)       (29,834)    (46,902)   (7,322)         -         -
                       ---------   ---------  --------   --------  --------
Consolidated Adjusted
  EBITDA                 144,254     157,603   122,075     81,486    57,740
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

(3) EBITDA represents income (loss) from operations, before interest, tax, depreciation and amortization. EBITDA should not be viewed as a measure of financial performance under Generally Accepted Accounting Principles
     (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operations. This calculation of EBITDA is not necessarily comparable to reported EBITDA of other companies due to the lack of a uniform definition of EBITDA.

(4) Adjusted EBTIDA represents income (loss) from operations, before interest, tax, depreciation and amortization ("EBITDA"), plus certain special charges, plus non-cash expenses minus the cost of replenishing new release rental inventory for existing stores which is capitalized. Adjusted EBITDA should not be viewed as measures of financial performance under GAAP or as substitute for GAAP measurements such as net income or cash flow from operations. Our calculation of Adjusted EBITDA is not necessarily comparable to reported Adjusted EBITDA of other companies due to the lack of uniform definition of EBITDA and Adjusted EBITDA.


(5)  These special charges include:

     -2000: $11.1 million accrued for the settlement of revenue sharing contract disputes, $10.5 million accrued for the settlements of pending litigation, $9.5 million accrued for lease termination fees, $7.3 million accrued for store closure costs, $3.5 million for unearned retention bonuses paid to key members of management and $2.7 million in severance agreements;
     -1999: litigation settlement charges of $25.4 million related to the settlement of the Fox and Rentrak lawsuits (see Item 3. Legal Proceedings) and a $1.4 million charge for the cumulative effect of a change in accounting principle (see Note 1 to the Consolidated
      Financial Statements);
     -1998: an inventory write-down of $99.9 million (see Note 5 to the
      Consolidated Financial Statements);
     -1997: a litigation settlement of $18.9 million, an inventory write-down of $2.3 million, $4.6 million related to a failed self-tender offer, and $.6 million from a loss on early extinguishment of debt.

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


REVENUE

Revenue increased by $199.4 million, or 18.2%, in 2000 compared to 1999, primarily due to the addition of 203 new superstores in 2000. Revenue was also favorably impacted by an increase of 2% in comparable store revenue in the current year. The discontinuation of e-commerce operations in June 2000 by Reel.com unfavorably impacted revenue. Revenue increased by $332.9 million, or 44%, in 1999 compared to 1998, due to the addition of 355 new superstores in 1999 combined with an increase of 12% in comparable store revenue and the full year impact of Reel.com, acquired in October 1998. The Company ended 2000 with 1,818 superstores operating in 47 states, compared to 1,615 stores operating in 44 states at the end of 1999 and 1,260 stores operating in 42 states at the end of 1998. The Company increased its prices at most stores in the fourth quarter of 1998 from $1.49 to $1.99 for five day rentals of catalog titles and from $2.99 to $3.49 for new releases. Concurrently with the price increase of new releases, the initial rental period was extended from one day to five days. Customers who fail to return movies within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price. Rental revenue from initial rental periods was $538 million, $801 million and $937 million for 1998, 1999 and 2000, respectively. Rental revenue from extended rental periods was $95 million, $93 million and $134 million for 1998,
1999 and 2000, respectively.   In the fourth quarter of 1999, the Company
increased prices at most stores from $3.49 to $3.79 for all new rental releases. The Company did not increase price in 2000.


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

Rental gross margin as a percentage of rental revenue increased to 68.8% in 1999 from 57.1% in 1998. In the fourth quarter of 1998, the Company significantly changed its business model. In order to increase the quantity and selection of newly released video titles and satisfy the customer's demand while trying to mitigate the Company's risk, we entered into revenue sharing arrangements with major studios. Prior to these revenue sharing arrangements, the Company paid approximately $60 to $65 per videocassette for major theatrical releases that were priced for rental in the United States. The Company was seldom able to fully satisfy its customer's demand for new releases under this fixed price model. The Company expected that the revenue sharing model would have a significant impact on the Company's cost of rental as it changed its business model from a primarily fixed to a primarily variable cost approach. Starting in the fourth quarter of 1998, revenue sharing payments became a significant component of the Company's cost of rental. The revenue sharing arrangements made it necessary for the Company to make adjustments to its inventory valuation as of October 1, 1998 in order to account for the shorter rental lives that videocassettes have in the revenue sharing business model because initial customer demand is satisfied significantly sooner. As a result of this change, the Company recorded a $99.9 million charge to reflect a reduction in the carrying value of rental inventory in the fourth quarter of 1998(See Note 5). Excluding this charge, rental margins decreased as a percentage of rental revenues from 72.9% in 1998 to 68.8% in 1999. This decrease was primarily due to increased revenue sharing payments to studios and increased rental revenues.

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

As of the original filing of this Annual Report on Form 10-K, the Company anticipated paying all accrued store closure costs in 2001 and planned to liquidate all inventories pursuant to store closure sales, with any remaining product being used in other stores. Due to the unexpected improvement in operating performance in a majority of the stores selected for closure, the Company amended the Restructuring Plan in December 2001. In accordance with the amended plan, a majority of the 31 stores still opened as of December 31, 2001 will be removed from the store closure list. As a result, the Company presently expects to reverse in the fourth quarter of 2001 a substantial portion of the remaining accrual for store closure costs recorded in the fourth quarter of 2000.

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

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. At December 31, 2000, the future minimum annual rental commitments under non- cancelable operating leases were as follows:

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

Subsequent to the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on June 5, 2001, the Company amended its revolving credit facility. The amendment extended the maturity of the facility from September 5, 2002 to December 23, 2003, and created a new amortization payment schedule. As such, the Company's independent accountants removed the going concern paragraph from their report. See Note 26 to the consolidated financial statements for information regarding the new amortization payment schedule.

The revolving credit facility was amended on March 22, 2000 to exclude the Company's then wholly owned subsidiary, Reel.com, from the operation of various covenants upon the consummation of certain proposed financing arrangements involving Reel.com, which arrangements were never consummated. On June 8, 2000 the Company obtained a waiver for certain covenant violations, including the minimum leverage ratio covenant and a covenant regarding loans to affiliated persons. This temporary waiver was extended on June 20, 2000 and again on July 28, 2000. The revolving credit facility was amended on August 4, 2000 to permanently amend these covenants. As consideration for the requested amendment, the Company agreed to certain new covenants which, among other things, placed restrictions on capital expenditures and store growth. These amendments did not effect the amortization schedule of the credit facility.

As of December 31, 2000, the Company was in violation of covenants regarding tangible net worth, the leverage ratio and the interest coverage ratio contained within the credit facility. The Company was able to obtain the appropriate waiver for the violations. However, this waiver expires May 5, 2001. Because it is probable the Company will incur covenant violations after May 5, 2001 without a restructured agreement, in accordance with FAS 78, Classification of Obligations That Are Callable by the Creditor, the Company has reclassified $112.5 million of the credit facility that matures in 2002 to current liabilities on the consolidated balance sheet as of December 31, 2000.

Other Financial Measurements: Working Capital

At December 31, 2000, we had cash and cash equivalents of $3.3 million and a working capital deficit of $501.4 million. The classification of the $245 million outstanding under the Company's revolving credit facility as current debt was a significant factor contributing to the working capital deficit. Other factors contributing to the working capital deficit were the accounting treatment of rental inventory as discussed below and an increase in certain accrued liabilities. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. In particular, the Company does not believe that the classification of rental inventory as non-current assets and the classification of rental inventory acquisition costs as current liabilities significantly affects its ability to operate its business or pay its obligations as they become due. However, the other factors contributing to the Company's working capital deficit, unless timely resolved, could significantly impair the Company's ability to operate its business and pay its obligations when they become due.


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

Currently, video stores receive movie titles approximately two months earlier than pay-per-view, cable and satellite distribution companies. Due to the large, reliable market that home video provides for studios for both hit and non-hit movies when compared to the alternative pay-per-view sources, it is likely that movie studios will continue to make movie titles available exclusively to video stores before they are made available to additional distribution channels. See "Item 1. Business - Industry Overview - Movie Studio Dependence on Video Retail Industry" and "Item 1. Business Competition." If movie studios change this distribution schedule such that video stores were no longer the first distribution channel to receive a movie title after a movie studio's theatrical release or to provide for the earlier release of movie titles to pay-per-view providers, such as direct broadcast satellite, cable television or other distribution channels, however, this could make these alternative technologies more attractive and economical than video rental, which could have a material adverse effect on our business.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements, notes, schedules and exhibits filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as amended by this Form 10-K/A:

     (a)(1), (2) FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Accountants dated March 21, 2001, except as to Note 25 which is as of March 29, 2001, and except as to Notes 26 and 27 which are as of December 20, 2001, are filed herewith:

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

4.1      Specimen Common Stock certificate.

10.1 Indenture, dated August 13, 1997, between the Registrant and U.S. Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (No.333-35351) (the "1997 S-4")), as supplemented by the First Supplemental Indenture, dated as of June 24, 1999, between the Registrant and the Trustee (incorporated by reference to Exhibit 4.2 of the 1999 S-4) and the Second Supplemental Indenture, dated as of January 20, 2000, between the Registrant and the Trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.2 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Form S-1).

10.4 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Form S-1).

10.5 Amendment to Credit Agreement dated as of March 22, 2000 among the Company, Societe Generale, as agent, the Co-Agents and the Lenders (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.6 Revolving Credit Agreement, as amended as of August 4, 2000, among the Registrant, as Borrower, and Societe Generale, Goldman Sachs Credit Partners L.P. and certain other financial institutions, as Lenders, and Societe Generale, as Agent for the Lenders, Goldman Sachs Credit Partners, L.P., as Documentation Agent, and Credit Lyonnais Los Angeles Branch, Deutsche Bank AG, New York Branch, U.S. Bank National Association and KeyBank National Association, as Co-Agents
        (incorporated by reference to Exhibit 10.1 of the Registrant's
         Quarterly Report on Form 10-Q/A for the quarter ended September 30,
         2000).

10.7 Amendment to Credit Agreement dated as of June 5, 2001 among the Company, Societe Generale, as agent, the Co-Agents and the Lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 5, 2001).

10.8 Amendment to Credit Agreement dated as of November 28, 2001 among the Company, Societe Generale, as agent, the Co-Agents and the Lenders.

10.9 Separation and Severance Agreement effective as of October 24, 2000 between the Registrant and Jeffrey B. Yapp (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

10.10 Offer of Employment Term Sheet effective as of January 25, 2001 from the Registrant to Mark J. Wattles (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

10.11 Change of Control Plan for Senior Management dated as of February 3, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

10.12 Consent to partial principal deferral dated as of March 5, 2001 between the Registrant and Societe Generale, as agent, the Co-Agents as defined, and the Lenders as defined (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001).

10.13 Revenue Sharing Agreement dated March 2, 1998 between the Registrant and Buena Vista Home Entertainment, Inc (Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment).

10.14 Revenue Sharing Agreement dated July 31, 2001 between the Registrant and MGM Home Entertainment(Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment).

10.15 Administrative Services Agreement dated as of January 1, 1998 between Hollywood Management Corporation and Hollywood Entertainment Corporation.

10.16 Income Tax Allocation Agreement dated as of January 1, 1998 between Hollywood Management Corporation and Hollywood Entertainment Corporation.

10.17 Intellectual Property License Agreement between Hollywood Management Corporation and Hollywood Entertainment Corporation.

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

In our report dated March 21, 2001, except as to Note 25, which is as of March 29, 2001, we added an explanatory paragraph to our opinion stating that there was substantial doubt about the Company's ability to continue as a going concern because management believed that they may not be able to make the payments on their line of credit as they came due. As disclosed in the consolidated financial statements in Note 26, the Company has successfully renegotiated their line of credit with new payment terms. Accordingly, our present opinion on the consolidated financial statements as presented herein does not include such an explanatory paragraph.

As discussed in Note 5 of the consolidated financial statements, the Company changed its amortization method for videocassette rental inventory in 1998.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

March 21, 2001, except as to Note 25 which is as of March 29, 2001, and except as to Notes 26 and 27 which are as of December 20, 2001



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

Long-lived Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"), the Company reviews for impairment of long-lived assets, and goodwill related to those assets, to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports for indicators of impairment. The Company considers a trend of unsatisfactory operating results that are not in line with management's expectations to be its primary indicator of potential impairment. When an indicator of impairment is noted, for purposes of Statement 121, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g. at the store level). The Company deems a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount of the store exceeds its fair value. Fair value is estimated using a discounted future cash flow valuation technique similar to that used by management in making a new investment decision. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. See Note 8 for estimated impairments at December 31, 2000.

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


8.  IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 2000, the Company experienced negative same store sales for the first time in 21 quarters while major competitors experienced positive same store sales. With a strong slate of new release titles, this decline in same store sales was unexpected and occurred at a time when the Company was facing substantial uncertainty with respect to its liquidity as discussed in Note 16. These changes in circumstance triggered an impairment analysis in accordance with the Company's policy outlined in Note 1. The Company identified 293 impaired stores and recorded a charge of $74.3 million. The non-cash charge included $44.3 million classified as operating and selling in the consolidated statement of operations that reduced the net carrying amount of property and equipment, and $30 million classified as amortization of intangibles that reduced the net carrying amount of goodwill. Property and equipment primarily consisted of leasehold improvements and fixtures that could not be used in other locations.


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


18.  SHAREHOLDERS' EQUITY

Preferred Stock

At December 31, 2000, the Company was authorized to issue 25,000,000 shares of preferred stock in one or more series. With the exception of 2,119,737 shares which have been designated as "Series A Redeemable Preferred Stock" but have not been issued, the Board of Directors has authority to designate the preferences, special rights, limitations or restrictions of such shares. The Company issued and sold a total of 2,380,263 shares of Series A Redeemable Preferred Stock in connection with the Reel.com acquisition. These shares were converted into Common Stock on a one-for-one basis upon shareholder approval on December 30, 1998, and were thereupon restored to the status of authorized but undesignated and unissued shares of preferred stock.


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


26. SUBSEQUENT EVENT: CHANGE IN MATURITY OF LONG-TERM OBLIGATIONS

On June 5, 2001, the Company amended its revolving credit facility. The amendment extends the maturity of the facility from September 5, 2002 to December 23, 2003, and creates a new amortization payment schedule. The new amortization payment schedule on the $250 million outstanding on June 30, 2001 is as follows (in thousands):

                             After       Prior to
                           Amendment     Amendment
                           ---------     ---------
     Second Quarter 2001                    62,500
     Third Quarter 2001                     37,500
     Fourth Quarter 2001       8,500        37,500

     First Quarter 2002       20,000        37,500
     Second Quarter 2002      20,000        37,500
     Third Quarter 2002       20,000        37,500
     Fourth Quarter 2002      40,000

     First Quarter 2003       25,000
     Second Quarter 2003      25,000
     Third Quarter 2003       25,000
     Fourth Quarter 2003      66,500
                           ---------     ---------
                             250,000       250,000
                           ---------     ---------

Consideration paid to the lenders to complete the amendment was an up-front fee of 1.5% of the outstanding principal balance on June 5, 2001. The interest rate is set at LIBOR plus 5.0% and will step down if certain performance targets are met.

27. CONSOLIDATING FINANCIAL STATEMENTS

Hollywood Entertainment Corporation (HEC) had only one wholly owned subsidiary as of December 31, 2000, Hollywood Management Company (HMC). HMC may in the future become a guarantor of certain indebtedness of HEC. HEC previously had a wholly owned subsidiary named Reel.com (Reel) that was merged with and into HEC in June 2000. The consolidating condensed financial statements below present the results of operations and financial position of the subsidiaries of the Company.



Consolidating Condensed Balance Sheet
December 31, 2000
(in thousands)


                           ---------- --------  --------   ---------
                               HEC      HMC      Elimin-    Consol-
                                                 ations     idated
                           ---------- --------  --------   ---------
ASSETS
Cash and cash equivalents  $    1,915 $  1,353 $      --   $   3,268
Accounts receivable            19,205  379,665  (375,040)     23,830
Merchandise inventories        54,201       --        --      54,201
Prepaid expenses and other
 current assets                 8,169    1,930        --      10,099
Total current assets           83,490  382,948  (375,040)     91,398
Rental inventory, net         168,462       --        --     168,462
Property & equipment, net     311,812   11,854        --     323,666
Goodwill, net                  69,616       --        --      69,616
Other assets, net              11,453    4,527    (4,008)     11,972
Total Assets               $  644,833 $399,329 $(379,048)  $ 665,114

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $  261,164 $     -- $      --   $ 261,164
Accounts payable              375,040  169,503  (375,040)    169,503
Accrued expenses                6,049  108,584        --     114,633
Accrued revenue sharing            --   30,855        --      30,855
Accrued interest                   --   11,817        --      11,817
Income taxes payable               --    4,844        --       4,844
Total current liabilities     642,253  325,603  (375,040)    592,816
Long-term obligations, less
 current portion              275,237       --        --     275,237
Other liabilities              19,438       --        --      19,438
Total liabilities             936,928  325,603  (375,040)    887,491
Preferred stock
Common stock                  365,441    4,008    (4,008)    365,441
Retained earnings
 (accumulated deficit)       (657,536)  69,718        --    (587,818)
Total shareholders' equity
 equity (deficit)            (292,095)  73,726    (4,008)   (222,377)
Total liabilities and
 shareholders equity
 (deficit)                 $  644,833 $399,329 $(379,048)  $ 665,114


Consolidating Condensed Balance Sheet
December 31, 1999
(in thousands)


                           ---------- -------- -------- --------- -----------
                               HEC      HMC      Reel    Elimin-    Consol-
                                                         ations     idated
                           ---------- -------- -------- --------- -----------
ASSETS
Cash and cash equivalents  $    1,716 $  5,173 $     52 $      --  $    6,941
Accounts receivable            60,376  168,410       90  (186,197)     42,679
Merchandise inventories        58,587       --   25,786        --      84,373
Income taxes receivable            --    1,797       --        --       1,797
Prepaid expenses and other
 current assets                 7,771    1,321    1,285        --      10,377
Total current assets          128,450  176,701   27,213  (186,197)    146,167
Rental inventory, net         339,629       --      283        --     339,912
Property & equipment, net     365,701   12,277    4,367        --     382,345
Goodwill, net                 107,963       --   37,541        --     145,504
Investment in subsidiary       96,641       --       --   (96,641)         --
Deferred income tax asset      25,805       --       --        --      25,805
Other assets, net              13,558       --       --        --      13,558
Total Assets               $1,077,747 $188,978 $ 69,404 $(282,838) $1,053,291

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   14,493 $     -- $     -- $      --  $   14,493
Accounts payable              154,638   76,632   66,505  (186,197)    111,578
Accrued expenses                2,176   54,565    7,825        --      64,566
Accrued revenue sharing            --    9,402       --        --       9,402
Accrued interest                   --   11,865       --        --      11,865
Total current liabilities     171,307  152,464   74,330  (186,197)    211,904
Long-term obligations, less
 current portion              519,413       --       --        --     519,413
Other liabilities              17,445       --       --        --      17,445
Total liabilities             708,165  152,464   74,330  (186,197)    748,762
Preferred stock
Common stock                  362,307       --       --        --     362,307
Retained earnings
 (accumulated deficit)          7,275   36,514 (101,567)       --     (57,778)
Additional paid in capital                       96,641   (96,641)         --
Total shareholders' equity
 equity (deficit)             369,582   36,514   (4,926)  (96,641)    304,529
Total liabilities and
 shareholders equity
 (deficit)                 $1,077,747 $188,978 $ 69,404 $(282,838) $1,053,291


Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2000
(in thousands)

                           ---------- --------  -------- ---------  ----------
                               HEC      HMC       Reel    Elimin-     Consol-
                                                          ations      idated
                           ---------- --------  -------- ---------  ----------
Revenue                    $1,272,832 $134,253 $  26,280 $(137,128) $1,296,237
Cost of revenue               739,996       --    45,254        --     785,250
Gross profit                  532,836  134,253   (18,974) (137,128)    510,987

Operating costs & expenses:
 Operating and selling        655,164   30,822    27,445        --     713,431
 General & administrative     164,904   77,327     5,139  (137,128)    110,242
Restructuring charges:
 Closure of Internet
  business                         --       --    46,862        --      46,862
 Store closures                16,859       --        --        --      16,859
Amortization of intangibles    37,163       88    22,663        --      59,914
Income (loss) from
  operations                 (341,254)  26,016  (121,083)       --    (436,321)

Interest income                    --   26,689        --   (26,514)        175
Interest expense              (84,550)      --    (4,266)   26,514     (62,302)
Income (loss) before
  income taxes               (425,804)  52,705  (125,349)       --    (498,448)
(Provision for) income taxes   (1,061) (19,501)  (11,030)       --     (31,592)
Net income (loss)          $ (426,865) $33,204 $(136,379) $     --   $(530,040)


Consolidating Condensed Statement of Operations
Twelve months ended December 31, 1999
(in thousands)

                           ---------- -------- -------- --------  ----------
                               HEC      HMC      Reel    Elimin-    Consol-
                                                         ations     idated
                           ---------- -------- -------- --------  ----------
Revenue                    $1,057,754 $ 61,333 $ 41,962 $(64,208) $1,096,841
Cost of revenue               389,531       --   44,349       --     433,880
Gross profit                  668,223   61,333   (2,387) (64,208)    662,961

Operating costs & expenses:
 Operating and selling        478,879    4,936   38,867              522,682
 General & administrative     110,510   32,310    7,261  (64,208)     85,873
Amortization of intangibles     6,896       --   50,023       --      56,919
Income (loss) from
  operations                   71,938   24,087  (98,538)      --      (2,513)

Interest income                    --   11,627       --  (11,413)        214
Interest expense              (52,669)      --   (4,435)  11,413     (45,691)
Income (loss) before income
taxes & cumulative effect
 adjustment                    19,269   35,714 (102,973)      --     (47,990)
(Provision for) benefit
 from income taxes             (9,054) (13,214)  20,400       --      (1,868)
Income (loss) before cumulative
 effect of a change in
 accounting principle          10,215   22,500  (82,573)      --     (49,858)
Cumulative effect of a
 change in accounting
 principle (net of income
 tax benefit of $983)              --   (1,444)      --       --      (1,444)
Net income (loss)          $   10,215  $21,056 $(82,573) $    --    $(51,302)


Consolidating Condensed Statement of Operations
Twelve months ended December 31, 1998
(in thousands)

                           ---------- -------- -------- --------  ---------
                               HEC      HMC      Reel    Elimin-   Consol-
                                                         ations    idated
                           ---------- -------- -------- --------  ---------
Revenue                    $  759,533 $ 46,300 $  7,250 $(49,175) $ 763,908
Cost of revenue               352,448       --    7,129       --    359,577
Gross profit                  407,085   46,300      121  (49,175)   404,331

Operating costs & expenses:
 Operating and selling        369,658    7,440    5,630       --    382,728
 General & administrative      63,766   20,981    1,971  (49,175)    37,543
Amortization of intangibles     6,067       --   12,544       --     18,611
Purchased in-process
 research & development            --       --    1,900       --      1,900
Income (loss) from
 operations                   (32,406)  17,879  (21,924)      --    (36,451)

Interest income                    --    6,657       --   (6,516)       141
Interest expense              (39,705)      --     (166)   6,516    (33,355)
Income (loss) before income
 taxes                        (72,111)  24,536  (22,090)      --    (69,665)
(Provision for) benefit
 from income taxes             25,183   (9,078)   3,096       --     19,201
Net income (loss)          $  (46,928) $15,458 $(18,994) $    --   $(50,464)


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2000
(in thousands)

                           ---------- --------  ---------  ----------
                               HEC      HMC        Reel     Consol-
                                                            idated
                           ---------- --------  ---------  ----------
Operating activities:
 Net income (loss)         $ (426,865)$ 33,204  $(136,379) $ (530,040)
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization                489,488    5,349     23,602     518,439
 Non-cash asset write downs    30,548    3,838     25,509      59,895
 Tax benefit from exercise
  of stock options                 63       --         --          63
 Change in deferred rent        1,993       --         --       1,993
 Change in deferred income
  taxes                        25,805       --         --      25,805
 Net change in operating
  assets & liabilities        121,373  (36,928)    88,271     172,716
Cash provided by operating
 activities                   242,405    5,463      1,003     248,871

Investing activities:
 Purchases of rental
  inventory, net             (176,926)      --        173    (176,753)
 Purchase of property &
  equipment, net              (67,735)  (8,676)    (1,228 )   (77,639)
 Increase in intangibles
  & other assets                 (823)    (607)        --      (1,430)
Cash used in investing
 activities                  (245,484)  (9,283)    (1,055)   (255,822)

Financing activities:
 Proceeds from the sale of
  common stock, net                --       --         --          --
 Issuance of long-term
  obligations                  12,511       --         --      12,511
 Repayments of long-term
  obligations                 (15,016)      --         --     (15,016)
 Proceeds from exercise
  of stock options                783       --         --         783
 Increase in revolving
  loan, net                     5,000       --         --       5,000
 Cash provided by financing
 activities                     3,278       --         --       3,278

Increase (decrease) in cash
 and cash equivalents             199   (3,820)       (52)     (3,673)
Cash and cash equivalents
 at beginning of year           1,716    5,173         52       6,941
Cash and cash equivalents
 at end of year             $   1,915 $  1,353 $       --  $    3,268


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 1999
(in thousands)

                           ---------- -------- --------  ----------
                               HEC      HMC      Reel      Consol-
                                                           idated
                           ---------- -------- --------  ----------
Operating activities:
 Net income (loss)         $   10,215 $ 21,056 $(82,573) $  (51,302)
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization                169,402    3,739   51,637     224,778
 Non-cash asset write downs        --    1,444       --       1,444
 Tax benefit from exercise
  of stock options              3,848       --       --       3,848
 Change in deferred rent        3,565       --       --       3,565
 Change in deferred income
  taxes                        (1,545)      --       --      (1,545)
 Net change in operating
  assets & liabilities        (22,489) (15,007)  33,859      (3,637)
Cash provided by operating
 activities                   162,996   11,232    2,923     177,151

Investing activities:
 Purchases of rental
  inventory, net             (185,638)      --     (239)   (185,877)
 Purchase of property &
  equipment, net             (100,573)  (8,231)  (3,454)   (112,258)
 Investment in businesses
  acquired                    (17,434)      --       --     (17,434)
 Increase in intangibles
  & other assets               (5,119)      --      350      (4,769)
Cash used in investing
 activities                  (308,764)  (8,231)  (3,343)   (320,338)

Financing activities:
 Proceeds from the sale of
  common stock, net                --       --       --          --
 Issuance of long-term
  obligations                  90,162       --       --      90,162
 Repayments of long-term
  obligations                  (8,401)      --       --      (8,401)
 Repurchase of common stock        --
 Proceeds from exercise
  of stock options              4,392       --       --       4,392
 Increase in revolving
  loan, net                    60,000       --       --      60,000
Cash provided by financing
 activities                   146,153       --       --     146,153

Increase (decrease) in cash
 and cash equivalents             385    3,001     (420)      2,966
Cash and cash equivalents
 at beginning of year           1,331    2,172      472       3,975
Cash and cash equivalents
 at end of year             $   1,716 $  5,173 $     52  $    6,941


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 1998
(in thousands)

                           ---------- -------- --------  ----------
                               HEC      HMC      Reel      Consol-
                                                           idated
                           ---------- -------- --------  ----------
Operating activities:
 Net income (loss)         $  (46,928)$ 15,458 $(18,994) $  (50,464)
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization                183,374      773   12,702     196,849
 Non-cash asset write downs    99,910       --    1,900     101,810
 Tax benefit from exercise
  of stock options              2,563       --       --       2,563
 Change in deferred rent        3,961       --       --       3,961
 Change in deferred income
  taxes                       (27,236)      --       --     (27,236)
 Net change in operating
  assets & liabilities         19,036   (5,501)   5,623      19,158
Cash provided by operating
 activities                   234,680   10,730    1,231     246,641

Investing activities:
 Purchases of rental
  inventory, net             (265,157)      --       (1)   (265,158)
 Purchase of property &
  equipment, net             (122,806)  (8,558)    (758)   (132,122)
 Investment in businesses
  acquired                    (40,804)      --       --     (40,804)
 Increase in intangibles
  & other assets                 (327)      --       --        (327)
Cash used in investing
 activities                  (429,094)  (8,558)    (759)   (438,411)

Financing activities:
 Proceeds from the sale of
  common stock, net            45,398       --       --      45,398
 Issuance of long-term
  obligations                      --       --       --          --
 Repayments of long-term
  obligations                  (2,429)      --       --      (2,429)
 Repurchase of common stock   (10,510)      --       --     (10,510)
 Proceeds from exercise
  of stock options              4,376       --       --       4,376
 Increase in revolving
  loan, net                   155,001       --       --     155,001
Cash provided by financing
 activities                   191,836       --       --     191,836

Increase (decrease) in cash
 and cash equivalents          (2,578)   2,172      472          66
Cash and cash equivalents
 at beginning of year           3,909       --       --       3,909
Cash and cash equivalents
 at end of year             $   1,331 $  2,172 $    472  $    3,975



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of January 28, 2002.

                    Hollywood Entertainment Corporation


                       By: /S/ JAMES MARCUM
                       ---------------------------
                             James Marcum
                        Executive Vice President
                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of January 28, 2002.

Signatures            Title


/S/ MARK J. WATTLES
----------------
Mark J. Wattles       Chairman of the Board of Directors,
                      and Chief Executive Officer
                      (Principal Executive Officer)

/S/ JAMES MARCUM
---------------
James Marcum          Executive Vice President
                      and Chief Financial Officer
                      (Principal Financial and Accounting Officer)

/S/ DONALD J. EKMAN
---------------
Donald J. Ekman       Director


/S/ WILLIAM P. ZEBE
---------------
William P. Zebe       Director


/S/ JAMES N. CUTLER JR.
-------------------
James N. Cutler Jr.   Director


/S/ DOUGLAS GLENDENNING
-------------------
Douglas Glendenning   Director