Form 10-Q/A
period 2001-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2002-02-13
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q/A


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

                                   OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXHANGE ACT OF 1934

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




HOLLYWOOD ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000, filed with the Securities and Exchange Commission.


(1)  Accounting Policies

The consolidated financial statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 2000 audited consolidated financial statements included in the Company's annual report on Form 10-K/A. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported net loss or shareholders' equity.

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


(9) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one wholly owned subsidiary during the three months ended March 31, 2001, Hollywood Management Company
(HMC). HMC may become a guarantor of certain indebtedness of HEC. The consolidating condensed financial statements below present the results of operations and financial position of HEC and HMC.


Consolidating Condensed Statement of Operations
Three months ended March 31, 2001
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
Revenue                    $  342,964 $ 38,862 $ (39,581) $  342,245
Cost of revenue               144,441       --        --     144,441
Gross profit                  198,523   38,862   (39,581)    197,804

Operating costs & expenses:
 Operating and selling        149,971    3,184        --     153,155
 General & administrative      52,699   11,850   (39,581)     24,968
 Amortization of intangibles    1,155       94        --       1,249
Income (loss)from operations   (5,302)  23,734        --      18,432

Interest income                    --    9,175    (9,152)         23
Interest expense              (24,005)      --     9,152     (14,853)
Income (loss) before
 income taxes                 (29,307)  32,909        --       3,602
(Provision for) benefit
 from income taxes             12,100  (12,176)       --         (76)
Net income (loss)          $  (17,207)$ 20,733 $      --  $    3,526


Consolidating Condensed Balance Sheet
March 31, 2001
(in thousands)


                           ---------- -------- ---------   ---------
                               HEC      HMC      Elimin-    Consol-
                                                 ations     idated
                           ---------- -------- ---------   ---------
ASSETS
Cash and cash equivalents  $    1,916 $ 17,111 $      --   $  19,027
Accounts receivable            18,654  355,621  (350,863)     23,412
Merchandise inventories        51,017       --        --      51,017
Prepaid expenses and other
 current assets                 7,976    1,772        --       9,748
Total current assets           79,563  374,504  (350,863)    103,204
Rental inventory, net         154,994       --        --     154,994
Property & equipment, net     299,863   10,537        --     310,400
Goodwill, net                  68,462       --        --      68,462
Other assets, net              10,810    4,746    (4,008)     11,548
Total Assets               $  613,692 $389,787 $(354,871)  $ 648,608

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $  272,380 $     -- $      --   $ 272,380
Accounts payable              350,863  157,510  (350,863)    157,510
Accrued expenses                5,499   98,950        --     104,449
Accrued revenue sharing            --   28,637        --      28,637
Accrued interest                   --    5,123        --       5,123
Income taxes payable               --    5,108        --       5,108
Total current liabilities     628,742  295,328  (350,863)    573,207
Long-term obligations, less
 current portion              271,567       --        --     271,567
Other liabilities              19,404       --        --      19,404
Total liabilities             919,713  295,328  (350,863)    864,178
Preferred stock
Common stock                  371,987    4,008    (4,008)    371,987
Unearned compensation          (3,265)      --        --      (3,265)
Accumulated deficit          (674,743)  90,451        --    (584,292)
Total shareholders' equity
 equity (deficit)            (306,021)  94,459    (4,008)   (215,570)
Total liabilities and
 shareholders equity
 (deficit)                 $  613,692 $389,787 $(354,871)  $ 648,608


Consolidating Condensed Statement of Cash Flows
Three months ended March 31, 2001
(in thousands)

                           ---------- -------- ----------
                               HEC      HMC      Consol-
                                                 idated
                           ---------- --------  ----------
Operating activities:
 Net income (loss)         $  (17,207)$ 20,733 $    3,526
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization                 64,981    1,567     66,548
 Tax benefit from exercise
  of stock options                 --       --         --
 Change in deferred rent          (34)      --        (34)
 Change in deferred income
  taxes                            --       --         --
 Non cash stock compensation    3,281       --      3,281
 Net change in operating
  assets & liabilities        (20,814)  (6,073)   (26,887)
Cash provided by operating
 activities                    30,207   16,227     46,434

Investing activities:
 Purchases of rental
  inventory, net              (35,493)      --    (35,493)
 Purchase of property &
  equipment, net               (2,225)    (156)    (2,381)
 Increase in intangibles
  & other assets                  (34)    (313)      (347)
Cash used in investing
 activities                   (37,752)    (469)   (38,221)

Financing activities:
 Proceeds from the sale of
  common stock, net                --       --         --
 Issuance of long-term
  obligations                      --       --         --
 Repayments of long-term
  obligations                  (3,954)      --     (3,954)
 Proceeds from exercise
  of stock options                 --       --         --
 Increase in revolving
  loan, net                    11,500       --     11,500
Cash provided by financing
 activities                     7,546       --      7,546

Increase (decrease) in cash
 and cash equivalents               1    15,758    15,759
Cash and cash equivalents
 at beginning of year           1,915     1,353     3,268
Cash and cash equivalents
 at end of year             $   1,916 $  17,111 $  19,027



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

(3) EBITDA represents income (loss) from operations before interest, tax, depreciation and amortization. EBITDA should not be viewed as a measure of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operations. This calculation of EBITDA is not necessarily comparable to reported EBITDA of other companies due to the lack of a uniform definition of EBITDA.

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


REVENUE

Revenue increased by $6.9 million, or 2%, in the current year first quarter compared with the corresponding period of the prior year. The increase was primarily due to the addition of 115 new superstores in the twelve months ended March 31, 2001 partially offset by the discontinuation of e-commerce revenue from Reel.com. Rental revenue from initial rental periods was $253 million in the current year first quarter compared to $239 million in the prior year first quarter. Rental revenue from extended rental periods was $38 million for the current year first quarter compared to $33 million for the prior year first quarter.


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

Other Financial Measurements: Working Capital

At March 31, 2001, the Company had cash and cash equivalents of $19 million and a working capital deficit of $470 million. The classification of the $256.5 million outstanding under the Company's revolving credit facility as current debt was a significant factor contributing to the working capital deficit. Other factors contributing to the working capital deficit were the accounting treatment of rental inventory as discussed below and an increase in certain accrued liabilities. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. In particular, the Company does not believe that the classification of rental inventory as non-current assets and the classification of rental inventory acquisition costs as current liabilities significantly affects its ability to operate its business or pay its obligations as they become due. However, the other factors contributing to the Company's working capital deficit, unless timely resolved, could significantly impair the Company's ability to operate its business and pay its obligations when they become due.




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




February 12, 2002                        /S/JAMES MARCUM
------------------        -------------------------------------------------
     (Date)                               James Marcum
                	    Executive Vice President and Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)