Form 10-Q/A
period 2001-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2002-02-13
CIK 905895

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


(9) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one wholly owned subsidiary during the six months ended June 30, 2001, Hollywood Management Company (HMC). HMC may become a guarantor of certain indebtedness of HEC. The consolidating condensed financial statements below present the results of operations and financial position of HEC and HMC.


Consolidating Condensed Statement of Operations
Six months ended June 30, 2001
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
Revenue                    $  668,755 $ 73,240 $ (74,678) $  667,317
Cost of revenue               272,274       --        --     272,274
Gross profit                  396,481   73,240   (74,678)    395,043

Operating costs & expenses:
 Operating and selling        299,890    6,307        --     306,197
 General & administrative      99,081   23,065   (74,648)     47,468
 Amortization of intangibles    2,321      184        --       2,505
Income (loss) from operations  (4,811)  43,684        --      38,873

Interest income                    --   18,316   (18,129)        187
Interest expense              (46,657)      --    18,129     (28,528)
Income(loss)before
 income taxes                 (51,468)  62,000        --      10,532
(Provision for) benefit
 from income taxes             22,719  (22,940)       --        (221)
Net income (loss)          $  (28,749)$ 39,060 $      --  $   10,311


Consolidating Condensed Balance Sheet
June 30, 2001
(in thousands)


                           ---------- -------- ---------   ---------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------   ---------
ASSETS
Cash and cash equivalents  $    1,918 $ 17,849 $      --   $  19,767
Accounts receivable            18,407  364,700  (356,856)     26,251
Merchandise inventories        54,397       --        --      54,397
Prepaid expenses and other
 current assets                 7,958    3,474        --      11,432
Total current assets           82,680  386,023  (356,856)    111,847
Rental inventory, net         148,486       --        --     148,486
Property & equipment, net     286,915    9,188        --     296,103
Goodwill, net                  67,294       --        --      67,294
Other assets, net              13,914    4,745    (4,008)     14,651
Total Assets               $  599,289 $399,956 $(360,864)  $ 638,381

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   64,210 $     -- $      --   $  64,210
Accounts payable              356,856  142,744  (356,856)    142,744
Accrued expenses                6,065   99,917        --     105,982
Accrued revenue sharing            --   26,133        --      26,133
Accrued interest                   --   13,913        --      13,913
Income taxes payable               --    4,463        --       4,463
Total current liabilities     427,131  287,170  (356,856)    357,445
Long-term obligations, less
 current portion              469,167       --        --     469,167
Other liabilities              19,254       --        --      19,254
Total liabilities             915,552  287,170  (356,856)    845,466
Preferred stock                    --       --        --          --
Common stock                  372,594    4,008    (4,008)    372,594
Unearned compensation          (2,572)      --        --      (2,572)
Accumulated deficit          (686,285) 108,778        --    (577,507)
Total shareholders' equity
 equity (deficit)            (316,263) 112,786    (4,008)   (207,485)
Total liabilities and
 shareholders equity
 (deficit)                 $  599,289 $399,956 $(360,864)  $ 638,381


Consolidating Condensed Statement of Cash Flows
Six months ended June 30, 2001
(in thousands)

                           ---------- -------- -------- ----------
                               HEC      HMC     Elimin-   Consol-
                                                ations    idated
                           ---------- -------- -------- ----------
Operating activities:
 Net income (loss)         $ (28,749)$ 39,060 $     -- $  10,311
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization               125,873    3,151       --   129,024
 Change in deferred rent        (184)      --       --      (184)
 Change in deferred income
  taxes                           --       --       --        --
 Non cash stock compen-
  sation                        4,580      --       --     4,580
 Net change in operating
  assets & liabilities        (17,385)(25,012)      --   (42,397)
Cash provided by operating
 activities                    84,135  17,199       --   101,334

Investing activities:
 Purchases of rental
  inventory, net              (74,123)     --       --   (74,123)
 Purchase of property &
  equipment, net               (2,901)   (301)      --    (3,202)
 Increase in intangibles
  & other assets               (4,085)   (402)      --    (4,487)
Cash used in investing
 activities                   (81,109)   (703)      --   (81,812)

Financing activities:
 Proceeds from the sale of
  common stock, net                --      --       --       --
 Issuance of long-term
  obligations                      --      --       --       --
 Repayments of long-term
  obligations                  (8,024)     --       --   (8,024)
 Proceeds from exercise
  of stock options                  1      --       --        1
 Increase in revolving
  loan, net                     5,000      --       --    5,000
Cash provided by financing
 activities                    (3,023)     --       --   (3,023)

Increase (decrease) in cash
 and cash equivalents               3  16,496       --   16,499
Cash and cash equivalents
 at beginning of year           1,915   1,353       --    3,268
Cash and cash equivalents
 at end of year             $   1,918 $17,849  $    -- $ 19,767


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


REVENUE

Revenue increased by $2.4 million, or 1%, in the current year second quarter and $9.3 million, or 1% in the current year six months compared with the corresponding periods of the prior year. Excluding Reel.com revenue increased by $14.4 million, or 5%, in the current year second quarter and $35.6 million, or 6%, in the current year six months compared with the corresponding periods of the prior year. The increase was primarily due to the addition of 43 new superstores in the twelve months ended June 30, 2001. An increase in comparable store revenue of 1% and 0% in the current year second quarter and six months, respectively, also favorably impacted revenue. Rental revenue from initial rental periods was $237 million in the current year second quarter and $490 million in the six months ended June 30, 2001 compared to $231 million and $470 million in the corresponding periods of the prior year. Rental revenue from extended rental periods was $36 million in the current year second quarter and $74 million in the six months ended June 30, 2001 compared to $31 million and $65 million in the corresponding periods of the prior year.


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

Other Financial Measurements: Working Capital

At June 30, 2001, the Company had cash and cash equivalents of $19.8 million and a working capital deficit of $246 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory as discussed below. Other factors contributing to the deficit are the current amounts due under the revolving credit facility and significant accrued expenditures. Rental inventories are accounted for as non-current assets under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, the Company believes working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, the Company will, more likely than not, operate with a working capital deficit. The Company believes the current existence of a working capital deficit does not effect its ability to operate its business and meet obligations as they come due.


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