Form 10-Q/A
period 2001-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2002-02-13
CIK 905895

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


(11) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one wholly owned subsidiary during the nine months ended September 30, 2001, Hollywood Management Company
(HMC). HMC may become a guarantor of certain indebtedness of HEC. The consolidating condensed financial statements below present the results of operations and financial position of HEC and HMC.


Consolidating Condensed Statement of Operations
Nine months ended September 30, 2001
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
Revenue                    $1,014,388 $111,029 $(113,186) $1,012,231
Cost of revenue               405,583       --        --     405,583
Gross profit                  608,805  111,029  (113,186)    606,648

Operating costs & expenses:
 Operating and selling        453,351    9,552        --     462,903
 General & administrative     148,970   34,997  (113,186)     70,781
 Amortization of intangibles    3,502      279        --       3,781
Income from operations          2,982   66,201        --      69,183

Interest income                    --   26,757   (26,439)        318
Interest expense              (69,700)      --    26,439     (43,261)
Income (loss) before income
 Taxes                        (66,718)  92,958        --      26,240
(Provision for) benefit
 from income taxes             33,839  (34,394)       --        (555)
Net income (loss)          $  (32,879)  58,564        --      25,685




Consolidating Condensed Balance Sheet
September 30, 2001
(in thousands)


                           ---------- -------- ---------   ---------
                               HEC      HMC      Elimin-    Consol-
                                                 ations     idated
                           ---------- -------- ---------   ---------
ASSETS
Cash and cash equivalents  $    1,915 $ 16,971 $      --   $  18,886
Accounts receivable            17,953  378,966  (371,218)     25,701
Merchandise inventories        56,394       --        --      56,394
Prepaid expenses and other
 current assets                 8,044    3,480        --      11,524
Total current assets           84,306  399,417  (371,218)    112,505
Rental inventory, net         159,683       --        --     159,683
Property & equipment, net     274,526    8,694        --     283,220
Goodwill, net                  66,114       --        --      66,114
Other assets, net              13,022    4,666    (4,008)     13,680
Total Assets               $  597,651 $412,777 $(375,226)  $ 635,202

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   73,422 $     -- $      --   $  73,422
Accounts payable              371,218  128,789  (371,218)    128,789
Accrued expenses                6,555  105,537        --     112,092
Accrued revenue sharing            --   33,819        --      33,819
Accrued interest                   --    7,737        --       7,737
Income taxes payable               --    4,605        --       4,605
Total current liabilities     451,195  280,487  (371,218)    360,464
Long-term obligations, less
 current portion              445,823       --        --     445,823
Other liabilities              19,082       --        --      19,082
Total liabilities             916,100  280,487  (371,218)    825,369
Preferred stock
Common stock                  374,080    4,008    (4,008)    374,080
Unearned compensation          (2,114)                       (2,114)
Accumulated deficit          (690,415) 128,282        --    (562,133)
Total shareholders' equity
 equity (deficit)            (318,449) 132,290    (4,008)   (190,167)
Total liabilities and
 shareholders equity
 (deficit)                 $  597,651 $412,777 $(375,226)  $ 635,202



Consolidating Condensed Statement of Cash Flows
Nine months ended September 30, 2001
(in thousands)

                           ---------- -------- ----------
                               HEC      HMC      Consol-
                                                 idated
                           ---------- -------- ----------
Operating activities:
 Net income (loss)         $  (32,879)$ 58,564 $   25,685
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization                183,714    4,758    188,472
Tax benefit from exercise
  of stock options                 --       --         --
 Change in deferred rent         (356)      --       (356)
 Non cash stock compensation    6,147       --      6,147
Net change in operating
  assets & liabilities         (4,177) (45,967)   (50,144)
Cash provided by operating
 activities                   152,449   17,355    169,804

Investing activities:
 Purchases of rental
  inventory, net             (126,691)      --   (126,691)
 Purchase of property &
  equipment, net               (4,905)  (1,317)    (6,222)
 Increase in intangibles
  & other assets               (4,075)    (420)    (4,495)
Cash used in investing
 activities                  (135,671)  (1,737)  (137,408)

Financing activities:
 Proceeds from the sale of
  common stock, net                --       --         --
 Issuance of long-term
  obligations                      --       --         --
 Repayments of long-term
  obligations                 (12,156)      --    (12,156)
 Proceeds from exercise
  of stock options                378       --        378
 Increase in revolving
  loan, net                    (5,000)      --     (5,000)
Cash provided by financing
 activities                   (16,778)      --    (16,778)

Increase (decrease) in cash
 and cash equivalents              --   15,618     15,618
Cash and cash equivalents
 at beginning of year           1,915    1,353      3,268
Cash and cash equivalents
 at end of year             $   1,915 $ 16,971 $   18,886



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


REVENUE

Revenue increased by $38.4 million or 12.5% in the three months ended September 30, 2001 and $47.7 million or 4.9% in the nine months ended September 30, 2001 when compared with the corresponding periods of the prior year. Excluding Reel.com, for the nine months ended September 30, 2001 revenue increased by $74 million or 7.9% when compared to the corresponding period of the prior year.
In the three months ended September 30, 2001, and in the nine months ended September 30, 2001, revenue was favorably impacted by comparable store sales of 11% and 4%, respectively. Also favorably impacting revenue was an addition of 16 new superstores for the 12 months ended September 30, 2001. Rental revenue from initial rental periods was $252 million in the current year third quarter and $742 million in the nine months ended September 30, 2001 compared to $230 million and $700 million in the corresponding periods of the prior year. Rental revenue from extended rental periods was $37 million in the current year third quarter and $111 million in the nine months ended September 30, 2001 compared to $31 million and $96 million in the corresponding periods of the prior year.


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

The Company believes that cash flow from operations, increased flexibility under the amended credit facility, cash on hand and trade credit will provide adequate liquidity and capital resources to execute its business plan for the next twelve months. With respect to the Company's longer term cash requirements and desire for increased financial and operating flexibility, taking into account the scheduled expiration of the amended credit facility in 2003 and the maturity of the Company's outstanding subordinated notes in 2004, the Company will likely need to effect additional capital and/or financing transactions, such as the procurement of a new credit facility and/or the issuance of debt and/or equity securities. Accordingly, the Company continues to analyze its capital structure and related flexibility, and from time to time, may consider additional capital and/or financing transactions as a source of incremental liquidity. Although the Company believes that it will be able to timely effect additional capital and/or financing transactions on acceptable terms, any failure to do so could impair the Company's ability to execute its business plan over the longer term and/or satisfy its other cash requirements over the longer term.


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



PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        4.1 Third Supplemental Indenture, dated as of February 12, 2002, between Hollywood Entertainment Corporation, as Issuer, Hollywood Management Company, as Subsidiary Guarantor, and BNY Western Trust Company, as Trustee.


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