Form 10-K
period 2001-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2002-04-01
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2001
                              -----------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]    No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]
     On March 15, 2002, the registrant had 58,203,058 shares of Common Stock outstanding, and on such date, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $862,133,594 based upon the last sale price reported for such date on the Nasdaq National Market.





                                    PART I

ITEM 1.   BUSINESS

GENERAL

We are the second largest specialty retailer of rentable home videocassettes, DVDs and video games in the United States. We operate approximately 1,800 Hollywood Video superstores in 47 states and the District of Columbia and estimate our share of the domestic videocassette and DVD rental market to be approximately 10%. For the year ended December 31, 2001, our average store generated revenue of approximately $766,000. Our total revenue (excluding our discontinued Reel.com operations) for the years ended December 31, 2000 and 2001 was $1.270 billion and $1.380 billion, respectively, representing increases of 20.4% and 8.7% over the comparable prior periods. For the year ended December 31, 2001, approximately 83% of our revenue was derived from the rental of movies, in both the VHS and DVD format, and games. The remainder of our revenue was generated from the sale of new and previously-viewed movies and games and concessions.

Following our inception in 1988, we grew our revenue through new store openings as well as by increasing our comparable store sales. We opened an average of 306 stores per year from 1996 through 2000. We also produced comparable store sales increases in 24 of the last 25 quarters, including an 11% increase for both the third and fourth quarters of 2001 (as compared in each case to the corresponding quarter of the preceding year).

During the second half of 2000 and in 2001 we made significant improvements to our management team, including the reinstatement of our founder as President and the hiring of a new Chief Operating Officer and Chief Financial Officer.
We also discontinued our e-commerce operations and modified our business strategy to curtail new store openings for a period of time and focus more intently on the opportunities that exist in our existing stores. Our current management team is focused on implementing our business strategy through a disciplined approach to our operational and financial performance and objectives. After being a net user of cash since our inception, we have been a net generator of cash since the fourth quarter of 2000.

Our goal is to continue to build a strong national brand and an effective superstore format that distinguishes us from our competitors. Our branding strategy is designed to cause consumers to identify us with the entertainment industry, while our superstore format is designed to encourage multiple rentals per visit and repeat visits. In each superstore, we focus on providing a superior selection of movies and video games in an inviting atmosphere that encourages browsing. Our customer transaction database contains information on about 34 million household member accounts, enabling us to engage in targeted marketing based on historical usage patterns.


INDUSTRY OVERVIEW

Industry Data

In this report on Form 10-K, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications and other third-party sources. Although we believe the information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.

Home Video Industry

According to Adams Media Research ("AMR"), the total domestic video retail industry (consisting of both rentals and sales) grew approximately 11% in 2001, from $21.1 billion in revenue in 2000 to $23.4 billion in 2001, and is expected to grow to over $34.0 billion by 2010. According to AMR, the domestic videocassette and DVD rental industry hit an all-time high of $10.8 billion in revenue for 2001, while sales of movie videos were approximately $12.5 billion.

We believe the following factors, among others, continue to make video rental a preferred medium of entertainment for millions of customers.

- the continued improvement in home entertainment technology (e.g., DVD, surround sound, HDTV);

- the opportunity to entertain one or more people at home for a reasonable price;

-  the opportunity to browse among a very broad selection of movies; and

- the ability to control the viewing experience, such as the ability to start, stop, pause, fast-forward and rewind.

According to AMR, VCR penetration now stands at 93.5% of the 102.6 million domestic television households. In addition, AMR predicts that DVD player shipments will exceed 13.0 million units in 2001, bringing the total number of DVD households to 24.8 million, representing penetration of nearly 25% of domestic television households, and that DVD player penetration will increase to 45.7 million households, or nearly 50% of domestic television households, by 2003. AMR also reported that the growth rate of DVD player sales in their first four years of existence has outpaced comparable initial sales growth rates for CD players and VCRs by multiples of 3 to 1 and 8 to 1, respectively.

The home video rental industry is highly fragmented but has experienced consolidation in recent years as video store chains have gained significant market share from independent store operators. Based upon information published by Video Store Magazine, we estimate that the three largest video rental store chains (including Hollywood Video) had a 53% market share of all domestic consumer video rentals in 2000 (including estimated revenues associated with franchise stores), with the remainder of the market share largely represented by small independent store operators.

Movie Studio Dependence on Video Retail Industry

According to AMR, the home video industry is the single largest source of revenue to movie studios and represented approximately $9.5 billion, or 54.8%, of the $17.4 billion of estimated domestic studio revenue in 2000. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenues alone. According to the Motion Picture Association of America, in 2000, the average movie generated approximately $30.0 million in worldwide theater revenue for studios. Over the past few years, the average total cost to make and market a movie has increased significantly to over $82.0 million. Therefore, the average movie loses approximately $50.0 million at the box office and relies on other sources of revenue, most importantly home video, to become profitable. Due to the unique browsing characteristics of the retail environment, a Hollywood Video store's average customer rents slightly over 2.0 movies per transaction-frequently one hit and one non-hit movie. Because of this, we offer for rental almost all movies produced by the movie studios regardless of whether they were successful at the box office, including movies released direct-to-video, thus providing movie studios with a reliable source of revenue for almost all of their movies.

As a result of the importance of the video retail industry to the movie studios' revenue base, the home video rental and sales (sell-through) markets enjoy a period of time in which they have the exclusive rights to distribute a movie. This period typically begins after a film finishes its domestic theatrical run (usually five months after its debut) or upon its release to video (in the case of direct-to-video releases) and lasts for 30 to 90 days thereafter. This period of exclusivity is intended to maximize revenue to the movie studio prior to a movie being released to other distribution channels, including pay-per-view, video-on-demand, pay-TV and broadcast television, and provides what we believe is a significant competitive advantage.

Trends in Video Rental and Sales

Studios have historically sold videocassettes to video retailers under two pricing structures, "rental" and "sell-through." Under rental pricing, rental titles are initially sold by the movie studios at relatively high prices (typically $60 to $65 wholesale) and promoted primarily for rental, and then later re-released to retailers for sale to consumers at a lower price (typically $10 to $15). Certain high-grossing box office films, generally with box office revenue in excess of $100.0 million, are targeted at the sell-through market. These titles are released on videocassette at a relatively low initial price (approximately $12 to $17 wholesale) and are both promoted as a rental title by video stores and sold directly to consumers through a broad array of retailers including video stores. Studios elect to release a title either as rental or sell-through based on which would optimize their income from the title. Due to the high up-front costs associated with rental pricing, it was difficult for rental retailers to buy enough copies to satisfy customer demand in the first few weeks of a title's release.

In 1998, the major studios and several large video retailers, including Hollywood, began entering into revenue sharing arrangements for VHS videocassettes as an alternative to the historical "rental" pricing structures. These arrangements have produced significant benefits for us, including:

-  substantially increasing the volume of newly released videos in our stores;

- contributing to an increase in revenues resulting from a rise in the total number of transactions and the number of videocassettes rented per transaction; and

- aligning the studios' economic interests more closely with ours because they share a portion of the rental revenue.

As a result, we currently acquire the majority of all of our VHS videocassettes from studios under revenue sharing arrangements.

With the introduction of DVD as a new technology for the home video industry, in November 1998 we introduced DVDs in all of our stores, resulting in the most successful introduction of a new format in our history. DVDs are our fastest growing new category in both rental and sales of new and previously-viewed product due to increased interest in older movie titles as a result of the substantial improvement in picture and sound quality over VHS and the rapid adoption and rollout of DVD hardware to domestic households as a result of its affordable price.

Currently, we acquire the majority of our DVDs for rental inventory from studios at attractive sell-through prices (typically $17-$18). This pricing methodology by the movie studios has enabled us to offer depth and selection to satisfy high consumer demand for DVD rentals. In addition, as consumers increasingly prefer the DVD medium, we have experienced significant growth in the sale of previously-viewed DVDs. As a result of the acceptance of DVD by consumers and the success of VHS revenue sharing for both the video retailers and the movie studios, we and the movie studios believe that there may be a benefit to DVD revenue sharing in the future. In August 2001, we announced our first DVD revenue sharing arrangement with a major studio and entered into our second DVD revenue sharing arrangement in January 2002. We believe that, with or without revenue sharing, we will be able to continue strong growth in DVD.

Home Video Game Industry

According to NPD Group, Inc. ("NPD"), the electronic game industry was approximately a $9.4 billion market in the United States in 2001. Also, according to International Data Corporation ("IDC"), the home video game industry is projected to grow by a compound annual growth rate of approximately 45% from 2001 through 2003 as a result of the recent high profile platform launches of the Sony PlayStation 2, Nintendo GameCube and the Microsoft Xbox. We expect this growth to positively impact game rentals as a recent survey conducted by the Sega of America consumer research department illustrated a strong inclination of game enthusiasts to rent titles before committing to their purchase, as three out of every five game players rented video games at least once a month with the average video game enthusiast renting nine different titles in the past six months. We believe the key factors contributing to this growth opportunity, which we expect to result in increased sales and rental of video game products, includes the following:

   Hardware platform technology evolution

   Video game hardware has evolved significantly from the early products launched in the 1980s. With the launch of three new gaming systems in 2001, Nintendo's Gamecube and Game Boy Advance and Microsoft's Xbox, and the October 2000 launch of Sony's PlayStation 2, IDC expects the total video game hardware sales in 2002 and 2003 to be approximately $4.2 billion. According to NPD, next-generation console systems such as Gamecube, Xbox and Sony PlayStation 2 led to a triple-digit increase of over 120% in revenues for 2001 versus 2000. Technological advancements have provided significant improvements in advanced graphics and audio quality, allowing software developers to create more advanced games, which encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system.

   Next-generation systems provide multiple capabilities beyond gaming

   Many next-generation hardware platforms, including the Sony PlayStation 2 and the Microsoft Xbox, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, the Sony PlayStation 2 and the Microsoft Xbox are expected to provide Internet connectivity.

   Introduction of next-generation hardware platforms drives software demand

   Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. While gaming hardware is very important, the game software is the driving force of revenue, as the hardware is relatively useless without the software. Historically, when a new system is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new system. IDC's forecast is that the video game software industry will grow by a compound annual growth rate of approximately 60% from 2001 through 2003.

   Broadening demographic appeal

   While the typical electronic game enthusiast is a male between the ages of 14 and 34, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to Interactive Digital Software Association ("IDSA"), approximately 43% of all electronic game players currently are female. Industry experts believe that game innovation will open up other market opportunities, expanding sales and bringing in a new base of gamers.

   Used Video Game Market

   As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a growing used video game market has evolved in the United States. With the abundance of titles available for each of the three major game platforms, used games are becoming an increasingly attractive option for video game enthusiasts.


BUSINESS STRATEGY

We are seeking to enhance our position as the nation's second largest specialty retailer of rentable home videocassettes, DVDs and home video games by focusing on the following strategies:

Provide Broad Selection and Superior Service

We are committed to providing superior service and satisfying our customers' movie and video game demands by carrying a broad array of movies and video games. Our superstores typically carry more than 7,000 movie titles on more than 16,000 videocassettes and DVDs, together with a large assortment of video games. In part, through our revenue sharing arrangements with studios, we have increased the availability of most new movie releases and typically acquire 100 to 200 copies of "hit" movies for each Hollywood Video store. We believe that this breadth and depth of movie titles, together with our emphasis on superior customer service, results in a higher average level of rentals per store visit, creates greater customer satisfaction and encourages repeat visits.

Provide Excellent Entertainment Value

We offer an inexpensive form of entertainment for the family and allow consumers the opportunity to rent new movie releases, catalog movie titles and video games for five days in most of our stores. New movie release titles in the VHS format typically rent for $3.79 and catalog movies for $1.99. All DVDs rent for $3.79 and video games rent for $4.99 and $5.99, with games for the newer system platforms renting for the higher amount. We believe movie and video game rental in general, and our pricing structure and rental terms in particular, provide consumers convenient entertainment and excellent value.

Capitalize On DVDs

Since its launch, DVD has established itself as a proven rental format. In the fourth quarter of 2001, DVDs represented an increasing percentage of our total rental revenue as compared to the fourth quarter of 2000. Furthermore, DVD penetration is expected to significantly rise between 2002 and 2004, as AMR predicts that DVD player penetration will approach 50% of domestic television households by 2003. We expect the percentage mix of DVD rentals will increase with the expected growth in DVD player penetration. To date, we have experienced a significant increase in the rental frequency of consumers who have shifted to DVD technology from VHS, due primarily to the higher quality of DVD and a desire to see movies previously seen on VHS.

Capitalize On New Game Platform Rollouts

According to International Development Corporation ("IDC"), the home video game industry is projected to grow by a compound annual growth rate of approximately 45% from 2001 through 2003 as a result of the recent high profile platform launches of the Sony PlayStation 2, Nintendo GameCube and the Microsoft Xbox. With approximately $1.0 billion expected to be committed to marketing these new platforms by their manufacturers, video game rental revenues are expected to increase significantly following the launch of these new platforms. In the fourth quarter of 2001, video games represented an increasing percentage of our total rental revenue as compared to the third quarter of 2001.

In addition to our traditional video game rental business, we are further developing a business initiative that enables video game enthusiasts to buy, sell and trade new and used video games. This initiative, called "Game Crazy" is currently in 66 of our stores and is designed as a store-within-a-store concept, leveraging a portion of our existing superstore real estate and capitalizing on the anticipated increase in home video games sales. A typical "Game Crazy" store-within-a-store generates approximately $393,000 in annual incremental store revenue. Benefiting from the new hardware launches, Game Crazy experienced a comparable department sales increase of 34.8% for the fourth quarter of 2001 (as compared to the fourth quarter of 2000).

Pursue Organic Store Growth

Nearly 95% of our 1,535 video superstores opened since 1995 have been new stores rather than the acquisition of existing stores. We believe that control over site selection, discipline in the real estate process and consistency of store format and design have allowed us to enjoy attractive returns on invested capital. Our organic store growth strategy is to selectively add Hollywood superstores in existing markets where we believe the market will successfully absorb additional Hollywood superstores.


STORES AND STORE OPERATIONS

Store Openings

We opened our first video superstore in October 1988 and grew to 25 superstores in Oregon and Washington by the end of 1993. In 1994, we significantly accelerated our store expansion program, adding 88 superstores and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995, we added 192 superstores and entered major new markets in the midwest, southwest, east and southeast regions of the United States. Following is a table showing our superstore growth from 1994 to 2001:

                                      Year Ended December 31,
                       -----------------------------------------------------
                       1994   1995   1996   1997   1998   1999   2000   2001
                       -----------------------------------------------------

Beginning                25    113    305    551    907  1,260  1,615  1,818
                       -----------------------------------------------------
Opened                   33    122    250    356    312    319    208      6
Acquired                 55     70      -      -     41     43      -      -
Closed                    -      -     (4)     -      -     (7)    (5)   (23)
                       -----------------------------------------------------
Ending                  113    305    551    907  1,260  1,615  1,818  1,801
                       =====================================================

Unlike many video retailers who have grown through acquisitions, we have focused on organic growth. Of Hollywood's 1,535 video superstores opened since 1995, nearly 95% of these superstores have been opened as new stores. All sites are chosen through a rigorous site selection process. We have achieved significant geographic diversification in our store base, which helps insulate us from potentially detrimental economic, competitive or weather-related effects in isolated areas of the country. We believe this diversification helps us deliver more predictable and stable revenue.

We presently intend to seek to open approximately 50 new stores during 2002 and to increase our store base by approximately 10% per year thereafter.

Superstore Format

Our superstores average approximately 6,800 square feet and are substantially larger than the stores of most of our competitors. The store exteriors generally feature large Hollywood Video signs, which make our stores easily visible to and recognizable by consumers. The interior of each store is clean and brightly lit. Our superstores are decorated with colorful murals depicting popular screen stars and walls of video monitors with hi-fi audio accompaniment to create an exciting Hollywood environment. To assist our customers in locating movies, DVDs and VHS videocassettes are separately merchandized by format, and within each format, are organized into categories and arranged alphabetically by title within each category. New releases are prominently displayed in easily recognizable locations within each format. Video games are also located separately in our stores and are further organized in separate merchandise displays for each major video game hardware platform. We use wall-mounted and freestanding shelves arranged in wide aisles to provide access to products and to encourage the movement of customers throughout the store.

Site Selection

We believe the selection of locations for our superstores are critical to the success of our operations. Prior to 2000, we assembled a new store development team with broad and significant experience in retail tenant development. The majority of our new store development personnel were located in the geographic area for which they were responsible, but all final site approval takes place at the corporate office, where new sites are approved by a committee of senior management personnel. Final approval of all new sites is the responsibility of the Chairman of the Real Estate Committee of the Board of Directors. Important criteria for the location of a Hollywood Video superstore include density of local residential population, traffic count on roads immediately adjacent to the store location, visibility and accessibility of the store and availability of ample parking. We generally seek what we consider the most desirable locations, typically locating our stores in high-visibility stand-alone structures or in prominent locations in multi-tenant shopping developments.
All of our stores are located in leased premises; we do not own any real estate. We size our store development team to meet our anticipated requirements for store openings for the upcoming year. During 2000, we downsized our store development team as part of our strategy to curtail store growth. Based upon our prior experience, we believe that we will be able to quickly scale our store development team, as needed, to meet future store growth plans.


PRODUCTS

Rental of Products

Approximately 83% of our revenue is derived from the rental of movies, in both the VHS and DVD format, and video games. The remainder of our revenue is generated from the sale of new and previously-viewed movies and video games and concessions. Our superstores typically carry more than 7,000 movie titles, consisting of a combination of new releases and an extensive selection of "catalog" movies, on more than 16,000 videocassettes and DVDs. Excluding new releases, movie titles are classified into categories, such as "Action," "Comedy," "Drama" and "Children," and are displayed alphabetically within those categories. We do not rent or sell adult movies in any of our stores. In addition to video rentals, we rent video games licensed by Microsoft, Nintendo, Sega and Sony. We have significantly expanded our titles to support the recent launches of Sony's PlayStation 2, Microsoft's Xbox and Nintendo's GameCube. Each Hollywood Video store offers approximately 550 video game titles.

Sales of Products

The sales of products represented 17% of our total revenue in 2001. We offer new and previously-viewed movies, in both the VHS and DVD format, and video games and concessions (e.g., popcorn, sodas and magazines) for sale. We are experiencing increases in our rental business as a result of the shift from VHS to DVD. However, we have been capital constrained and had a limited selection of new DVDs for sale in a limited number of stores and thus have experienced declines in total new movie sales as consumers have shifted from VHS to DVD. However, we plan to increase our new DVD inventory for sale during 2002 to take advantage of the increased penetration of DVD players. While the sales of new VHS videocassettes have decreased, our sales of previously-viewed movies for both VHS and DVD have increased significantly due to the increased copy-depth from revenue sharing arrangements and the typical sell-through pricing structure for DVD. Moreover, due to DVD's significant advantages in audio and video quality over VHS, we have experienced tremendous growth in the sale of previously-viewed DVDs. We expect the market for previously-viewed DVDs to grow as DVD penetration increases and consumers begin to build their own DVD catalogs. Our ability to sell previously-viewed movies at lower prices than new movies provides a competitive advantage over mass market retailers. In the fourth quarter of 2001, as a result of the new video game platform launches, we experienced an increase in our video game sales revenue. We also expect this to continue as consumers become more aware of our "Game Crazy" buy, sell and trade concept.


REVENUE SHARING

In the fourth quarter of 1998, we began entering into revenue sharing arrangements directly with the majority of all of the studios with respect to video tapes. In most cases, these arrangements are currently entered into on a short-term, title-by-title basis and provide for a rental revenue sharing period of 26 weeks. In some cases (currently two studios), these arrangements are entered into on a longer-term basis and are generally applicable to all titles satisfying specified criteria that are released by the applicable studio during the term of the arrangement. Under all of these arrangements, in exchange for acquiring agreed-upon quantities of tapes at reduced or no up-front cost, we share agreed-upon portions of the revenues that we derive from the tapes with the applicable studio.

We believe that we are one of the few retailers that have revenue sharing arrangements with all the major studios, including Buena Vista, Columbia Tri-Star, DreamWorks, MGM, Paramount, Twentieth Century Fox, Universal Studios, and Warner. These revenue sharing arrangements provide the following significant benefits:

- They provide the opportunity to substantially increase the quantity and selection of newly released video titles in stock;

- They contribute to an increase in revenues resulting from a rise in the total number of transactions and the number of titles rented per transaction; and

-  They align the studios' economic interests more closely with our interests.

In addition, we believe that revenue sharing has increased the revenues received on an annual basis by the studios through increased rental activity of new releases as well as greater distribution of non-hit movies that we might not otherwise purchase. Consequently, it has been our experience that the studios with which we enter into revenue sharing arrangements on a tape-by-tape basis want to engage in revenue sharing arrangements with respect to all of the titles that they release at rental prices.

Currently, we acquire the majority of our DVDs for rental inventory from studios at attractive sell-through prices (typically $17-$18). This pricing methodology by the movie studios has enabled us to offer depth and selection to satisfy high consumer demand for DVD rentals. In addition, as consumers increasingly prefer the DVD medium, we have experienced significant growth in the sale of previously-viewed DVDs. As a result of the acceptance of DVD by consumers and the success of VHS revenue sharing for both the video retailers and the movie studios, we believe that there may be a benefit to DVD revenue sharing in the future. In August 2001, we announced our first DVD revenue sharing arrangement with a major studio and entered into our second DVD revenue sharing arrangement in January 2002.


PRICING

We believe that our rental terms and pricing structure provide consumers convenient entertainment and excellent value. We currently offer a 5-day rental program on all products in the majority of our stores. We increased our prices in the majority of our stores in the fourth quarter of 1998 from $1.49 to $1.99 for catalog titles and from $2.99 to $3.49 for new releases. In the fourth quarter of 1999, we increased our pricing on new releases from $3.49 to $3.79 in the majority of our stores. Since we began offering DVDs for rental, DVDs have been priced at $3.79 for five days. Video games rent for five days for $4.99 and $5.99, with games for the newer system platforms renting for the higher amount. We did not raise prices in 2000 or in 2001. We are currently testing higher price points; however, we do not anticipate price increases in the near term. Customers who fail to return the tapes, DVDs and games within the initial rental period automatically commence a new rental period of equal length at the same price.


ADVERTISING AND MARKETING

Our primary goal in advertising is to increase transactions in our superstores, either from new members or existing members. Prior to 2000, we had successfully employed a direct mail advertising campaign that efficiently targeted customers in markets where our superstores were located. In 2000, however, we experimented with a mass media advertising campaign focused on corporate branding primarily through television and radio. The campaign was not successful, and as a result, we have returned to a more cost-effective direct mail strategy, as successfully employed in the past. In addition, we also continue to use cooperative movie advertising funds made available by studios and suppliers to promote certain videos. We will continue to test the effectiveness of mass media campaigns in select markets, but anticipate our primary marketing vehicle will continue to be direct mailings. We currently have a customer transaction database containing information on approximately
34.0 million household member accounts, enabling us to engage in targeted marketing based on historical usage patterns.


INVENTORY AND INFORMATION MANAGEMENT

Inventory Management

We maintain detailed information on inventory utilization. Our information systems provide information which enable us to track rental and sell-through activity by individual videocassette, DVD and video game to determine appropriate buying, distribution and disposition of inventory, including the sale of previously-viewed product. Our inventory of videocassettes, DVDs and video games for rental is prepared according to uniform standards. Each new videocassette, DVD and video game is removed from its original carton and placed in a rental case with a magnetic security device and bar coding is affixed to each videocassette, DVD and video game.

Information Management

We use scalable client-server systems and maintain two distinct systems areas: a point-of-sale system and a corporate information system. We maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and videocassette, DVD and video game rental patterns. This system allows us to compare current performance against historical performance and the current year's budget, manage inventory, make purchasing decisions on new releases and manage labor costs.


REEL.COM

On October 1, 1998, Hollywood acquired Reel.com, the premier online destination for film-related content and commerce, for approximately $96.9 million. Prior to June 2000, Reel.com was a leader in e-commerce as a site which offered for sale an extensive selection of approximately 50,000 titles on videocassette and DVD. The website also offered proprietary information about movies, including descriptions, ratings, critics' reviews, recommendations and links to star filmographies. Consumers could search through Reel.com's proprietary, hyperlinked database and preview selected videos.

By June 2000, Reel.com had grown to a run rate of approximately $80.0 million in annual revenue, but was generating significant cash losses. During 1999 and 2000, we attempted to finance Reel.com with outside capital, including filing a registration statement for an initial public offering in December 1999. By June 2000, we recognized that Reel.com would not be able to access outside capital. Since we were unable to fund its continued losses, we discontinued Reel.com's e-commerce business on June 12, 2000 and merged it with and into Hollywood Entertainment Corporation. We laid off substantially all of Reel.com's employees and closed its corporate office and warehouse in Emeryville, California.

Today, we operate the Reel.com website as a content-only website containing information about movies. The retained website is funded primarily through the sale of advertising on the website and currently operates as a marketing tool for us. We do not expect the retained website to be a material part of our business in the future.


COMPETITION

The video retail industry is highly competitive. We compete with local, regional and national video retail stores, including Blockbuster, and with mass merchants, specialty retailers, supermarkets, pharmacies, convenience stores, bookstores, mail order operations and other retailers, as well as with noncommercial sources, such as libraries. Some of our competitors have significantly greater financial and marketing resources, market share and name recognition than we have.

We believe the principal competitive factors in the video retail industry are price, title selection, rental period, the number of copies of popular titles available, store location and visibility, customer service and employee friendliness and convenience of store access and parking. Substantially all of our stores compete with stores operated by Blockbuster, most in very close proximity.

We also compete with cable and direct broadcast satellite television systems. These systems offer both movie channels, for which subscribers pay a subscription fee for access to movies selected by the provider at times selected by the provider, and pay-per-view services, for which subscribers pay a fee to view a particular movie selected by the subscriber. Historically, pay-per-view services have offered a limited number of channels and movies, and have offered movies only at scheduled intervals. Over the last few years, however, advances in digital compression and other developing technologies have enabled cable and satellite companies to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day. In addition, certain cable companies and others have tested, and are continuing to test, video-on-demand ("V.O.D.") services in some markets. Nonetheless, the home video rental market has continued to grow significantly and we believe that home video rental continues to enjoy significant competitive advantages over alternative home movie delivery systems. These advantages include initial periods of exclusivity provided by the studios before movies are released to these competing distribution channels, broader arrays of movie titles from which customers can make their selections and the ability of customers to control the timing and manner of their movie viewing (including the ability to pause, rewind and fast forward movies without investing in digital recording systems).

We also believe movie studios have a significant interest in maintaining a viable home video rental business because revenue generated from the retail sales and rentals of movies represents the largest source of their revenue. According to AMR, in 2000 home video represented approximately 55% of the studios' domestic revenue, while pay-per-view represented only 2%.
Accordingly, the video retail industry provides movie studios with an important distribution channel and revenue source for direct-to-video and their non-hit movies as well as their hit movies. In addition, the browsing characteristics of the retail environment frequently result in consumers concurrently selecting both hit and non-hit movie titles for rental or purchase. As a result of these factors, we believe that the movie studios are highly motivated to protect this significant source of revenue, and accordingly, the home video rental and sell-through markets enjoy a period of time in which they have the exclusive rights to distribute a movie. This period of exclusivity typically begins after a film finishes its domestic theatrical run (usually five months after its debut), in the case of theatrical releases, or upon its release to video, in the case of direct-to-video releases, and lasts for 30 to 90 days thereafter. This period of exclusivity is intended to maximize revenue to the movie studio prior to a movie being released to other distribution channels, including pay-per-view, video-on-demand and television, and provides what we believe is a significant competitive advantage.

In addition, we believe substantial technological developments will be necessary to allow pay-per-view television to match the viewing convenience and selection available through video rental, and substantial capital expenditures will be necessary to implement these systems. In contrast, according to AMR, approximately 95 million, or 93.5%, of all U.S. television households own a VCR and more VCR's were sold in 2000 than in any previous year, while AMR predicts the number of DVD households will reach approximately 50% of all domestic households by 2003. The studios are experiencing significant growth in revenues as a result of DVD, which we believe they are highly motivated to protect. Although we do not believe cable television, V.O.D. or other distribution channels represent a near-term competitive threat to our business, technological advances or changes in the manner in which movies are marketed, including in particular the day and date release of movie titles to pay-per-view, including direct broadcast satellite (DBS), cable television or other distribution channels, could make these technologies more attractive and economical, which could harm our business. See Part II, Item 7, under the heading "Cautionary Statements" included in this report on Form 10-K.


SEASONALITY

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. We believe these seasonality trends will continue.


EMPLOYEES

As of December 31, 2001, we had approximately 22,660 employees, of which 21,685 were in the retail stores and zone offices and the remainder in our corporate administrative, and warehousing operations.

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


SERVICE MARKS

We own United States federal registrations for the service marks "Hollywood Video", "Hollywood Entertainment", "Hollywood Video Superstores", "Game Crazy" and "Reel.com." We consider our service marks important to our continued success. This report on Form 10-K references and depicts certain trademarks, service marks and trade names of other companies.


ITEM 2.  PROPERTIES

As of December 31, 2001, Hollywood's stores by location are as follows:

                           HOLLYWOOD ENTERTAINMENT
                       NUMBER OF VIDEO STORES BY STATE

Alabama                         13           Nebraska                        14
Arizona                         57           Nevada                          27
Arkansas                         9           New Hampshire                    1
California                     308           New Jersey                      31
Colorado                        30           New Mexico                      10
Connecticut                     14           New York                        71
Delaware                         1           North Carolina                  28
Florida                         74           North Dakota                     3
Georgia                         38           Ohio                            80
Idaho                           12           Oklahoma                        21
Illinois                        91           Oregon                          64
Indiana                         38           Pennsylvania                    74
Iowa                            10           Rhode Island                     7
Kansas                          14           South Carolina                  13
Kentucky                        17           South Dakota                     3
Louisiana                       15           Tennessee                       35
Maine                            2           Texas                          172
Maryland                        29           Utah                            33
Massachusetts                   39           Virginia                        40
Michigan                        61           Washington                      86
Minnesota                       38           Washington, D.C.                 2
Mississippi                      8           West Virginia                    1
Missouri                        33           Wisconsin                       32
Montana                          1           Wyoming                          1

Total Stores                                                              1,801
Total States (excluding Washington, D.C.)                                    47

We lease all of our stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of our stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Most of the store leases are "triple net," requiring us to pay all taxes, insurance and common area maintenance expenses associated with the properties.

Our corporate headquarters are located at 9275 Southwest Peyton Lane, Wilsonville, Oregon, and consist of approximately 123,000 square feet of leased space. The lease expires in November 2008. We have two warehouse facilities. The first is located at 25600 Southwest Parkway Center Drive, Wilsonville, Oregon and consists of approximately 175,000 square feet of leased space. The second is located at 501 Mason Road, LaVergne, Tennessee, and consists of approximately 98,000 square feet of leased space. These facilities are leased pursuant to agreements that expire in November 2005 and June 2010, respectively.


ITEM 3.  LEGAL PROCEEDINGS

During 1999, we were named as a defendant in three complaints which have been coordinated into a single action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a statewide class made up of certain current and former employees, which they claim are owed, compensation for overtime wages, penalties and interest. The plaintiffs are also seeking attorneys fees and costs. A class has not been certified. We believe that we have provided adequate reserves in connection with this claim and intend to vigorously defend the action.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO against us and Reel.com, Inc. ("Reel"). 3PF and Reel entered into a Warehousing and Distribution Agreement on February 7, 2000, under which any amounts owed by Reel.com were guaranteed by Hollywood under a separate agreement. 3PF has alleged that Reel is in default under the Agreement, has failed to perform material obligations under the Agreement, and has failed to pay amounts due 3PF. 3PF seeks to recover approximately $4.8 million and consequential damages and attorneys fees and costs. We believe that we have provided adequate reserves in connection with this claim and intend to vigorously defend the action.

We have been named as a party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters, including suits related to amounts charged to customers in connection with additional rental periods. We believe that we have provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting on December 17, 2001, the holders of the Company's outstanding Common Stock elected each of Mark J. Wattles, James N. Cutler, Jr., Donald J. Ekman, S. Douglas Glendenning and William P. Zebe to our Board of Directors, by the votes indicated below, to serve for the ensuing year.

Mark J. Wattles
  Shares for             38,481,145
  Shares withheld        7,546,971


James N. Cutler Jr.
  Shares for             45,082,991
  Shares withheld          945,125

Donald J. Ekman
  Shares for             38,659,966
  Shares withheld        7,368,150

S. Douglas Glendenning
  Shares for             45,054,504
  Shares withheld          973,612

William P. Zebe
  Shares for             45,262,028
  Shares withheld          766,088


ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of December 31, 2001:

Name                                Age  Position

Mark J. Wattles                      41  Chairman of the Board, Chief Executive
                                         Officer, President and Director
Donald J. Ekman                      49  Executive Vice President of Legal
                                         Affairs, Secretary and Director
F. Bruce Giesbrecht                  42  Executive Vice President of Business
                                         Development
James A. Marcum                      42  Executive Vice President and Chief
                                         Financial Officer
Roger J. Osborne                     49  Executive Vice President of Operations
Scott R. Schultze                    47  Executive Vice President and Chief
                                         Operating Officer
-------------

Mark J. Wattles founded Hollywood in June 1988 and has served as a director, Chairman of the Board, and Chief Executive Officer since that time. From June 1988 through September 1998, Mr. Wattles also served as President of Hollywood. From August 1998 through June 2000, Mr. Wattles left his full time position at Hollywood and served as CEO of Reel.com. In August 2000, Mr. Wattles returned full time to Hollywood and in January 2001 was re-appointed President of Hollywood by the Board. Mr. Wattles has been an owner and operator in the video rental industry since 1985. He has been a participant and key speaker in several entertainment industry panels and conferences and currently serves as a member of the Video Software Dealers Association (VSDA) Board of Directors.

Donald J. Ekman became a director of Hollywood in July 1993 and has been the Executive Vice President of Legal Affairs since August 2000. Before the appointment to his current position, Mr. Ekman served as the General Counsel of Hollywood beginning in March 1994 and as a Vice President from 1994 until he became a Senior Vice President in May 1996. Before joining Hollywood, Mr. Ekman was in the private practice of law.

F. Bruce Giesbrecht was named Senior Vice President of Product Management in January 1996, became Senior Vice President of Strategic Planning in January 1998, and Executive Vice President of Business Development in March 2000. He joined Hollywood in May 1993 as Vice President of Corporate Information Systems and Chief Information Officer. Mr. Giesbrecht was a founder of RamSoft, Inc., a software development company specializing in management systems for the video industry, and served as its President.

James A. Marcum was appointed Executive Vice President and Chief Financial Officer in May 2001. From October 2000 to January 2001, Mr. Marcum held the position of Executive Vice President and Chief Operating Officer of Lids Incorporated. From June 1995 until May 2000, Mr. Marcum worked for Stage Stores, Inc., most recently as Vice Chairman and Chief Financial Officer. From 1983 to 1995, he held numerous positions at Melville Corporation, a conglomerate of specialty retail chains, including Treasurer of the corporation, his last assignment being Chief Financial Officer of Marshall's Inc. Prior to 1983, Mr. Marcum was an auditor with Coopers and Lybrand. Mr. Marcum also serves as a lead director of the Bombay Corporation.

Roger J. Osborne was named Senior Vice President of Operations in January 1999 and became Executive Vice President of Operations in October 2000. Prior to being named Senior Vice President of Operations, he was the Executive Vice President of J. Baker, Corporation, a major apparel and footwear retailer, and President of its Work `N Gear Division since June 1997. Before joining J. Baker Corporation, Mr. Osborne was Senior Vice President and Zone Director for Mid-West and East coast markets for Hollywood from November 1996 until May of 1997. From 1993 until 1996, Mr. Osborne worked for J. Baker, Corporation, serving as Senior Vice President and Director of its licensed shoe department business from January 1995 to November 1996. Mr. Osborne served in executive capacities with Bata Shoe Company from 1988 until 1993 and with the Payless Shoe Store division of May Company from 1975 until 1988.

Scott R. Schultze was named Chief Administrative Officer of Hollywood in July 2000 and became Chief Operating Officer in June 2001. From 1988 until Mr. Schultze joined Hollywood, he served as Executive Vice President and Chief Financial Officer for The Limited Stores, a division of the Limited Inc. From 1986 to 1988, Mr. Schultze held the position of Vice President/Controller for The May Company California and from 1977 to 1986, he held numerous positions at Meier and Frank, a division of May Company, his last assignment being Vice President of Finance.




                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

We have not paid any cash dividends on our common stock since our initial public offering in July 1993 and anticipate that future earnings will be retained for the development of our business. Loan covenants contained in our bank credit facilities and senior subordinated notes limit the amount of dividends we may pay and the amount of stock we may repurchase (see Management's Discussion and Analysis of Results of Operations and Financial Condition under the caption "Liquidity and Capital Resources"). As of December 31, 2001, these covenants effectively prohibited any dividends or stock repurchases. Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "HLYW". The following table sets forth the quarterly high and low bid prices per share, as reported on Nasdaq.

                    2001                  2000
             ----------------------------------------
  Quarter       High     Low         High       Low
  -------    -------    ------    --------    -------
  Fourth       16.91     11.61        7.50       0.63

  Third        12.85      7.44        9.88       6.38

  Second        9.97      1.94        8.38       6.06

  First        $2.72     $1.00      $15.00      $6.56


As of March 15, 2002, there were 190 holders of record of our common stock, and no shares of preferred stock were issued and outstanding.

In October 1998, we issued and sold 5,982,537 shares of common stock and 2,380,263 shares of Series A Redeemable Preferred Stock in connection with the acquisition of Reel.com. 1,982,537 shares of the common stock were issued for aggregate cash consideration of $26,764,250 and 1,380,263 shares of the Series A Redeemable Preferred Stock were issued for aggregate cash consideration of $18,633,551. The balance of the shares of common stock and Series A Redeemable Preferred Stock were issued in exchange for issued and outstanding shares of Reel.com. The issuance and sale of these shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof. These shares were issued and sold to a limited number of persons to whom disclosure was provided and from whom "private placement" representations were obtained, without the use of any general solicitation. In addition, certificates evidencing these shares bore legends indicating that they were issued without registration and, accordingly, that resales thereof were restricted. The exemption provided by Section 4(2) also applied to the common stock issued upon the conversion of the Series A Redeemable Preferred Shares in December 1998.

On January 24, 2000, we issued 200,000 shares of our common stock to Rentrak Corporation as part of a litigation settlement. These shares were valued by us at the time of their issuance at $11.438 per share, or $2,287,600. The issuance of these shares was exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) thereof. These shares were issued and sold to a single entity to which disclosure was provided and from whom a "private placement" representation was obtained, without the use of any general solicitation. In addition, a certificate evidencing these shares bore a legend indicating that they were issued without registration and, accordingly, that resales thereof were restricted.


ITEM 6.   SELECTED FINANCIAL DATA

The information presented below for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2001 is derived from our audited financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operation and Financial Condition."

Except as otherwise noted, the information in the table below reflects, among other things, operating losses incurred by Reel.com from October 1, 1998, when we acquired it, to June 12, 2000, when we discontinued its e-commerce operations.

                                    Year Ended December 31,
                     --------------------------------------------------------
                        2001        2000        1999       1998        1997
                     ----------  ----------  ----------  ---------  ---------
OPERATING RESULTS:
Revenue              $1,379,503  $1,296,237  $1,096,841  $763,908   $ 500,501
                     ----------  ----------  ----------  ---------  ---------
Income (loss) from
 operations             119,277    (436,321)     (2,513)  (36,451)     23,303
                     ----------  ----------  ----------  ---------  ---------
Interest expense         56,546      62,302      45,691    33,355      14,302
                     ----------  ----------  ----------  ---------  ---------
Income (loss) before
 Extraordinary item
 and cumulative effect
 of a change in
 accounting principle   100,416    (530,040)    (49,858)  (50,464)      5,559
                     ----------  ----------  ----------  ---------  ---------
Net income (loss)       100,416    (530,040)    (51,302)  (50,464)      4,996
                     ----------  ----------  ----------  ---------  ---------
Net Income (Loss)
 Per Share Before
 Extraordinary Item
 and Cumulative
 Effect of a Change
 in Accounting
 Principle:
   Basic                $  2.05     $(11.48)     $(1.09)   $(1.30)      $0.15
   Diluted                 1.90      (11.48)      (1.09)    (1.30)       0.15
                     ----------  ----------  ----------  ---------  ---------
Net Income (Loss)
 Per Share:
   Basic                $  2.05     $(11.48)     $(1.13)   $(1.30)      $0.14
   Diluted                 1.90      (11.48)      (1.13)    (1.30)       0.13
                     ----------  ----------  ----------  ---------  ---------
-----------------------------------------------------------------------------
BALANCE SHEET DATA:
Rental inventory, net  $191,016    $168,462    $339,912   $259,255   $226,051
Property and
 equipment, net         270,586     323,666     382,345    328,182    234,497
Total assets            718,544     665,114   1,053,291    936,330    691,165
Long-term
 obligations(1)         514,002     536,401     533,906    392,145    233,496
Shareholders' equity
 (deficit)             (113,554)   (222,377)    304,529    347,591    291,938

-----------------------------------------------------------------------------



                                       Year Ended December 31,
                     -------------------------------------------------------
                        2001        2000       1999        1998       1997
                     ----------  ----------  ----------  ---------  --------
OPERATING DATA:
Number of stores at
 year end                 1,801       1,818       1,615      1,260        907
Weighted average stores
 open during the year     1,813       1,751       1,405      1,074        694
Comparable store
 revenue increase (2)        6%          2%         12%         8%         3%
-----------------------------------------------------------------------------
OTHER DATA:
Hollywood superstores
  EBITDA (3)            366,453     176,942     265,787    168,158   162,445
Reconciliation to
Adjusted EBITDA (4)
 -Add special
  charges (5)            (7,034)     44,673      26,885     99,910    26,320
 -Add non-cash
  expenses (6)           88,058     126,260      49,627     51,143    18,022
 -Less existing
  Store investment
  in new release
  inventory (7)        (252,749)   (173,787)   (137,794)  (189,814) (125,301)
                     ----------  ----------  ----------   --------  --------
Hollywood superstores
Adjusted EBITDA         194,728     174,088     204,505    129,397    81,486
Reel.com EBITDA(8)            -     (29,834)    (46,902)    (7,322)        -
                     ----------  ----------  ----------   --------  --------
Consolidated Adjusted
  EBITDA                194,728     144,254     157,603    122,075    81,486
                     ==========  ==========  ==========   ========  ========

Cash flows generated
 from (used in):
 Operating activities   273,793     248,871     177,151    246,641   176,478
 Investing activities  (216,949)   (255,822)   (320,338)  (438,411) (338,120)
 Financing activities   (21,302)      3,278     146,153    191,836   152,702
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

(3) EBITDA represents income (loss) from operations, before interest, tax, depreciation and amortization. EBITDA should not be viewed as a measure of financial performance under Generally Accepted Accounting Principles
     (GAAP) or as a substitute for GAAP measurements, such as net income or cash flow from operations. This calculation of EBITDA is not necessarily comparable to reported EBITDA of other companies due to the lack of a uniform definition of EBITDA. Hollywood superstores EBITDA excludes Reel.com EBITDA.

(4) Adjusted EBITDA represents income (loss) from operations, before interest, tax, depreciation and amortization ("EBITDA"), plus certain special charges, plus non-cash expenses minus, the cost of replenishing new release rental inventory for existing stores, which is capitalized. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP or as substitute for GAAP measurements such as net income or cash flow from operations. Our calculation of Adjusted EBITDA is not necessarily comparable to reported Adjusted EBITDA of other companies due to the lack of uniform definitions of EBITDA and Adjusted EBITDA. Hollywood superstores Adjusted EBITDA excludes Reel.com Adjusted EBITDA.


(5)  These special charges include:

     -2001: $3.3 million reversal of an accrual for restructuring expenses for the closure of Reel.com and $3.8 million reversal of an accrual for restructuring expenses related to the 2000 Store Closure Plan.
     -2000: $11.1 million accrued for the settlement of revenue sharing contract disputes, $10.5 million accrued for the settlements of pending litigation, $9.5 million accrued for lease termination fees, $7.3 million accrued for store closure costs, $3.5 million for unearned retention bonuses paid to key members of management and $2.7 million in severance agreements;
     -1999: litigation settlement charges of $25.4 million related to the settlement of lawsuits with Twentieth Century Fox Home Entertainment and Rentrak Corporation and a $1.4 million charge for the cumulative effect of a change in accounting principle (see Note 1 to the Consolidated Financial Statements);
     -1998: an inventory write-down of $99.9 million;
     -1997: a litigation settlement of $18.9 million, an inventory write-down of $2.3 million, $4.6 million related to a failed self-tender offer, and $.6 million from a loss on early extinguishment of debt.

(6) Expenses which were non-cash in nature including tape loss, the book cost of previously-viewed movies sold, accounts receivable reserves, net loss on long-term asset disposals and write-downs of merchandise inventory to net realizable value.

(7) This represents existing store purchases of new release tapes, games and DVD's that are considered investing activities on the statement of cash flows. This is in addition to the cost of product represented by revenue sharing expense already included in the statement of operations.

(8) The year 2000 excludes the restructuring charge of $67.7 million for the discontinuation of e-commerce operations (see Note 11 to the Consolidated Financial Statements).



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our judgments, assumptions and estimates affect, among other things, the amounts of: receivables; rental and merchandise inventories; property and equipment, net; goodwill, net; deferred income tax assets; other liabilities; revenue; cost of revenue; and operating costs and expenses. We base our judgments, assumptions and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from amounts based on our judgments, assumption and estimates. The following critical accounting policies involve significant judgments, assumptions and estimates, which affect amounts recorded in the Consolidated Financial Statements.

Revenue Recognition

We recognize revenue upon the rental and sale of our products. Rental revenue for extended rental periods (when the customer chooses to keep the product beyond the original rental period) is recognized when the extended rental period begins. Revenue recorded for extended rental periods is net of estimated amounts that we do not anticipate collecting based upon historical collection experience. We continuously monitor actual collections. Estimates are revised when we believe it is appropriate in light of actual collection rates and other relevant circumstances. Historically, actual collections have approximated the related net revenue recorded. However, if actual collections in the future are less than the related net revenue recorded, our results of operations would be adversely affected.

Amortization of Rental Inventory

Rental inventory, which includes VHS videocassettes, DVDs and video games, is stated at cost and amortized over its estimated useful life to an estimated residual value. Our estimates of useful lives and residual values affect the amounts of amortization recorded, which in turn affects the carrying value of our rental inventory and cost of rental (and, upon the transfer of previously viewed items from rental inventory to merchandise inventory, the carrying value of our merchandise inventory and cost of product). For new release tapes acquired for rental under revenue sharing arrangements, the studios' share of rental revenue is expensed as revenue is earned net of an average estimated interim residual value. Tapes, DVDs and video games acquired for rental at fixed prices are amortized to estimated interim residual values in four months and then to estimated ending residual values over their remaining estimated useful lives. Purchases of catalog products are amortized on a straight-line basis over their estimated useful lives to their estimated ending residual values. Due to the numerous variables associated with the judgments and assumptions we make in estimating useful lives and residual values of these items, and the effects of changes in circumstances affecting these estimates (including the effects of competing products and technologies and actual selling prices obtainable for previously viewed product), both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly. For example, in the fourth quarter of 2000, a number of observations led us to change our estimates of rental inventory lives and residual values, which resulted in a $164.3 million increase to amortization expense in that quarter (see Note 5 to the Consolidated Financial Statements).

Impairment of Long-Lived Assets and Goodwill

We review long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically review and monitor our internal management reports for indicators of impairment. We consider a trend of unsatisfactory operating results that are not in line with management's expectations to be a primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). We deem a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount on our balance sheet of the store exceeds its fair value. Fair value is estimated using a discounted future cash flow valuation technique similar to that used by management in making a new investment decision. Considerable management judgment and assumptions are necessary to estimate discounted future cash flows. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of our assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, our estimates may change significantly.

Income Taxes

We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. In the fourth quarter of 2000, in light of significant doubt that existed regarding our future income and therefore our ability to use our net operating loss carryforwards, we recorded a $211.2 million valuation allowance on our $211.2 million net deferred tax asset. In 2001, as a result of our operating performance for the year, as well as anticipated future operating performance, we determined that it was more likely than not that certain future tax benefits would be realized. As such, we reversed $63.4 million of this valuation allowance, which resulted in a $63.4 million increase in net income and a corresponding decrease in our shareholders' deficit. The valuation allowance of $147.8 million as of December 31, 2001 represents an allowance for the uncertainty as to the future realization of deferred tax assets based upon our revised expectations. While changes in the valuation allowance have no effect on the amount of income tax we pay or on our cash flows, the effects on our reported income and shareholders' equity may be viewed by some investors and potential lenders as significant. Due to the numerous variables associated with our judgments, assumptions and estimates relating to the valuation of our deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

Legal Contingencies

Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies and, as additional information becomes known, may change our estimates significantly.


RESULTS OF OPERATIONS

Summary Results of Operations

Our net income for 2001 was $100.4 million compared to a net loss of $530.0 million in 2000 and a net loss of $51.3 million in 1999. The improvement in operating results was primarily the result of improved operating performance in our existing store base, adjustments to our valuation allowance on our net deferred income tax asset (see Note 17 to the Consolidated Financial Statements) and closing down the e-commerce operations at Reel.com in June of 2000. The large net loss in 2000 was primarily the result of special charges summarized in Note 21 to the Consolidated Financial Statements.

The following table sets forth (i) results of operations data expressed as a percentage of total revenue and (ii) gross margin data.

                                             Year Ended December 31,
                                         ------------------------------
                                           2001       2000       1999
                                         --------   --------   --------
  Revenue:
    Rental revenue                          82.7%      82.6%      81.5%
    Product sales                           17.3%      17.4%      18.5%
                                         --------   --------   --------
                                           100.0%     100.0%     100.0%
                                         --------   --------   --------
  Cost of revenue:
   Cost of rental                           27.2%      44.8%      25.4%
   Cost of product                          12.3%      15.8%      14.1%
                                         --------   --------   --------
                                            39.5%      60.6%      39.5%
                                         --------   --------   --------
  Gross margin                              60.5%      39.4%      60.5%

  Operating costs and expenses:
    Operating and selling                   45.0%      55.0%      47.7%
    General and administrative               7.0%       8.5%       7.8%
    Restructuring charge for closure
     of internet business                   (0.2%)      3.6%          -
    Restructuring charge for store
     closures                               (0.3%)      1.3%          -
    Amortization of intangibles              0.4%       4.6%       5.2%
                                         --------   --------   --------
                                            51.9%      73.0%      60.7%
                                         --------   --------   --------

 Income (loss) from operations               8.6%     (33.6%)     (0.2%)
  Nonoperating expense                      (4.0%)     (4.8%)     (4.2%)
                                         --------   --------   --------
  Income (loss) before income taxes
   and cumulative effect adjustment          4.6%     (38.4%)     (4.4%)
  (Provision for) benefit from income
   taxes                                     2.7%      (2.4%)     (0.2%)
                                         --------   --------   --------
  Income (loss) before cumulative
   effect adjustment                         7.3%     (40.8%)     (4.6%)
  Cumulative effect of a change in
   accounting principle                         -          -      (0.1%)
                                         --------   --------   --------
  Net income (loss)                          7.3%     (40.8%)     (4.7%)
                                         ========   ========   ========

----------------------------------------------------------------------
  Other data:
   Rental gross margin (1)                  67.1%      45.8%      68.8%
   Product gross margin (2)                 29.0%       9.2%      23.8%
----------------------------------------------------------------------
   (1) Rental gross margin as a percentage of rental revenues.
   (2) Product gross margin as a percentage of product revenues.


REVENUE

Revenue increased by $83.3 million, or 6.4%, in 2001 compared to 2000, primarily due to an increase of 6% in comparable store revenue. Also favorably impacting revenue was an additional 62 weighted average number of stores. The closure of Reel.com in June 2000, which had total revenue of $26.3 million in 2000, unfavorably impacted revenue. Revenue increased by $199.4 million, or 18.2% in 2000 compared to 1999, primarily due to the addition of 203 new superstores in 2000. Revenue was also favorably impacted by an increase of 2% in comparable store revenue in 2000. We ended 2001 with 1,801 superstores operating in 47 states, compared to 1,818 stores operating in 47 states at the end of 2000 and 1,615 stores operating in 44 states at the end of 1999. We currently offer a 5-day rental program on all products in the majority of our stores. New release videos and all DVDs rent for $3.79. Catalog videos rent for $1.99. Since the fourth quarter of 1999, we have not increased prices on new release videos, DVDs and catalog videos. Video games rent for $4.99 and $5.99, with the newer platforms renting for the higher amount. Customers who choose not to return movies within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price. Rental revenue from initial rental periods was $801 million, $937 million and $991 million for 1999, 2000 and 2001, respectively. Rental revenue from extended rental periods was $93 million, $134 million and $150 million for 1999, 2000 and 2001, respectively.


GROSS MARGIN

Rental Margins

Rental gross margin as a percentage of rental revenue increased to 67.1% in 2001 from 45.8% in 2000. During the fourth quarter of 2000, we made several key observations that led us to change estimates regarding rental inventory lives and residual values. As a result of the growing demand for DVDs, the estimated residual value of catalog VHS cassettes was reduced from $6.00 to $2.00 and the estimated useful life was reduced from five years to one year. We adopted the changes in estimate prospectively on October 1, 2000, and recorded a charge of $164.3 million. By applying these changes prospectively, we also recorded incremental depreciation expense of approximately $52 million and $18 million in the fourth quarter of 2000, and in the first three quarters of 2001, respectively. Excluding the charge and the respective incremental depreciation expense amounts, margins increased to 68.7% in 2001 from 66.0% in 2000 primarily due to a shift in revenue from VHS to DVDs, which typically have higher margins.

Rental gross margin as a percentage of rental revenue decreased to 45.8% in 2000 from 68.8% in 1999, primarily due to the charge and incremental depreciation associated with the change in estimates discussed above.

Product Margins

Product gross margin as a percentage of product sales increased to 29.0% in 2001 from 9.2% in 2000. Product margins in 2000 were negatively impacted by a $20.8 million charge for the discontinuation of e-commerce operations at Reel.com and a $8.6 million charge to value the inventory on hand at December 31, 2000 at the lower of cost or net realizable value. Excluding the operations of Reel.com and the $8.6 million charge, product margins increased to 29.0% in 2001 from 24.4% in 2000, primarily due to improved margins on previously-viewed movie sales. Compared to 2000, margins on previously-viewed product for 2001 increased due to the depreciation change in estimate, which resulted in lower residual values being charged to cost of product sales.

Product gross margin as a percentage of product sales decreased to 9.2% in 2000 from 23.8% in 1999, primarily due to the charges noted above. Excluding the operations of Reel.com and the $8.6 million charge, product margins decreased to 24.4% in 2000 from 31.8% in 1999, primarily due to a decrease in the average sales price of previously-viewed movies for sale.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expenses of $621.3 million in 2001 decreased $92.1 million from $713.4 million in 2000. Total operating and selling expenses as a percentage of total revenues decreased to 45.0% in 2001 from 55.0% in 2000. Impacting operating and selling expense in 2000 was a $44.3 million charge for impaired property and equipment (See Note 8 to Consolidated Financial Statements) and Reel.com operating expenses of $27.4 million. Excluding the impairment charge and operating expenses of Reel.com, operating and selling expenses decreased $20.4 million for 2001 as compared to 2000. The decrease was driven by decreases in advertising expense of $20.5 million, other operating and selling expenses of $11.9 million and depreciation expense of $8.0 million, which were partially offset by an increase in store wages of $11.8 million and occupancy costs of $8.2 million. The decrease in advertising expense was the result of the discontinuation of a mass media advertising campaign that ran in 2000. In 2001, we returned to a more cost-effective direct mail strategy. The increases in store wages and occupancy costs were primarily due to the addition of 62 weighted average stores when compared to the prior year.

Total operating and selling expenses of $713.4 million in 2000 increased $190.7 million from $522.7 million in 1999. Total operating and selling expenses as a percentage of total revenues increased to 55.0% in 2000 from 47.7% in 1999. The increase in total operating and selling expenses was due to increases in depreciation expense of $57.0 million (primarily caused by the impairment charge noted above), store wages of $44.9 million, occupancy costs of $42.3 million, advertising expenses of $24.4 million, and other store operating expenses of $33.6 million, which were offset by an $11.4 million decrease in expenses incurred by Reel.com. The decrease in Reel.com expenses was primarily due to operating Reel.com for six months in 2000 compared to the entire year in 1999. The increases in store wages, occupancy costs, and other store operating expenses were primarily due to the increase in the number of superstores operated by us. We operated 1,818 superstores at December 31, 2000 compared with 1,615 superstores at the end of 1999. Advertising expense was higher due to an increase in national television campaigns as compared to prior years.

Restructuring for Closure of Internet Business

On June 12, 2000, we announced that we would close down the e-commerce business of Reel.com. Although we had developed a leading web-site over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, we were unable to obtain outside financing for Reel.com, and could not justify continued funding from our superstore cash flow. On June 13, 2000, we terminated the employment of approximately 200 of Reel.com's 240 employees, and paid $1.9 million in involuntary termination benefits. The remaining employees have since been terminated or integrated into Hollywood Entertainment.

As a result of the discontinuation of Reel.com's e-commerce operations, we recorded a total charge of $69.3 million in the second quarter of 2000, of which $48.5 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales. The charge was reduced by $1.6 million to $46.9 million in the fourth quarter of 2000, and also reduced by $3.3 million to $43.6 million in the fourth quarter of 2001, because we were able to negotiate termination of certain obligations and lease commitments more favorably than originally anticipated.

The restructuring charge line item included $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset impairment charges, and $22.4 million (net of reductions) of accrued liabilities. The asset impairment charges included $14.9 million to write off the remaining goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued included $17.3 (net of reductions) million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.1 (net of reductions) million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of December 31, 2001, we had paid $7.4 million of the accrued amounts.

Restructuring charge for store closures

In December 2000, we approved a restructuring plan involving the closure and disposition of 43 stores that were not operating to our expectations (the "Restructuring Plan"). In the fourth quarter of 2000, we recorded charges aggregating $16.9 million, including an $8.0 million write down of property and equipment, a $1.5 million write down of goodwill and an accrual for store closing costs of $7.4 million. The established reserve for store closing costs is for lease termination fees and other store closure costs. We have liquidated, and plan to continue liquidating, related store inventories through store closing sales; any remaining product will be used in other stores.

Revenue during the years ended December 31, 2000 and 1999 for the stores included in the Restructuring Plan was approximately $15.5 million and $13.4 million, respectively. Operating income or loss (defined as income or loss before interest expense and income taxes) during the years ended December 31, 2000 and 1999 for the stores included in the Restructuring Plan were approximately $1.8 million loss and $0.5 million loss, respectively. For the twelve months ended December 31, 2001 these stores recorded a combined operating loss of $2.5 million that is included in the Consolidated Statement of Operations.

As of December 31, 2001, we had closed 12 of the 43 scheduled stores that we included in the Restructuring Plan. We incurred $329,867 in expenses during the twelve months ended December 31, 2001 related to the closures and received $450,000 to exit one of the leases.

In December of 2001, we amended the Restructuring Plan and removed 16 stores from the closure list. We anticipate closing the remaining 15 stores in 2002. In accordance with the amended plan, and updated estimates of closing costs, we reversed $3.8 million of the original $16.9 million charge, leaving a $3.7 million accrual balance at December 31, 2001 for store closing costs.

General and Administrative

Total general and administrative expenses of $96.4 million in 2001 decreased $13.8 million from $110.2 million in 2000. Total general and administrative expenses as a percentage of total revenue decreased to 7.0% in 2001 compared to 8.5% in 2000. Included in general and administrative expenses in 2000 were employee loans written off or fully reserved for as doubtful for $17.3 million; reserves established for pending litigation for $10.5 million and Reel.com general and administrative expenses of $5.1 million. Included in general and administrative expenses in 2001 were $4.8 million of non-cash compensation expense related to a stock grant to our Chief Executive Officer as part of a three-year employment agreement. Also included was $4.1 million of non-cash stock compensation associated with other grants under our stock option plans. Excluding the adjustments noted above, general and administrative expenses increased as a percentage of revenue to 6.3% in 2001 compared to 6.0% in the prior year. We made the decision to invest in certain elements of the business, such as the store field supervision structure, the loss prevention function and human resources. We believe these investments will have a direct impact on the business by improving the level of execution.

Total general administrative expenses of $110.2 million increased $24.3 million from $85.9 million in 1999. Total general and administrative expenses as a percentage of total revenue increased to 8.5% in 2000 compared to 7.8% in 1999. Included in general and administrative expenses in 1999 is a special charge of $25.4 million for legal and settlement charges associated with the settlement of two lawsuits. Excluding these charges, general and administrative expenses increased by $49.7 million in 2000, primarily due to employee loans written off or fully reserved for as doubtful, other payroll and related costs, and establishing reserves for pending litigation, offset by a $2.1 million decrease in overhead costs associated with Reel.com. The decrease in Reel.com expenses was primarily due to operating Reel.com for only six months in 2000 compared to the entire year in 1999.

Amortization of Intangibles

Amortization of intangibles decreased by $54.9 million in 2001 compared to 2000. The decrease was primarily due to an impairment charge of $30.0 million taken in the fourth quarter of 2000 related to acquired store goodwill as discussed in Note 8 to the Consolidated Financial Statements and the closure in June of 2000 of Reel.com, which had $22.7 million of amortization expense in the prior year. See Note 11 to the Consolidated Financial Statements for a discussion of the discontinuation of Reel.com's e-commerce operations and the resulting charges.

Amortization of intangibles increased by $3.0 million in 2000 compared to 1999, primarily due to an impairment charge of $30 million related to goodwill on several acquired stores as discussed in Note 8 to the Consolidated Financial Statements, as partially offset by a decrease in amortization of goodwill associated with the Reel.com acquisition.


NON-OPERATING INCOME (EXPENSE), NET

Interest expense, net of interest income, decreased in 2001 compared to 2000, primarily due to decreased levels of revolving credit borrowings and lower interest rates. Interest expense, net of interest income, increased in 2000 compared to 1999, due to increased revolving credit borrowings and higher interest rates and the issuance in June 1999 of an additional $50 million of 10 5/8% senior subordinated notes.


INCOME TAXES

Our effective tax rate was a benefit of 59.0% in 2001 compared to a provision of 6.3% in 2000 and a provision of 3.9% in 1999 which varies from the federal statutory rate as a result of non-deductible executive compensation, net non-deductible option grant compensation, non-deductible goodwill amortization associated with the Reel.com acquisition, state income taxes and deferred tax valuation allowances. Valuation allowances reduce deferred income tax balances to the approximate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year.


CHANGE IN EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, SOP 98-5, "Reporting on the Cost of Start-up Activities" was finalized, which requires that cost incurred for start-up activities, such as store openings, be expensed as incurred. We adopted SOP 98-5 effective January 1, 1999. The cumulative effect of the change in accounting principle was to increase net loss by $1.4 million, net of tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2000, we experienced a number of significant events with respect to our liquidity and capital situation. We began the year growing at the average rate of one store per day, as well as funding significant cash losses at Reel.com. In order to meet the funding needs to continue at this growth rate, our then-existing $300.0 million revolving credit facility needed to be expanded or refinanced. During early 2000, we attempted to refinance this facility. In March 2000, we received an underwritten commitment from a group of banks for a new $375.0 million credit facility. However, syndication of this new facility failed in May 2000 primarily due to market conditions (including lenders' concerns with losses at Reel.com and the business of Internet companies generally) and the significant capital needed to fund our aggressive growth. Without the availability of new funding, we were faced with a requirement to begin reducing the maximum borrowing capacity under the $300.0 million revolving credit facility, starting with a $37.5 million reduction on December 5, 2000 and quarterly reductions of $37.5 million in each quarter thereafter, and to make such payments as would be necessary to cause the borrowings outstanding under the facility to be less than or equal to the reduced borrowing capacity. In order to meet this obligation, we needed to make significant changes to our growth plans.

As part of these changes, in June of 2000, we closed the e-commerce business at Reel.com, thereby stopping its cash losses. Furthermore, we made the decision to curtail our new store growth and not sign new leases for the remainder of the year. We believe that by discontinuing Reel.com's e-commerce operations (which were losing money at an annual run rate of approximately $60.0 million in early 2000), and by largely curtailing our new store growth (in which we were investing at an annual run rate of approximately $140.0 million in early
2000), we have substantially reduced our ongoing uses of cash from that of early 2000 and before.

On June 8, 2000, we obtained a waiver for non-compliance with certain covenants under the revolving credit facility, including a leverage ratio covenant and a covenant regarding loans to affiliated persons. This temporary waiver was extended on June 20, 2000 and again on July 28, 2000. The revolving credit facility was amended on August 4, 2000 to permanently amend these covenants. As consideration for the requested amendment, we agreed to certain new covenants which, among other things, placed restrictions on capital expenditures and store growth. These amendments did not affect the amortization schedule of the revolving credit facility.

As of December 31, 2000, we were in violation of covenants under the revolving credit facility regarding our tangible net worth ratio, our leverage ratio and our interest coverage ratio. Although we obtained a waiver for the violations, the waiver was scheduled to expire on May 5, 2001. Because it was probable we would incur covenant violations after May 5, 2001 without a restructured agreement, in accordance with FAS 78, Classification of Obligations That Are Callable by the Creditor, we reclassified $112.5 million of borrowings under the revolving credit facility as current liabilities on our consolidated balance sheet as of December 31, 2000, such that the entire $245.0 million of borrowings then outstanding under the revolving credit facility were classified as current liabilities as of that date. As a result of the uncertainty regarding our ability to negotiate a permanent amendment to the revolving credit facility and the fact that we had net losses in 2000, 1999, and 1998 and at December 31, 2000 had a shareholders deficit of $222.4 million, our independent accountants included a going concern paragraph in their report on our Consolidated Financial Statements for 2000.

Because it was doubtful that we would be able to meet the scheduled 2001 revolving credit facility amortization of $150.0 million, we began negotiating a restructured amortization schedule with our lenders. On March 6, 2001, we made a $6.0 million amortization payment and our lenders agreed to defer $31.5 million of the $37.5 million total due on that date until May 5, 2001. During the deferral period we and our lenders worked toward a permanent change in the amortization schedule to better match bank debt pay-down with our business plan. On May 5, 2001, we made a $1.0 million amortization payment and our lenders agreed to defer $30.5 until June 5, 2001.

On June 5, 2001, we amended our revolving credit facility and, in connection therewith, paid to the lenders fees of approximately $3.8 million. The amendment extended the maturity of the facility from September 5, 2002 to December 23, 2003, and created a new amortization payment schedule. In connection with the amendment, $201.5 million of the borrowings outstanding under the revolving credit facility were reclassified as long-term obligations on the consolidated balance sheet as of June 30, 2001. As a result of the amendment, our independent accountants removed the going concern paragraph from their report. The interest rate applicable to borrowings under the amended facility was set at IBOR plus 5.0%, subject to reduction upon the achievement of specified performance targets.

We generate substantial operating cash flow because most of our revenue is received in cash from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in 2001 funded our debt service requirements and all capital expenditures with sufficient cash left over to reduce accounts payable by $32.9 million. At December 31, 2001 we had $38.8 million of cash and cash equivalents on hand.

On December 7, 2001, we filed with the Securities and Exchange Commission a shelf registration statement covering up to $110,000,000 of our common stock (together with up to an additional $16,500,000 of our common stock for purposes of satisfying any over-allotment options) and up to $300,000,000 of non-convertible debt securities. On December 10, 2001, we announced that we received a fully underwritten commitment from UBS Warburg LLC for a new bank credit facility. On February 14, 2002 the shelf registration statement became effective.

On March 11, 2002, we completed a public offering of 8,050,000 shares of our common stock resulting in proceeds of $120.8 million before underwriting fees and expenses, of which $114 million was applied to the repayment of borrowings under our prior revolving credit facility.

On March 18, 2002, we obtained new senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC consisting of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. We applied a portion of initial borrowings thereunder to repay all remaining borrowings under our prior revolving credit facility (which was then terminated). The maturity of the new facilities will automatically be extended to 2006 if our existing $250 million senior subordinated notes are refinanced prior to February 2004 with a maturity date beyond 2006 (which, subject to market conditions and other relevant factors, we presently expect to accomplish through the issuance of new senior subordinated notes in 2002 as contemplated in our shelf registration statement). As a result of the early retirement of our prior revolving credit facilities, we anticipate recording an extraordinary charge of approximately $3.5 million in the first quarter of 2002.

The credit agreement governing the new facilities contains customary representations, warranties, covenants (including financial covenants) and events of default. The financial covenants, some of which may become more restrictive over time, include a (1) maximum debt to adjusted EBITDA ratio, (2) minimum interest coverage test, and (3) minimum fixed charge coverage test (determined in each case on the basis of the definitions and other provisions set forth in such credit agreement). Currently, these financial covenants require us to maintain (1) a ratio of debt to adjusted EBITDA of 3.0 to 1.0 or less, (2) a ratio of adjusted EBITDA to interest expense of 3.0 to 1.0 or greater, and (3) a ratio of adjusted EBITDA, plus rent expense, to fixed charges of at least 1.0 to 1.0.

We believe that our cash on hand, cash flow from operations, revolving credit availability and other capital resources will be sufficient to fund the cash requirements associated with our present operations for the foreseeable future. We continue to analyze our strategic plan and capital structure and to consider additional financing transactions, including possible issuances of debt securities, as sources of incremental liquidity.

Cash Provided by Operating Activities

Net cash flow provided by operating activities increased by $25 million in 2001 compared to 2000. Excluding the effects of changes in accounts payable, our net cash flow from operations would have increased by $137 million or 81% in 2001. The increase was due to the discontinuation of e-commerce operations at Reel.com and improved operating performance in our existing store base. The increase was partially offset by net pay-downs of accounts payable in 2001 of $33 million compared to a net increase in accounts payable in 2000 of $79 million.

We lease all of our stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of our stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. At December 31, 2001, the future minimum annual rental commitments under non-cancelable operating leases were as follows:

               ------------------------------
                                   Operating
               Year Ending          Leases
               December 31,     (in thousands)
               ------------------------------
               2002                 217,491
               2003                 215,895
               2004                 210,362
               2005                 199,976
               2006                 179,808
               Thereafter           538,020


Cash Used in Investing Activities

Net cash used in investing activities decreased by $39 million, or 15%, from $256 million in 2000 to $217 million in 2001. The decrease is primarily due to fewer new store openings in 2001. We opened 208 new stores in 2000 and only six stores in 2001.

Following is a table summarizing our cash used in investing activities for the last three years (in thousands):
                                             2001        2000      1999
                                          ---------  ---------  ---------
Rental Inventory:
 New release replenishment                $ 252,749  $ 173,787  $ 137,794
 New store and other investments             24,401     75,636     93,696
 Book value of transfers to merchandise
  inventory and loss                        (74,360)   (72,670)   (45,613)
                                          ---------  ---------  ---------
Purchases of rental inventory, net        $ 202,790  $ 176,753  $ 185,877
                                          ---------  ---------  ---------
Purchase of property and
 equipment, net                               8,802     77,639    112,258
Investment in businesses acquired                 -          -     17,434
Increase in intangibles and other
 assets                                       5,357      1,430      4,769
                                          ---------  ---------  ---------
  Total cash used in investing            $ 216,949  $ 255,822  $ 320,338
                                          =========  =========  =========

New release replenishment includes the cost of purchases of new release video tapes, DVDs and games for existing stores and the estimated interim residual value of video tapes and DVDs acquired under revenue sharing arrangements (see
Note 4 to the Consolidated Financial Statements). It does not include net revenue sharing expense included in cost of rental on the statement of operations. Net revenue sharing expense was $191.3 million, $221.8 million and $165.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. New store and other investments in rental product includes all fixed price rental inventories for new store openings, major catalog inventory enhancement projects, such as an expansion of DVD catalog, and other long-term investments not considered new release replenishment.

Capital expenditures other than for product include expenditures for equipment, fixtures, and leasehold improvements for new and existing stores, remodeling projects, and implementing and upgrading office and store technology. We anticipate that capital expenditures, other than purchases of rental inventory, will be approximately $29.4 million in 2002, of which $21.8 million is anticipated to relate to new, relocated or remodeled stores. The remaining balance relates to corporate capital expenditures. We presently intend to seek to open approximately 50 new stores during the remainder of 2002 and to increase our store base by approximately 10% per year thereafter.

Cash Flow from Financing Activities

In 2001 our cash flow from financing activities was a net use of $21 million compared to $3 million of net cash provided by financing activities in 2000. The slowing of store growth coupled with an increase in cash provided by operations allowed us to operate with internally generated cash flow instead of outside financing. Over the course of 2001, we repaid $17 million of principal on capital leases and reduced amounts outstanding under our prior credit facility by $5 million. At December 31, 2001 the balance outstanding under our prior revolving credit facility was at $240 million, or $1.5 million under the maximum availability of $241.5 million. As of March 31, 2002, we had $25.0 million available under our new senior secured revolving credit facility.

Other Financial Measurements: Working Capital

At December 31, 2001, we had cash and cash equivalents of $39 million and a working capital deficit of $271 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory as discussed below. Other factors contributing to the deficit were the current amounts due under our prior revolving credit facility and significant accrued expenditures (see Note 13 to the Consolidated Financial Statements). Rental inventories are accounted for as non-current assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet obligations as they come due.

Other Financial Measurements: Adjusted EBITDA and Free Cash Flow

We believe other financial measurements, such as Adjusted EBITDA and Free Cash Flow, as defined below, are additional measurements that are useful in understanding our operating results, including our ability to meet our growth plans and debt service requirements. These measurements should not be viewed as a measure of financial performance under GAAP or as substitute for GAAP measurements such as net income or cash flow from operations. Our calculation of these measurements is not necessarily comparable to those reported by other companies due to the lack of uniform definitions.

Adjusted EBTIDA represents income (loss) from operations, before interest, tax, depreciation and amortization ("EBITDA"), plus certain special charges, plus non-cash expenses, minus the cost of replenishing new release rental inventory for existing stores, which is capitalized (see Item 6, Selected Financial Data, for a reconciliation of EBITDA to Adjusted EBITDA). Following is a table calculating Adjusted EBITDA for 2001 (in millions):

   Income from operations                    $119.3
   Depreciation and amortization              247.1
   Special charges (accrual reversals)         (7.0)
   Non-cash expenses                           88.0
   New release replenishment                 (252.7)
                                             ------
   Adjusted EBITDA                            194.7

Free Cash Flow represents Adjusted EBITDA, less cash paid for interest, taxes, investment capital expenditures (new store investments including construction and product and new product platform rollouts) and maintenance capital expenditures, other than the cost of replenishing new release rental inventory for existing stores, which is included in the calculation of Adjusted EBITDA. Following is a table calculating Free Cash Flow for 2001 (in millions):

   Adjusted EBITDA                           $194.7
   Less: cash interest                        (54.7)
   Less: cash taxes paid                       (0.8)
   Less: maintenance capital expenditures      (6.4)
                                              -----
   Free Cash Flow before investment
     capital expenditures                     132.8

   Less: investment capital expenditures      (26.8)
                                             ------
   Free Cash Flow                            $106.0


RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the Consolidated Financial Statements for a discussion of recently issued accounting standards and the impact they may have on the financial condition or results of operations.


GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

We anticipate that our business will be affected by general economic and other consumer trends. Future operating results may be affected by various factors, including (i) variations in the number and timing of new store openings, (ii) the performance of new or acquired stores, (iii) the quality and number of new release titles available for rental and sale, (iv) additional and existing competition, (v) marketing programs, (vi) the level of demand for movie and video game rentals and purchases, (vii) the effects of changing and/or new technology and intense competition, (viii) the prices for which we are able to rent or sell our products, (ix) the costs and availability to us of newly-released movies and video games, (x) changes in other significant operating costs and expenses, (xi) the effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments,
(xii) our ability to manage store expansions and growth, (xiii) acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism, the weather and other matters beyond our control.

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change in Daylight Savings Time and due to improved weather, and in September and October, due in part to the start of school and the introduction of new television programs. We believe these seasonality trends will continue.


FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below under the heading "Cautionary Statements" and above under the heading "General Economic Trends, Quarterly Results and Seasonality". Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission.


CAUTIONARY STATEMENTS

We are subject to a number of risks that are particular to our business and that may or may not affect our competitors. We describe some of these risks below. If any of these risks materializes, our business, financial condition, liquidity and results of operations could be harmed, and the value of our securities could fall.

We face intense competition and risks associated with technological obsolescence, and we may be unable to compete effectively.

The home video and home video game industries are highly competitive. We compete with local, regional and national video retail stores, including those operated by Blockbuster, Inc., the largest video retailer in the United States, and with mass merchants, specialty retailers, supermarkets, pharmacies, convenience stores, bookstores, mail order operations, online stores and other retailers, as well as with noncommercial sources, such as libraries. Substantially all of our stores compete with stores operated by Blockbuster, most in very close proximity. Some of our competitors have significantly greater financial and marketing resources, market share and name recognition than Hollywood. As a result of direct competition with Blockbuster and others, pricing strategies for videos and video games is a significant competitive factor in our business. Our home video and home video game businesses also compete with other forms of entertainment, including cinema, television, sporting events and family entertainment centers. If we do not compete effectively with competitors in the home video industry or the home video game industry or with providers of other forms of entertainment, our revenues and/or our profit margin could decline and our business, financial condition, liquidity and results of operations could be harmed.

We also compete with cable and direct broadcast satellite television systems. These systems offer both movie channels, for which subscribers pay a subscription fee for access to movies selected by the provider at times selected by the provider, and pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber. Historically pay-per-view services have offered a limited number of channels and movies, and have offered movies only at scheduled intervals. Today, however, advances in digital compression and other developing technologies are enabling cable and satellite companies, and may enable internet service providers and others, to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day. In addition, certain cable companies, internet service providers and others have tested and are continuing to test video-on-demand services in some markets. As a concept, video on demand would provide a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time of the day. If video on demand or other alternative movie delivery systems, whether alone or in conjunction with sophisticated digital recording systems (which allow viewers to record, pause, rewind and fast forward live broadcasts), achieve the ability to enable consumers to conveniently view and control the movies they want to see when they want to see them, such alternative movie delivery systems could achieve a competitive advantage over the traditional video rental industry. While we believe that there presently exist substantial technological, economic and other impediments to alternative movie delivery systems achieving such a competitive advantage, technological advances and other developments could enable them to do so, which in turn could harm our profitability and otherwise harm our business, financial condition, liquidity and results of operations.

Changes in the way that movie studios price videocassettes and/or DVDs could adversely affect our revenues and profit margins.

Movie studios use various pricing models to maximize the revenues they receive for movies released to the home video industry. Historically, these pricing models have enabled a profitable video rental market to exist and compete effectively with mass retailers and other sellers of home videos. Initially, the movie studios adopted a "rental pricing" model under which high initial wholesale prices are established in order for the studios to maximize revenues from rental retailers prior to setting prices at levels to create demand from mass merchants. More recently, movie studios have entered into revenue sharing arrangements (usually on a title-by-title basis) under which studios provide movies to video rental retailers at reduced prices in exchange for a share of rental revenues. Movie studios have also utilized "sell-through" pricing under which lower wholesale prices generate more consumer demand for home video purchases, but also result in an increase in profit margins on video rentals. We can neither control nor predict with certainty whether the studios' pricing policies will continue to enable us to operate our business as profitably as we can under current pricing arrangements. If the studios were to significantly change their pricing policies in a manner that increases our cost of obtaining movies under revenue sharing arrangements or other arrangements, our revenues and/or profit margin could decrease, and our business, financial condition, liquidity and results of operations would be harmed.

We could lose a significant competitive advantage if the movie studios were to adversely change their current distribution practices.

Currently, video stores receive movie titles approximately 30 to 90 days earlier than pay-per-view, cable and satellite distribution companies. If movie studios were to change the current distribution schedule for movie titles such that video stores were no longer the first major distribution channel to receive a movie title after its theatrical or direct-to-video release or to provide for the earlier release of movie titles to competing distribution channels, we could be deprived of a significant competitive advantage, which could negatively impact the demand for our products and reduce our revenues and could harm our business, financial condition, liquidity and results of operations.

The video store industry could be adversely impacted by conditions affecting the motion picture industry.

The video store industry is dependent on the continued production and availability of motion pictures produced by movie studios. Any conditions that adversely affect the motion picture industry, including constraints on capital, financial difficulties, regulatory requirements and strikes, work stoppages or other disruptions involving writers, actors or other essential personnel, could reduce the number and quality of the new release titles in our stores. This in turn could reduce consumer demand and negatively impact our revenues, which would harm our business, financial condition, liquidity and results of operations.

The failure of video game software and hardware manufacturers to timely introduce new products could hurt our ability to attract and retain video game rental customers.

We are dependent on the introduction of new and enhanced video games and game systems to attract and retain video game rental customers. If manufacturers fail to introduce or delay the introduction of new games and systems, the demand for games available to us could decline, negatively impacting our revenues, and our business, financial condition, liquidity and results of operations could be harmed.

Expansion of our store base has placed and may place pressure on our operations and management controls.

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. Although we have currently curtailed new store openings, we intend to open new stores in the future. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure. In addition, our ability to open and operate new stores in a profitable manner depends upon numerous contingencies, many of which are beyond our control. These contingencies include:

- our ability under the terms of the instruments governing our existing and future indebtedness to make capital expenditures associated with new store openings;

- our ability to locate suitable store sites, negotiate acceptable lease terms, and build out or refurbish sites on a timely and cost-effective basis;

-  our ability to hire, train and retain skilled associates; and

-  our ability to integrate new stores into our existing operations.

We may also open stores in markets where we already have significant operations in order to maximize our market share within these markets. If we do so, we cannot assure you that these newly opened stores will not adversely affect the revenues and profitability of those pre-existing stores in any given market.

We depend on key personnel whom we may not be able to retain; recent management changes are unproven.

Our future performance depends on the continued contributions of certain key management personnel. From late 2000 through mid-2001, we made significant changes to our management personnel, including adding two new outside directors to the board of directors, reinstating Mark J. Wattles, Hollywood's founder and Chief Executive Officer, full-time as President, hiring Scott R. Schultze, who subsequently became Executive Vice President and Chief Operating Officer, hiring James A. Marcum as Executive Vice President and Chief Financial Officer and restructuring other executive and senior management positions. These new members of management may not be able to successfully manage our existing operations and they may not remain with us. A loss of one or more of these key management personnel, our inability to attract and retain additional key management personnel, including qualified store managers, or the inability of management to successfully manage our operations could prevent us from implementing our business strategy and harm our business, financial condition, liquidity or results of operations.

The failure of our management information systems to perform as we anticipate could harm our business.

The efficient operation of our business is dependent on our management information systems. In particular, we rely on an inventory utilization system used by our merchandise organization and in our distribution centers to track rental activity by individual videocassette, DVD and video game to determine appropriate buying, distribution and disposition of videocassettes, DVDs and video games. We use a scalable client-server system to maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and videocassette, DVD and video game rental patterns. We rely on these systems as well as our proprietary point-of-sale and in-store systems to keep our in-store inventories at optimum levels, to move inventory efficiently and to track and record our performance. The failure of our management information systems to perform as we anticipate could impair our ability to manage our inventory and monitor our performance and harm our business, financial condition, liquidity and results of operations.

Instruments governing our existing and future indebtedness contain or may contain covenants that restrict our business.

Instruments governing our new bank credit facility (in which UBS Warburg is acting as agent for the lenders thereunder, as well as a lender) and our existing senior subordinated notes due 2004 contain, and our future indebtedness may contain a number of significant covenants that, among other things, significantly restrict our ability to:

-  open new stores;
-  incur additional indebtedness;
-  guarantee third-party obligations;
-  enter into capital leases;
-  create liens on assets;
-  dispose of assets;
-  repay indebtedness or amend indebtedness instruments;
-  make capital expenditures;
-  make investments, loans or advances;
-  make acquisitions or engage in mergers or consolidations; and
-  engage in certain transactions with our subsidiaries and affiliates.

We have a substantial amount of indebtedness and debt service obligations, which could adversely affect our financial and operational flexibility and increase our vulnerability to adverse conditions.

As of December 31, 2001 we had total consolidated long-term debt, including capital leases, of approximately $514 million. This level of indebtedness could increase in the future. Our substantial amount of indebtedness could have important consequences to you. For example, it could:

- require us to dedicate a substantial portion of our cash flow to payments on our indebtedness;

-  limit our ability to borrow additional funds;

- increase our vulnerability to general adverse economic and industry conditions;

- limit our ability to fund future working capital, capital expenditures and other general corporate requirements;

- limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or taking advantage of potential business opportunities;

-  limit our ability to execute our business strategy successfully; and

-  place us at a competitive disadvantage in our industry.

We and our subsidiaries may incur substantial additional indebtedness in the future, including indebtedness that would be secured by our assets or those of our subsidiaries. If new indebtedness is added to our and our subsidiaries' current indebtedness levels, the related risks that we and they now face could intensify.

Our ability to satisfy our indebtedness obligations will depend on our financial and operating performance, which may fluctuate significantly from quarter to quarter and is subject to economic, industry and market conditions and to risks related to our business and other factors beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the debt securities, on commercially reasonable terms or at all.

Instruments governing our existing and future indebtedness contain or may contain various covenants, including covenants requiring us to meet specified financial ratios and tests. Our failure to comply with all applicable covenants could result in our indebtedness being immediately due and payable.

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them.

We are subject to governmental regulations that impose obligations and restrictions and may increase our costs.

We are subject to various U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access and use of our video stores by disabled persons, and are subject to various state and local licensing, zoning, land use, construction and environment regulations. Furthermore, changes in existing laws, including environmental and employment laws, new laws or increases in the minimum wage may increase our costs.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of violence or war may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks or other acts of violence or war against the United States or United States businesses. Also, as a result of terrorism, the United States has entered into armed conflict. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers. Furthermore, these attacks or armed conflicts may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect our revenues.

More generally, any of these events could cause consumer confidence and spending to decrease further or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could harm our business, financial condition or results of operations, and may result in the volatility of the market price for our securities and on the future price of our securities.

Our quarterly operating results will vary, which may affect the value of our securities in a manner unrelated to our long-term performance.

Our quarterly operating results have varied in the past and we expect that they will continue to vary in the future depending on a number of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to vary include:

-  the level of demand for movie rentals and purchases;

- existing and future competition from providers of similar products and alternative forms of entertainment;

-  the prices for which we are able to rent or sell our products;

-  the availability and cost to us of newly-released movies;

-  changes in other significant operating costs and expenses;

-  weather;

-  seasonality;

-  variations in the number and timing of store openings;

-  the performance of newer stores;

-  acquisitions by us of existing video stores;

-  the success of new business initiatives;

-  other factors that may affect retailers in general;

-  changes in movie rental habits resulting from domestic and world events;

- actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amount of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our Consolidated Financial Statements; and

- acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism and other matters beyond our control.

Our securities may experience extreme price and volume fluctuations.

The market price of our securities has been and can be expected to be significantly affected by a variety of factors, including:

- public announcements concerning us, our competitors or the home video rental industry;

-  fluctuations in our operating results;

-  introductions of new products or services by us or our competitors;

-  the operating and stock price performance of other comparable companies; and

-  changes in analysts' revenue or earnings estimates.

In addition to the foregoing, the market price of our debt securities may be significantly affected by change in market rates of interest, yields obtainable from investments in comparable securities, credit ratings assigned to our debt securities by third parties and perceptions regarding our ability to pay our obligations on our debt securities.

In the past, companies that have experienced volatility in the market price of their securities have been the target of securities class action litigation. If we were sued in a securities class action, we could incur substantial costs and suffer from a diversion of our management's attention and resources.

Future sales of shares of our common stock may negatively affect our stock price.

If we or our shareholders sell substantial amounts of our common stock in the public market following this offering, the market price of our common stock could fall. In addition, sales of substantial amounts of our common stock might make it more difficult for us to sell equity or equity-related securities in the future.

We do not expect to pay dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock and we do not expect to declare dividends on our common stock in the foreseeable future. The instruments governing our existing and future indebtedness contain or may contain provisions prohibiting or limiting the payment of dividends on our common stock.

Provisions of Oregon law and our articles of incorporation may make it more difficult to acquire us, even though an acquisition may be beneficial to our shareholders.

Provisions of Oregon law condition the voting rights that would otherwise be associated with any shares of our common stock that may be acquired in specified transactions deemed to constitute a "control share acquisitions" upon approval by our shareholders (excluding, among other things, the acquiror in any such transaction). Provisions or Oregon law also restrict, subject to specified exceptions, the ability of a person owning 15% or more of our common stock to enter into any "business combination transaction" with us. In addition, under our articles of incorporation, our Board of Directors has the authority to issue up to 25.0 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The foregoing provisions of Oregon law and our articles of incorporation have the effect of delaying, deferring or preventing a change in control of Hollywood, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock and the occurrence of a control share acquisition may constitute an event of default under, or otherwise require us to repurchase or repay, our indebtedness.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of December 31, 2001, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates (IBOR or the prime bank rate at our option), and therefore, affected by changes in market interest rates. Hypothetically, if variable base rates were to increase 1% in 2001 as compared to the end of 2000, our interest rate expense would increase by approximately $2.4 million based on our outstanding balance on the facility as of December 31, 2001.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to Item 14 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated by reference from our definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for our 2002 annual meeting of shareholders (the "2002 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of the Company's fiscal year ended December 31, 2001. Information with respect to our executive officers is included under Item 4A of Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference from the 2002 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item 12 is incorporated by reference from the 2002 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is incorporated by reference from the 2002 Proxy Statement.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements, notes, schedules and exhibits filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001:

     (a)(i), (ii) FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Accountants dated February 19, 2002, except as to Note 25, which is as of March 18, 2002, are filed herewith:

(i)  FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(ii)  FINANCIAL SCHEDULES

All financial schedules are omitted as the required information is inapplicable or the information is presented in the respective Consolidated Financial Statements or related notes.

(a) (iii)  Exhibits

The following exhibits are filed with or incorporated by reference into this Annual Report:

EXHIBIT
NUMBER         DESCRIPTION

Items identified with an asterisk (*) are management contracts or compensatory plans or arrangements.

3.1 1993B Restated Articles of Incorporation, as amended (incorporated by reference to our Registration Statement on Form S-1 (File No. 33-63042)(the "Form S-1"), by reference to Exhibit 4 to our Registration Statement on Form S-3 (File No. 33-96140), and by reference to Exhibit
         3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

3.2 1999 Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (File No. 333-82937)(the "1999 S-4")).

4.1      Specimen Common Stock certificate (incorporated by reference to
         Exhibit 4.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002).

4.2 Indenture, dated August 13, 1997, between the Registrant and BNY Western Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit
         4.1 to our Registration Statement on Form S-4 (No.333-35351) (the "1997 S-4")), as supplemented by the First Supplemental Indenture, dated as of June 24, 1999, between the Registrant and the Trustee (incorporated by reference to Exhibit 4.2 of the 1999 S-4), the Second Supplemental Indenture, dated as of January 20, 2000, between the Registrant and the Trustee (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31,
         1999) and the Third Supplemental Indenture, dated as of February 12, 2002, between the Registrant, as Issuer, Hollywood Management Company, as Subsidiary Guarantor, and the Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2001).

4.3 Indenture dated January 25, 2002 among the Registrant, Hollywood Management Company, as potential guarantor, and BNY Western Trust Company as trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-14802)).

10.1 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997). *

10.2 Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Form S-1). *

10.3 Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 of the Form S-1). *

10.4 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31,
         2001). *

10.5 Revolving Credit Agreement, as amended as of August 4, 2000, among the Registrant, as Borrower, and Societe Generale, Goldman Sachs Credit Partners L.P. and certain other financial institutions, as Lenders, and Societe Generale, as Agent for the Lenders, Goldman Sachs Credit Partners, L.P., as Documentation Agent, and Credit Lyonnais Los Angeles Branch,Deutsche Bank AG, New York Branch, U.S. Bank National Association and KeyBank National Association, as Co-Agents (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000), as amended by the Amendment to Credit Agreement dated as of June 5, 2001 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 5, 2001), as amended by the Amendment to Credit Agreement dated as of November 28, 2001 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002).

10.6 Credit Agreement dated as of March 18, 2002 among the Registrant, as Borrower, the several lenders from time to time party thereto, as Lenders, and UBS AG, Stamford Branch, as administrative agent for the Lenders.

10.7 Separation and Severance Agreement effective as of October 24, 2000 between the Registrant and Jeffrey B. Yapp (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001). *

10.8 Offer of Employment Term Sheet effective as of January 25, 2001 from the Registrant to Mark J. Wattles (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001). *

10.9 Change of Control Plan for Senior Management dated as of February 3, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001). *

10.10 Revenue Sharing Agreement dated March 2, 1998 between the Registrant and Buena Vista Home Entertainment, Inc (incorporated by reference to
         Exhibit 10.13 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002). +

10.11 Revenue Sharing Agreement dated July 31, 2001 between the Registrant and MGM Home Entertainment (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002). +

10.12 Administrative Services Agreement dated as of January 1, 1998 between Hollywood Management Corporation and Hollywood Entertainment Corporation (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002).

10.13 Income Tax Allocation Agreement dated as of January 1, 1998 between Hollywood Management Corporation and Hollywood Entertainment Corporation (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002).

10.14    Intellectual Property License Agreement between Hollywood
         Management Corporation and Hollywood Entertainment Corporation (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29,
         2002).

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002).

23.1     Consent of PricewaterhouseCoopers LLP.


+ Confidential treatment has been requested as to certain portions of these agreements. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.


(b) REPORTS ON FORM 8-K:



Report of Independent Accountants

To the Board of Directors and Shareholders of Hollywood Entertainment
Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
Portland, Oregon
February 19, 2002, except as to Note 25, which is as of March 18, 2002



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                       -------------------------
                                        December 31,  December 31,
                                            2001          2000
                                        -----------   -----------
ASSETS
Current assets:
Cash and cash equivalents               $    38,810   $     3,268
Accounts receivable                          29,056        23,830
Merchandise inventories                      61,585        54,201
Prepaid expenses and other current
 assets                                      10,863        10,099
                                        -----------   -----------
Total current assets                        140,314        91,398

Rental inventory, net                       191,016       168,462
Property and equipment, net                 270,586       323,666
Goodwill, net                                64,934        69,616
Deferred income tax asset                    38,396             -
Other assets, net                            13,298        11,972
                                        -----------   -----------
                                        $   718,544   $   665,114
                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term
 obligations                            $   111,914   $   261,164
Accounts payable                            167,479       200,358
Accrued expenses                            112,799       114,633
Accrued interest                             13,712        11,817
Income taxes payable                          5,266         4,844
                                        -----------    ----------
Total current liabilities                   411,170       592,816
Long-term obligations, less current
 portion                                    402,088       275,237
Other liabilities                            18,840        19,438
                                        -----------    ----------
                                            832,098       887,491
Commitments and contingencies (Note 22)           -             -
Shareholders' equity (deficit):
Preferred stock, no par value,
 25,000,000 shares authorized;
 no shares issued and outstanding                 -             -
Common stock, no par value, 100,000,000
 shares authorized; and 49,428,763
 and 46,247,599 shares issued and
 outstanding, respectively                  375,503       365,441
Unearned compensation                        (1,655)            -
Accumulated deficit                        (487,402)     (587,818)
                                        -----------    ----------
Total shareholders' (deficit)              (113,554)     (222,377)
                                        -----------    ----------
                                        $   718,544   $   665,114
                                        ===========   ===========

                See notes to Consolidated Financial Statements.



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                          Twelve Months Ended
                                               December 31,
                                  ------------------------------------
                                      2001        2000         1999
                                  -----------  -----------  -----------
Rental revenue                    $1,140,730   $1,071,024   $  893,491
Product sales                        238,773      225,213      203,350
                                  -----------  -----------  -----------
                                   1,379,503    1,296,237    1,096,841
                                  -----------  -----------  -----------
Cost of Revenue:
 Cost of rental                      375,014      580,849      278,890
 Cost of product                     169,463      204,401      154,990
                                  -----------  -----------  -----------
                                     544,477      785,250      433,880
                                  -----------  -----------  -----------
Gross Profit                         835,026      510,987      662,961

Operating costs and expenses:
 Operating and selling               621,343      713,431      522,682
 General and administrative           96,382      110,242       85,873
 Restructuring charge for closure
  of Internet business                (3,256)      46,862            -
 Restructuring charge for store
  closures                            (3,778)      16,859            -
 Amortization of intangibles           5,058       59,914       56,919
                                   ----------   ----------   ----------
                                     715,749      947,308      665,474
                                   ----------   ----------   ----------
Income (loss) from operations        119,277     (436,321)      (2,513)

Non-operating income (expense):
 Interest income                         417          175          214
 Interest expense                    (56,546)     (62,302)     (45,691)
                                  ----------   ----------   ----------
Income (loss) before income taxes
 and cumulative effect adjustment     63,148     (498,448)     (47,990)
(Provision for) benefit from
 income taxes                         37,268      (31,592)      (1,868)
                                   ----------   ----------   ----------
Income (loss) before cumulative
 effect of a change in accounting
 principle                           100,416     (530,040)     (49,858)
Cumulative effect of a change in
 accounting principle (net of
 income tax benefit of $983)               -            -       (1,444)
                                   ----------   ----------   ----------
Net income (loss)                  $ 100,416    $(530,040)   $ (51,302)
                                   ==========   ==========   ==========
------------------------------------------------------------------------
Net income (loss) per share before
 cumulative effect of a change
 in accounting principle:
   Basic                          $     2.05    $  (11.48)  $    (1.09)
   Diluted                              1.90       (11.48)       (1.09)
-------------------------------------------------------------------------
Net income (loss) per share:
   Basic                          $     2.05    $  (11.48)  $    (1.13)
   Diluted                              1.90       (11.48)       (1.13)
-------------------------------------------------------------------------
Weighted average shares outstanding:
   Basic                              49,101       46,151       45,592
   Diluted                            52,880       46,151       45,592
-------------------------------------------------------------------------
                See notes to Consolidated Financial Statements.



                     HOLLYWOOD ENTERTAINMENT CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)


                                 Common Stock    Unearned  Accumu-
                             ------------------- Compen-   lated
                               Shares    Amount  sation    Deficit    Total
                             ---------- -------- -------- --------- ---------
Balance at
 December 31, 1998           44,933,055 $354,067        - $  (6,476)$ 347,591
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Stock options exercised        888,482    4,392        -         -     4,392
 Tax benefit from
   stock options                      -    3,848        -         -     3,848
Net loss                              -        -        -   (51,302)  (51,302)
                             ---------- -------- -------- --------- ---------
Balance at
 December 31, 1999           45,821,537  362,307        -   (57,778)  304,529
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Legal settlement               200,000    2,288        -         -     2,288
 Stock options exercised        226,062      783        -         -       783
 Tax benefit
  from stock options                  -       63        -         -        63
Net loss                              -        -        -  (530,040) (530,040)
                             ---------- -------- -------- --------- ---------
Balance at
  December 31, 2000          46,247,599  365,441        -  (587,818) (222,377)
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Compensation grant
  (See Note 15)               3,000,000    3,281        -         -     3,281
 Stock options exercised        181,164    1,097        -         -     1,097
 Tax impact from
   stock options                      -      (61)       -         -       (61)
 Stock compensation                   -    5,745   (1,655)        -     4,090
Net income                            -        -        -   100,416   100,416
                             ---------- -------- -------- --------- ---------
Balance at
  December 31, 2001          49,428,763 $375,503 $ (1,655)$(487,402)$(113,554)
                             ========== ======== ======== ========= =========

                See notes to Consolidated Financial Statements.



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                 Year Ended December 31,
                                            -------------------------------
                                               2001       2000       1999
                                            ---------  ---------   --------
Operating activities:
 Net income (loss)                          $ 100,416  $(530,040)  $(51,302)
 Adjustments to reconcile net
  income (loss) to cash provided by
  operating activities:
 Cumulative effect of a change
  in accounting principle                           -          -      1,444
 Depreciation and amortization                247,176    277,163    222,842
 Amortization charge for change in
  estimate on rental inventory                      -    164,306          -
 Impairment of long-lived assets                    -     74,305          -
 Amortization of deferred financing costs       3,715      2,665      1,936
Net asset write down for closure of
  Internet business                                 -     40,087          -
 Net asset write down for store closures            -      9,516          -
 Loss on other asset dispositions                   -     10,292          -
 Tax impact from exercise of
  stock options                                   (61)        63      3,848
 Change in deferred rent                         (598)     1,993      3,565
 Change in deferred income taxes              (38,396)    25,805     (1,545)
 Non-cash stock compensation                    7,371          -          -
Net change in operating assets
  and liabilities:
   Accounts receivable                         (5,226)    18,680     (1,817)
   Merchandise inventories                     (7,384)    16,718    (26,290)
   Accounts payable                           (32,879)    79,378       (385)
   Accrued interest                             1,895        (48)     2,172
   Other current assets
    and liabilities                            (2,236)    57,988     22,683
                                            ---------   --------   --------
     Cash provided by operating
       activities                             273,793    248,871    177,151
                                            ---------   --------   --------
Investing activities:
 Purchases of rental inventory, net          (202,790)  (176,753)  (185,877)
 Purchase of property and
   equipment, net                              (8,802)   (77,639)  (112,258)
 Investment in businesses acquired                  -          -    (17,434)
 Increase in intangibles and other
  assets                                       (5,357)    (1,430)    (4,769)
                                            ---------   --------   --------
     Cash used in investing
      activities                             (216,949)  (255,822)  (320,338)
                                            ---------   --------   --------
Financing activities:
 Issuance of long-term obligations                  -     12,511     90,162
 Repayments of long-term obligations          (17,399)   (15,016)    (8,401)
 Proceeds from exercise of stock options        1,097        783      4,392
 Increase (decrease) in revolving
  loan, net                                    (5,000)     5,000     60,000
                                            ---------  ---------   --------
     Cash (used in) provided by
      financing activities                    (21,302)     3,278    146,153
                                            ---------  ---------   --------
Increase (decrease) in cash and
 cash equivalents                              35,542     (3,673)     2,966
Cash and cash equivalents at
 beginning of year                              3,268      6,941      3,975
                                            ---------  ---------   --------
Cash and cash equivalents at end
  of year                                   $  38,810  $   3,268   $  6,941
                                            =========  =========   ========

Other Cash Flow Information:
 Interest expense paid                      $  54,651   $ 60,702   $ 42,896
 Income taxes paid (refunded), net                768       (915)     5,741
Non-cash financing activities
 Issuance of common stock as part of
  a legal settlement agreement                      -      2,288          -

                See notes to Consolidated Financial Statements



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001, 2000, 1999


1.   SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization and Consolidation

The accompanying financial statements include the accounts of Hollywood Entertainment Corporation and its wholly owned subsidiaries (the "Company"). The Company's only subsidiary during 2001 was Hollywood Management Company. During 2000 and 1999, the Company's subsidiaries consisted of Hollywood Management Company and Reel.com, Inc. All significant inter-company transactions and accounts have been eliminated.

Nature of the Business

The Company operates a chain of video superstores ("Hollywood Video") throughout the United States. From October 1998 to June 2000, the Company also operated an Internet retailer of video only products ("Reel.com")(see Note 11 for a discussion of the discontinuation of Reel.com's e-commerce operations). The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 2001 and 2000, the Company operated 1,801 stores in 47 states and 1,818 stores in 47 states, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relative to the Company include revenue recognition, depreciation and amortization policies, impairment of long-lived assets and goodwill, income taxes and legal contingencies.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported net loss or shareholders' equity.

Recently Issued Accounting Standards

In the first quarter of 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board(FASB) on June 15, 1998. The adoption of SFAS No. 133 did not have an effect on the Company's results of operations or its financial position.

The Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000. The Company also adopted Emerging Issues Task Force Issue No. 99-19, "Reporting Revenues Gross as a Principal versus Net as an agent," in the fourth quarter of 2000. The effect of the adoption of these standards was not material.

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002, the beginning of fiscal 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. As of December 31, 2001, the Company expects a reduction in annual amortization expense of approximately $5.1 million in 2002 upon adoption of SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

On October 3, 2001, the FASB issued Statement of Accounting Standards No.
144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121 "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business. In general, FAS 144 requires that long-lived assets that will continue to be operated be measured at the lower of book value or the undiscounted projected future operating cash flows directly associated with the asset. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or estimated fair value less estimated cost to sell. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS 144 is effective for the Company for all financial statements issued beginning January 1, 2002. Currently, the management of the Company does not anticipate disposing of any long-lived assets in 2002, other than the assets intended to be disposed of pursuant to the store closure plan (see Note 7), therefore, there should be no affect from the adoption of FAS 144.

Rental Revenue and Merchandise

The Company recognizes revenue upon the rental and sale of its products. Revenue for extended rental periods (when the customer chooses to keep the product beyond the original rental period) is recognized when the extended rental period begins. Revenue recorded for extended rental periods is net of estimated amounts that the Company does not anticipate collecting based upon its historical collection experience.

Gift card liability

Gift card liabilities are recorded at the time of sale. Costs of designing, printing and distributing the cards, and transactional processing costs, are expensed as incurred. The liability is relieved and revenue is recognized upon redemption of the gift cards at any Hollywood Video store.

Cost of Rental

Cost of rental includes revenue sharing expense, amortization of videocassettes, DVDs and games, and book value of inventory loss.

Cash and Cash Equivalents

The Company considers highly liquid investment instruments, with an original maturity of three months or less, to be cash equivalents. The carrying amounts of cash and cash equivalents equals fair market value.

Inventories

Merchandise inventories, consisting primarily of prerecorded videocassettes, concessions, and other accessories held for resale, are stated at the lower of cost or market (or, in the case of rental inventory, transferred to merchandise inventory at the carrying value thereof at the time of transfer). Cost of sales is determined using an average costing method. Rental inventory, which includes VHS videocassettes, DVDs and video games is stated at cost and amortized over its estimated useful life to a specified residual value. Shipping and handling charges related to the rental and sale of inventory are included in cost of rental and in cost of product. See Notes 4 and 5 for a discussion of the amortization policy applied to rental inventory.

Property, Equipment, Depreciation and Amortization

Property is stated at cost and is depreciated on a straight-line basis for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to ten years. Leasehold improvements are amortized primarily over ten years, which generally approximates the term of the lease.

Additions to property and equipment are capitalized and include acquisitions of property and equipment, costs incurred in the development and construction of new stores, major improvements to existing property and major improvements in management information systems. Maintenance and repair costs are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized. As property and equipment is sold or retired, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss thereon is recorded.

In 1998, the Company adopted Statement of Position 98-1 ("SOP 98-1"), which defines the types of costs that may be capitalized for internally developed computer software. Accordingly, the Company capitalized $0.3 in 1999. The Company did not incur costs in 2000 or 2001 that meets the capitalization requirements.

Long-lived Assets

The Company reviews for impairment long-lived assets and goodwill to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports for indicators of impairment. The Company considers a trend of unsatisfactory operating results that are not in line with management's expectations to be its primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). The Company deems a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount of the store exceeds its fair value. Fair value is estimated using a discounted future cash flow valuation technique similar to that used by management in making a new investment decision. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. See Note 8 for estimated impairments at December 31, 2000. There was no impairment charge in 2001.

Store Closure Reserves

Reserves for store closures are established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, if any, and are expensed along with any leasehold improvements. Store furniture and equipment are either transferred at historical costs to another location or disposed of and written-off.

Litigation Liabilities

All material litigation loss contingencies, which are judged to be both probable and estimable, are recorded as liabilities in the Consolidated Financial Statements in amounts equal to the Company's best estimates of the costs of resolving or disposing of the underlying claims. These estimates are based upon judgments and assumptions. The Company regularly monitors its estimates in light of subsequent developments and changes in circumstances and adjusts its estimates when additional information causes the Company to believe that they are no longer accurate. If no particular amount is determined to constitute the Company's best estimate of a particular litigation loss contingency, the amount representing the low end of the range of the Company's estimate of the costs of resolving or disposing of the underlying claims is recorded as a liability and the range of such estimates is disclosed.

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

Deferred Rent

Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and is included in other liabilities.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", the Company has disclosed the fair value, related carrying value and method for determining the fair value for the following financial instruments in the accompanying notes as referenced: cash and cash equivalents (see above), accounts receivable (see Note 2), and long-term obligations (see
Note 16).

The Company's receivables do not represent significant concentrations of credit risk at December 31, 2001, due to the wide variety of customers, markets and geographic areas to which the Company's products are rented and sold.

Comprehensive Income

Comprehensive income (loss) is equal to net income (loss) for all periods presented.

Advertising

The Company receives cooperative reimbursements from vendors as eligible expenditures occur relative to the promotion of rental and sales product. Advertising costs, net of these reimbursements, are expensed as incurred. Advertising expense was $5.1 million, $25.6 million and $1.2 for 2001, 2000 and 1999, respectively.

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


2.   ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2001 and 2000 consists of (in thousands):

                                         ----------------------
                                            2001         2000
                                         ----------   ---------
      Construction receivables           $      600   $   1,266
      Additional rental fees                 18,200      17,425
      Marketing                              12,253      11,430
      Due from employees                      2,051       1,866
      Licensee receivables                      623           -
      Other                                     389         593
                                         ----------   ---------
                                             34,116      32,580

      Allowance for doubtful accounts        (5,060)     (8,750)

                                         ----------   ---------
                                             29,056      23,830
                                         ==========   =========

The carrying amount of accounts receivable approximates fair value because of the short maturity of those receivables. The allowance for doubtful accounts is primarily for marketing and due from employees.


3.   RENTAL INVENTORY

Rental inventory as of December 31, 2001 and 2000 consists of (in thousands):

                                         -------------------------
                                             2001           2000
                                         ----------     ----------
   Rental inventory                      $  675,469     $  604,715
   Less accumulated amortization           (484,453)      (436,253)
                                         ----------     ----------
                                         $  191,016     $  168,462
                                         ==========     ==========

Amortization expense related to rental inventory was $180.2 million, $340.8 million and $107.6 million in 2001, 2000 and 1999, respectively, and is included in cost of rental. Amortization in 2000 included a $164.3 million charge for changes in estimated useful lives and salvage values of various types of rental product (see Note 5). As rental inventory is transferred to merchandise inventory and sold (previously-viewed product), the applicable cost and accumulated amortization are eliminated from the accounts, determined on a first-in-first-out ("FIFO") basis applied in the aggregate to monthly purchases.


4.   RENTAL INVENTORY AMORTIZATION POLICY

For new release tapes acquired under revenue sharing, the studio's share of rental revenue is expensed net of an average estimated interim residual value established in rental inventory of $3 per tape. The expense is recorded as revenue is earned on the respective revenue sharing titles. Tapes that remain in the Company's rental inventory are amortized to $2 in one year.

New release fixed price purchases of VHS, DVD and game inventories are amortized to an estimated interim residual value in four months and then to an estimated ending residual value over the remaining estimated useful life. In 2001 these estimates were as follows:

                  Interim        Ending        Useful
                  Residual      Residual        Life
                  --------      --------      --------
VHS                $ 3.61          $2          1 year
DVD                $ 6.88          $6          5 years
Games              $14.16          $5          2 years

Purchases of catalog product, including new store purchases, are amortized on a straight-line basis to the estimated ending residual values over the estimated useful lives noted above.


5.   AMORTIZATION POLICY CHANGE IN ESTIMATE IN 2000

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

- The average sales price of previously-viewed VHS movies in fourth quarter of 2000 declined by 24% compared to the third quarter of 2000.

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

- For new release tapes acquired under revenue sharing, the studios share of rental revenue is expensed net of an average value established in rental inventory, prior to amortization, of $3 compared to the previous estimate of $4. Tapes that remain in the Company's rental inventory are amortized to $2 in one year.

- New release VHS tapes acquired under methods other than revenue sharing are amortized to an average value of approximately $4 in the first four months compared to the previous estimate of $8. Tapes that remain in the Company's rental inventory are amortized to $2 in one year.

- DVD rental inventory is amortized on an accelerated basis to an average value of approximately $7 in the first four months. DVDs that remain in the Company's rental inventory are amortized to $6 in 60 months. Prior to the change in estimate, all purchases of DVD rental inventory were amortized straight-line to a residual value of $6 in 60 months.

- Game rental inventory is amortized on an accelerated basis to an average value of approximately $14 in the first four months. Games that remain in the Company's rental inventory are amortized to $5 in 24 months. Prior to the change in estimate, Game rental inventory was amortized on an accelerated basis to an average value of approximately $14.50 in the first twelve months and the catalog residual value was $8.

The Company adopted these changes in estimate prospectively on October 1, 2000. The change resulted in a $164.3 million increase to amortization expense in the fourth quarter of 2000 and is classified as cost of rental on the consolidated statement of operations. This change in estimate increased net loss by $164.3 million and increased net loss per share by $3.56.


6.   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001 and 2000 consists of (in thousands):

                                              ---------------------
                                                 2001        2000
                                              ---------  ----------
        Fixtures and equipment                $ 165,723  $  156,960
        Leasehold improvements                  360,569     352,245
        Equipment under capital lease            15,879      19,578
        Leasehold improvements under
         capital lease                           37,112      44,279
                                              ---------  ----------
                                                579,283     573,062
        Less accumulated depreciation
         and amortization                      (308,697)   (249,396)
                                              ---------  ----------
                                              $ 270,586  $  323,666
                                              =========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $17.5 million and $16.4 million at December 31, 2001 and 2000, respectively. Depreciation expense related to property, plant and equipment was $61.9 million, $114.2 million and $57.2 million in 2001, 2000 and 1999, respectively.


7.  STORE CLOSURE RESTRUCTURING

In December 2000, the Company approved a restructuring plan involving the closure and disposition of 43 stores that were not operating to management's expectations (the "Restructuring Plan"). In the fourth quarter of 2000, the Company recorded charges aggregating $16.9 million, including an $8.0 million write down of property and equipment, a $1.5 million write down of goodwill and an accrual for store closing costs of $7.4 million. The established reserve for cash expenditures is for lease termination fees and other store closure costs. The Company has liquidated and plans to continue liquidating related store inventories through store closing sales; any remaining product will be used in other stores.

Revenue during the years ended December 31, 2000 and 1999 for the stores included in the Restructuring Plan was approximately $15.5 million and $13.4 million, respectively. Operating results (defined as income or loss before interest expense and income taxes) during the years ended December 31, 2000 and 1999 for the stores included in the Restructuring Plan were approximately $1.8 million loss and $0.5 million loss, respectively. For the twelve months ended December 31, 2001, these stores recorded a combined net loss of $2.5 million that is included in the Consolidated Statement of Operations.

As of December 31, 2001, the Company had closed 12 of the 43 scheduled stores that are included in the Restructuring Plan. The Company incurred $329,867 in expenses during the twelve months ended December 31, 2001 related to the closures and received $450,000 to exit one of the leases.

In December of 2001, the Company amended the Restructuring Plan and removed 16 stores from the closure list. The Company anticipates closing the remaining 15 stores in 2002. In accordance with the amended plan, and updated estimates on closing costs, the Company reversed $3.8 million of the original $16.9 million charge, leaving a $3.7 million accrual balance at December 31, 2001 for store closing costs.


8.  IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 2000, the Company experienced negative same store sales for the first time in 21 quarters while major competitors experienced positive same store sales. With a strong slate of new release titles, this decline in same store sales was unexpected and occurred at a time when the Company was facing substantial uncertainty with respect to its liquidity. These changes in circumstance triggered an impairment analysis in accordance with the Company's policy outlined in Note 1. The Company identified 293 impaired stores and recorded a charge of $74.3 million. The non-cash charge included $44.3 million classified as operating and selling expenses in the consolidated statement of operations that reduced the net carrying amount of property and equipment, and $30 million classified as amortization of intangibles that reduced the net carrying amount of goodwill. Property and equipment primarily consisted of leasehold improvements and fixtures that could not be used in other locations.


9.   GOODWILL

Goodwill as of December 31, 2001 and 2000 consists of:
  (in thousands)
                                --------------------
                                   2001       2000
                                ---------  ---------
     Goodwill                   $ 134,309  $ 134,309
     Less accumulated
       amortization               (69,375)   (64,693)
                                ---------  ---------
                                $  64,934  $  69,616
                                =========  =========

Goodwill represents the excess of cost over the fair value of net assets purchased and has been amortizing on a straight-line basis over two or 20 years. Goodwill in connection with store acquisitions has been amortizing over 20 years. In accordance with Statement of Financial Accounting Standards No. 142, goodwill will no longer be amortized (see Note 1 under the heading "Recently Issued Accounting Standards" for a discussion of Financial Accounting Standards No. 142). Goodwill from the Reel.com acquisition was amortized over two years prior to the discontinuation of Reel.com's e-commerce operations in June 2000. Amortization expense was $5.1 million, $ 59.9 million and $56.9 million in 2001, 2000 and 1999, respectively. In the second quarter of 2000, the Company recorded a $69.3 million charge in connection with the restructuring of Reel.com, including a $14.9 million write-down of goodwill (see Note 11). During the fourth quarter of 2000, a plan was developed to close 43 stores, of which, 5 were acquired stores. The Company recorded a restructuring charge of $16.9 million, including a write-down of $1.5 million of goodwill associated with the acquired stores (see Note 7). The Company also determined estimated future undiscounted cash flows on several additional acquired stores were less than the net carrying amount of assets associated with each store (see Note 8). As required by FAS 121, the Company recorded an impairment charge of $74.3 million, including a $30 million write-down of goodwill.


10.   STORE ACQUISITIONS

Store growth in 2001 and 2000 did not include any acquired stores.

During 1999, the Company acquired the operations and assets of 49 video superstores for an aggregate purchase price of $17.4 million. The acquisitions were accounted for under the purchase method of accounting. Approximately $14.6 million was allocated to goodwill. The results of operations for these acquisitions do not have a material effect on the consolidated operating results, and therefore, no pro forma data has been presented.


11. REEL.COM DISCONTINUED E-COMMERCE OPERATIONS

On June 12, 2000, the Company announced that it would discontinue the e-commerce business of Reel.com. Although the Company had developed a leading website over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its superstore cash flow. On June 13, 2000, the Company terminated the employment of approximately 200 of Reel.com's 240 employees, and paid $1.9 million in involuntary termination benefits. The remaining employees have since been terminated or integrated into Hollywood Entertainment.

As a result of the discontinuation of Reel.com's e-commerce operations, the Company recorded a total charge of $69.3 million in the second quarter of 2000, of which $48.5 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales. The charge was reduced by $1.6 million to $46.9 million in the fourth quarter of 2000, and also reduced by $3.3 million to $43.6 million in the fourth quarter of 2001, because the Company was able to negotiate termination of certain obligations and lease commitments more favorably than originally anticipated.

The restructuring charge line item included $1.9 million of severance and benefits paid on June 13, 2000, $19.3 million of asset impairment charges, and $22.4 million (net of reductions) of accrued liabilities. The asset impairment charges included the write-off of the remaining $14.9 million of goodwill associated with the acquisition of Reel.com, and $4.4 million to write down equipment, leasehold improvements, prepaid expenses and accounts receivable to their net realizable values. Amounts accrued included $17.3 (net of reductions) million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.1 (net of reductions) million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of December 31, 2001, the Company had paid $7.4 million of the accrued amounts.

The Company used some of the equipment from Reel.com at the distribution center in Nashville, Tennessee, and at the corporate offices in Wilsonville, Oregon. Equipment not used by the Company was sold. Proceeds of $250,000 were received in the third quarter of 2000.

The $20.8 million write down of Reel.com inventory, primarily DVD's, to net realizable value was charged to cost of product. This represented excess product for the Hollywood Video segment. The Company liquidated over 85% of this inventory in 2000. The remaining amount was liquidated or integrated into Hollywood Video inventory in 2001.


12.   OPERATING LEASES

The Company leases all of its stores, corporate offices, distribution center and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Most operating leases require payment of property taxes, utilities, common area maintenance and insurance. Total rent expense, including related lease-required costs, incurred during 2001, 2000, and 1999 was $253.1 million, $243.9 million and $201.6 million, respectively.

At December 31, 2001,the future minimum annual rental commitments under non-cancelable operating leases were as follows (in thousands):


               ------------------------------
               Year Ending         Operating
               December 31,         Leases
               ------------------------------
               2002                $217,491
               2003                 215,895
               2004                 210,362
               2005                 199,976
               2006                 179,808
               Thereafter           538,020


13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes accrued revenue sharing (amounts accrued pursuant to revenue sharing arrangements in which the Company had not yet received an invoice). Accrued revenue sharing was $20.6 million and $30.9 at December 31, 2001, and 2000, respectively.

Accrued liabilities as of December 31, 2001 and 2000 consist of
(in thousands):
                                         ----------------------
                                            2001         2000
                                         ----------   ---------

      Payroll and benefits                   25,143      19,431
      Property taxes and common
       area maintenance                      10,241      16,340
      Gift certificates and coupons          13,940       6,226
      Marketing                               8,054      14,409
      Store closures and lease
       terminations                           7,977      17,071
      Reel.com restructuring                 15,000      21,455
      Other operating and general
       administration                        32,444      19,701
                                         ----------   ---------
                                         $  112,799   $ 114,633
                                         ==========   =========


14.   EMPLOYEE BENEFIT PLANS

The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual claims in excess of $100,000 and for annual Company claims which exceed approximately $7.3 million in the aggregate. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. Adjustments, if any, to recorded estimates of the Company's potential claims liability will be reflected in results of operations for the period in which such adjustments are determined to be appropriate on the basis of actual payment experience or other changes in circumstances.

The Company has a 401(k) plan in which eligible employees may elect to contribute up to 20% of their earnings. Eligible employees are at least 21 years of age, have completed at least one year of service and work at least 1,000 hours in a year. The Company began matching 25% of the employees first 6% of contributions in January 2000. There were no matching contributions in 1999.

Beginning in April 2000, the Company offered a deferred compensation plan to certain key employees designated by the Company. The plan allows for the deferral and investment of current compensation on a pre-tax basis. The Company has accrued approximately $112,069 and $201,593 related to this plan at 2001 and 2000, respectively.


15. RELATED PARTY TRANSACTIONS

In May 2000, the Company's Board of Directors approved a five-year $15 million loan to Mr. Mark J. Wattles (with a secondary security interest in the Company's common stock that he owned), which bore interest at an annual rate equal to the greater of ten percent or the minimum rate required under the Internal Revenue Code and regulations thereunder, to avoid imputed interest on loans to affiliated persons. In December 2000, the Company's Board of Directors determined that the loan was uncollectable and directed the Company to write-off the loan.

On January 25, 2001, the Compensation Committee of the Board of Directors of the Company unanimously approved an employment agreement between the Company and Mark J. Wattles as President and Chief Executive Officer. Pursuant to the terms of the agreement, Mr. Wattles received a grant of 3 million shares of common stock on January 25, 2001. On the date of the grant, the shares had a market value of $3.28 million.

In July 2001, Boards, Inc. (Boards) opened two Hollywood Video stores as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in January 2001. These stores will be operated by Boards and are not included in the 1,801 stores operated by the Company. Mark Wattles, the Company's Founder, Chief Executive Officer and President, is the majority owner of Boards. Under the license arrangement, Boards will pay the Company $25,000 per store, a royalty of 2% of revenue and may purchase product and services from the Company. At December 31, 2001, Boards owed the Company approximately $623,000 for fees, services, and product including rental inventory to open the stores. On February 15, 2002, Boards paid the Company $643,953.


16.  LONG-TERM OBLIGATIONS AND LIQUIDITY

The Company had the following long-term obligations as of December 31, 2001 and 2000 (in thousands):

                                                      December 31,
                                              -----------    ----------
                                                 2001            2000
                                              -----------    ----------
Senior subordinated notes (1)                 $   250,000    $  250,000
Borrowings under revolving credit facility        240,000       245,000
Obligations under capital leases                   24,002        41,396
Other                                                   -             5
                                              -----------    ----------
                                                  514,002       536,401
Current portions:
   Credit facility                                 98,500       245,000 (2)
   Capital leases & other                          13,414        16,164
                                              -----------    ----------
                                                  111,914       261,164
Total long-term obligations                   -----------    ----------
   net of current portion                     $   402,088    $  275,237
                                              ===========    ==========

(1) Coupon payments at 10.625% are due semi-annually in February and August of each year.

(2) Includes $112.5 million with a scheduled maturity in 2002 that was reclassified as current portion in accordance with FAS 78, Classification of Obligations That Are Callable by the Creditor, due to covenant violations that, as of December 31, 2000, were not waived beyond May 5, 2001.

At December 31, 2001, maturities on long-term obligations for the next five years were as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2002                 $       -    $   98,500    $  13,414  $  111,914
2003                         -       141,500       10,588     152,088
2004                   250,000             -            -     250,000
2005                         -             -            -           -
2006                         -             -            -           -
Thereafter                   -             -            -           -
                   -----------    ----------    ---------   ---------
                    $  250,000    $  240,000    $  24,002   $ 514,002
                   -----------    ----------    ---------   ---------

At December 31, 2001, $250 million of the Company's senior subordinated notes (the "Notes") due August 15, 2004 were outstanding. The Notes are redeemable, at the option of the Company, as of August 14, 2001 at rates starting at 105.313% of principal amount reduced annually through August 15, 2003, at which time they become redeemable at 100% of the principal amount. The terms of the Notes may restrict, among other things, the payment of dividends and other distributions, investments, the repurchase of capital stock and the making of certain other restricted payments by the Company, the incurrence of additional indebtedness by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at 101% of principal amount thereof.

The Company is limited in the amount of cash dividends that it can pay and the amount of common stock and subordinated indebtedness that it may repurchase by applicable covenants contained in the Notes.

At December 31, 2001 the Company had a total of $241.5 million of borrowing capacity under its revolving credit facility, of which amount $240.0 million was outstanding. Revolving credit loans under the facility bear interest, at the Company's option, at an applicable margin over the bank's base rate loan or the IBOR rate. At December 31, 2001, the margin over IBOR was at 5% and will step down if certain performance targets are met. Among other restrictions, the facility contains financial covenants relating to specified levels of indebtedness to adjusted net cash EBITDA. Adjusted net cash EBITDA is defined as income from operations before depreciation and amortization plus non-cash expenses that reduced EBITDA, less the cost of acquiring new release videocassettes, game inventory and new store rental inventory which is capitalized. Other ratios and restrictions include: adjusted net cash EBITDA less cash taxes paid compared to interest expense; adjusted net cash EBITDA less cash taxes paid plus rent expense compared to interest expense plus rent expense; maintenance of average store contribution levels; and the maintenance of minimum tangible net worth. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company.

On December 7, 2001, the Company filed with the Securities and Exchange Commission a shelf registration statement covering up to $110,000,000 of its common stock (together with up to an additional $16,500,000 of its common stock for purposes of satisfying any over-allotment options) and up to $300,000,000 of non-convertible debt securities. On December 10, 2001 the Company announced that it received a fully underwritten commitment from UBS Warburg LLC for a new bank credit facility. The credit facility, consisting of a $150.0 million senior secured term loan maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004, is subject to various conditions, including the sale by the Company of at least $100.0 million of its common stock and the application of the proceeds of such sale, together with the initial borrowings under the new bank credit facility, to the repayment of all borrowings under the Company's existing bank credit facility. The commitment expires on March 31, 2002.

On February 15, 2002 the Company announced that the shelf registration statement became effective and that the Company intends to commence an offering of approximately 7,000,000 shares of its common stock through managing underwriters UBS Warburg LLC, Bear, Stearns & Co. Inc., Robertson Stephens, Inc. and Wells Fargo Securities LLC. The Company intends to use the net proceeds of the offering of common stock to repay a portion of the amounts outstanding under the existing revolving credit facility and intends to repay the remaining amounts outstanding with initial borrowings under the new bank facility described above.

As of December 31, 2001, the fair value of the Notes was $252.5 million. The fair value of the Notes was based on quoted market prices as of December 31, 2001. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of December 31, 2001.

As of December 31, 2001, the Company had $2.1 million of outstanding letters of credit.


17.  INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2001, 2000 and 1999 consists of: (in thousands)


                                      ------------------------------
                                          2001      2000      1999
                                      ----------  --------  --------
        Current:
         Federal                       $    312   $  3,396  $  2,802
         State                              816      2,391     1,064
                                      ---------   --------  --------
         Total current provision          1,128      5,787     3,866

        Deferred:
         Federal                        (30,852)    22,523    (2,450)
         State                           (7,544)     3,282       452
                                      ---------   --------  --------
         Total deferred liability
           (benefit)                    (38,396)    25,805    (1,998)
                                      ---------   --------  --------
         Total provision (benefit)     $(37,268)  $ 31,592  $  1,868
                                      =========   ========  ========

The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. These taxes are included in the current provision for state and local income taxes. Certain acquisitions in 1995 and the Reel.com acquisition in 1998 yielded non-deductible, goodwill which is reflected in the tax rate reconciliation below. The tax impact of purchase accounting adjustments is reflected in deferred taxes. A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows:

                                               --------------------------
                                                 2001      2000     1999
                                               --------  -------  -------
       Statutory federal rate
        provision (benefit)                       34.0%   (34.0%)  (34.0%)
       State income taxes, net of
        federal income tax benefit                 4.4     (3.5)     2.1
       Amortization of non-deductible
        goodwill                                   0.1      2.6     35.7
	 Net non-deductible expenses  		   3.8 	      -        -
 	 Unused federal credits		          (1.2)	      -        -
	 Increase (decrease)in valuation
        allowance				(100.5)    41.3        -
       Other, net                                  0.4     (0.1)     0.1
                                               --------  -------  -------
                                                 (59.0%)    6.3%     3.9%
                                               ========  =======  =======

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows: (in thousands)

                                                ----------------------
                                                    2001        2000
                                                ----------   ---------
      Deferred tax assets:
	 Tax loss carryforward		          $116,200    $122,702
	 Deferred rent			             7,574       7,775
	 Financial leases			     8,270       8,161
	 Accrued liabilities and reserves	    18,991	18,790
	 Tax credit carryforward	             4,836       3,456
	 Restructure charges			    10,360      13,735
	 Accrued legal settlement		       130	   522
  	 Inventory valuation			    33,470	59,358
	 Amortization			            11,842      14,237
					        ----------   ---------
	 Total deferred tax assets		   211,673     248,736
	 Valuation allowance		          (147,790)   (211,247)
					        ----------   ---------
	 Net deferred tax assets		    63,883      37,489
					        ----------   ---------
	Deferred tax liabilities:
	 Depreciation and amortization		   (20,264)   (32,843)
       Capitalized leases			    (5,223)    (4,646)
					        ----------   ---------
  	 Total deferred tax liabilities		   (25,487)   (37,489)
					        ----------   ---------
 	Net deferred tax asset (liability)	   $38,396    $      -
						==========   =========

The valuation allowance of $147.8 million as of December 31, 2001 represents a provision for the uncertainty as to the realization of deferred tax assets, including temporary differences and net operating loss carryforwards. The Company has determined that it is more likely than not that certain future tax benefits will be realized as a result of current and future income. Accordingly, the valuation allowance has been reduced in the current year to reflect greater anticipated net deferred tax asset utilization. As of December 31, 2001, the Company had approximately $302.2 million of net operating loss carryforwards available to reduce future income taxes. The carryforward periods expire in years 2010 through 2020. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of $3.3 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date. The Company has federal and state tax credit carryforwards of $1.5 million which are available to reduce future taxes. The carryforward periods expire in years 2018 through 2021, or have no expiration date.

The Company may realize tax benefits as a result of the exercise of certain employee stock options. For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to shareholders' equity.


18.  SHAREHOLDERS' EQUITY

Preferred Stock

At December 31, 2001, the Company was authorized to issue 25,000,000 shares of preferred stock in one or more series. With the exception of 3,119,737 shares which have been designated as "Series A Redeemable Preferred Stock" but have not been issued, the Board of Directors has authority to designate the preferences, special rights, limitations or restrictions of such shares.

Common Stock

On January 24, 2000, the Company issued to Rentrak Corporation 200,000 shares of common stock as part of a litigation settlement.


19.   STOCK OPTION PLANS

In general, the Company's stock option plans provide for the granting of options to purchase Company shares at a fixed price. It has been the Company's Board of Directors general policy to set the price at the market price of such shares as of the option grant date. The options generally have a nine year term and become exercisable on a pro rata basis over three years. The Company adopted stock option plans in 1993, 1997 and 2001 providing for the granting of non-qualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees up to an aggregate of 19,000,000 shares of common stock. The Company granted non-qualified stock options pursuant to the 1993, 1997 and 2001 Plans totaling 11,063,683, 2,512,650 and 2,804,925 in 2001, 2000 and 1999, respectively.

The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999:

                                    -----------------------------
                                        2001    2000     1999
                                    -----------------------------
      Risk free interest rate          3.87%    4.87%    6.33%
      Expected dividend yield             0%       0%       0%
      Expected lives                  3 years   5 years  5 years
      Expected volatility               100%      98%      85%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during 2001, 2000 and 1999 (excluding the options assumed in connection with the Reel.com acquisition) was $1.55, $5.32, and $9.95 per option, respectively.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The value of options issued in connection with the Reel.com acquisition are excluded from the pro forma disclosure as the value of these options was part of the acquisition purchase price.

The Company's pro forma information is as follows:
  (in thousands, except per share amounts)


                                             December 31,
                  -----------------------------------------------------------
                          2001                 2000                1999
                  -------------------  -------------------  -----------------
                               Pro                 Pro                  Pro
                   Reported   Forma     Reported  Forma     Reported   Forma
                   -------- ---------   -------- ---------  -------- --------
Net income
 (loss)            $100,416 $  97,490  $(530,040)$(538,886) $(51,302)$(57,665)
Earnings (loss)
 per Share:
  Basic                2.05      1.99     (11.48)   (11.68)    (1.13)   (1.26)
  Diluted              1.90      1.84     (11.48)   (11.68)    (1.13)   (1.26)


Due to the Company's losses in 2000 and 1999, a calculation of earnings per share assuming dilution is not required. In 2000 and 1999 dilutive securities consisting of options convertible into 5.4 million and 8.2 million shares of common stock, respectively, were excluded from the reported and pro forma calculations due to the net loss in each year.

A summary of the Company's stock option activity and related information for 2001, 2000 and 1999 is as follows (in thousands, except per share amounts):

                                                    Weighted
                                                     Average
                                                    Exercise
                                           Shares     Price
                                          --------  --------
      Outstanding at December 31, 1998       7,460  $   9.40
        Granted                              2,805     14.05
        Exercised                             (889)     5.24
        Cancelled                           (1,189)     9.13
                                          --------  --------
      Outstanding at December 31, 1999       8,187     11.49
        Granted                              2,511      7.01
        Exercised                             (226)     3.52
        Cancelled                           (5,050)    11.81
                                          --------  --------
      Outstanding as December 31, 2000       5,422      9.45
        Granted                             11,064      2.05
        Exercised                             (181)     6.24
        Cancelled                           (3,951)     7.39
                                          --------  --------
      Outstanding as December 31, 2001      12,354  $   3.52
                                          ========  ========


A summary of options outstanding and exercisable at December 31, 2001 is as follows (in thousands, except per share amounts):

                  ------------------------------   -------------------
                        Options Outstanding        Options Exercisable
                  ------------------------------   -------------------
                            Weighted
                             Average    Weighted              Weighted
                           Remaining     Average               Average
   Range of                     Life    Exercise              Exercise
Exercise Prices   Options  (in years)      Price   Options       Price
---------------   -------  ---------    --------   -------    --------
$ 0.56 - $1.56     8,293        8.23    $   1.17       146    $   1.07
  2.04 -  9.63     2,689        7.26        5.26       561        7.30
  9.90 - 15.00       837        6.84       11.70       301       11.17
 15.20 - 19.62       535        4.14       18.45       418       18.54
                  ------   ---------    --------   -------    --------
                  12,354        7.75    $   3.52     1,426    $  10.78
                  ======   =========    ========   =======    ========


In the first quarter of 2000, the Company granted stock options to approximately fifty key employees. The grants were for the same number of shares issued to these employees prior to January 1, 2000. In the third quarter of 2000, the Company cancelled the stock options that were issued prior to January 1, 2000 for the fifty employees. The grant and cancellation of the same number of options for these employees resulted in variable accounting treatment for the related options for 850,000 shares of the Company's common stock. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

The Company recorded compensation expense relating to the variable stock option plan of $2.5 million in 2001. The Company had no compensation expense recorded relating to the variable stock compensation plan in 2000 or 1999. The Company had 482,750 variable options outstanding at December 31, 2001, 850,000 variable options outstanding at December 31, 2000 and no variable options outstanding at December 31, 1999.

The Company recorded compensation expense related to certain stock options issued below the fair market value of the related stock. The Company recorded compensation expense in the amount of $1.4 million for the year ended December 31, 2001. There was no such compensation expense recorded in 2000 or 1999.

A summary of options granted compared to market price:

                  Options Granted                    Shares
                --------------------              ------------
                Price = Market Value                3,609,550
                Price > Market Value                  533,000
                Price < Market Value                6,921,133


20.  EARNINGS PER SHARE

A reconciliation of the basic and diluted per share computations for 2001, 2000 and 1999 is as follows (in thousands, except per share data):

                                      ----------------------------------
                                                     2001
                                      ----------------------------------
                                                    Weighted      Per
                                                     Average     Share
                                         Income      Shares      Amount
                                      ----------   ---------   ---------
Income per common share               $  100,416      49,101   $    2.05

Effect of dilutive securities:
 Stock options                                 -       3,779       (0.15)
                                      ----------   ---------   ---------
Income per share assuming dilution    $  100,416      52,880   $    1.90
                                      ==========   =========   =========


                                      ----------------------------------
                                                     2000
                                      ----------------------------------
                                                    Weighted      Per
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
                                      ==========   =========   =========

                                      ----------------------------------
                                                     1999
                                      ----------------------------------
                                                    Weighted      Per
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
                                      ==========   =========   =========

Due to the Company's losses in 2000 and 1999, a calculation of earnings per share assuming dilution is not required. Antidilutive stock options excluded from the calculation of diluted income (loss) in 2001, 2000, and 1999 was 3.0 million, 5.4 million and 8.2 million, respectively.


21.  SPECIAL AND/OR UNUSUAL ITEMS

The Company incurred the following special and/or unusual charges in 2001, 2000 and 1999.

2001

In December of 2001, the Company amended its store closure Restructuring Plan and removed 16 stores from the closure list. In accordance with the amended plan, and updated estimates on closing costs, the Company reversed $3.8 million of the original $16.9 million charge recorded in the fourth quarter of 2000 (Note 7).

In the fourth quarter of 2001, the Company reversed $3.3 million of accrued liabilities related to the discontinuation of Reel.com's e-commerce operations because the Company was able to negotiate termination of certain obligations and lease commitments more favorably than originally anticipated (Note 11).

2000

On June 12 2000, the Company announced that it would close down the e-commerce business of Reel.com. As a result, the Company recorded a total charge of $67.7 million, of which $46.9 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales (Note 11).

Effective October 1, 2000, the Company changed several estimates regarding useful lives and salvage values on various types of rental inventory. As a result, the Company recorded a charge of $164.3 million to cost of rental on the consolidated statement of operations (Note 5).

In the fourth quarter of 2000, the Company developed a plan to close a group of stores by the end of 2001. The assets associated with each identified store were removed from the books and estimated closing costs were accrued resulting in a $16.9 million charge (Note 7).

In accordance with FASB Statement No. 121, the Company recorded a $74.3 million charge to properly value long-lived assets at several stores (Note 8). The charge included a $30 million write-down of goodwill, classified as amortization of intangibles on the consolidated statement of operations, and a $44.3 million write-down of property and equipment, classified as operating and selling.

1999

The Company recorded a $23.1 million charge in connection with a legal settlement with Rentrak Corporation. On January 24, 2000, the Company and Rentrak Corporation reached a settlement of their dispute concerning revenue sharing videocassettes Rentrak had provided to the Company. The settlement agreement resolves all disputes between the companies and dismisses all claims against the Company. The settlement included $8.0 million in cash to cover outstanding invoices and consideration for business disruption to Rentrak; $6.0 million to cover Rentrak's legal fees and costs; and finally, the Company issued 200,000 shares of its common stock to Rentrak. Additionally, the Company also incurred $5.8 million in legal fees related to the lawsuit.

On November 1, 1999, the Company and Twentieth Century Fox Home Entertainment reached a settlement of their dispute. Fox had filed suit alleging fraud and interference with Fox's contract with Rentrak. The Company incurred $2.3 million in settlement and related legal costs.


22.  COMMITMENTS AND CONTINGENCIES

During 1999, Hollywood was named as a defendant in three complaints which have been coordinated into a single action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt current and former employees, which they claim are owed overtime payments in certain stores in California. The plaintiffs are also seeking attorneys fees and costs. A class has not been certified. The Company believes it has provided adequate reserves in connection with this claim and intends to vigorously defend the action.

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

The Company is a party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.


23.  SEGMENT REPORTING

The Company identifies its segments based on management responsibility. The Company only operated one segment in 2001, the Hollywood Video segment consisting of the Company's 1,801 retail stores located in 47 states. The Company operated two segments during the first six months of 2000, the Hollywood Video segment, consisting of the Company's 1,818 retail stores located in 47 states, and the Reel.com segment, primarily an e-commerce company specializing in movies. During the prior year second quarter, the Company announced the discontinuation of e-commerce operations of Reel.com. This resulted in a restructuring charge (Note 11). All assets of Reel.com were transferred to the Hollywood Video segment on June 12, 2000. The Company measures segment profit as operating income (loss), which is defined as income
(loss) before interest expense and income taxes. Information on segments and a reconciliation to operating income (loss) are as follows (in thousands):


                                 Year Ended December 31, 2000
                              -----------------------------------
                               Hollywood
                                 Video     Reel.com       Total
                              ----------  -----------  ----------
Revenues                      $1,269,957  $    26,280  $1,296,237
Tape amortization (1)            176,459          110     176,569
Other depreciation and
  amortization (2)                77,102       23,492     100,594
Gross profit                     529,961      (18,974)    510,987
Operating loss                  (315,238)    (121,083)   (436,321)
Interest expense, net             57,861        4,266      62,127
Total assets                     665,114            -     665,114
Purchase of property and
  equipment, net                  76,121        1,518      77,639


                                 Year Ended December 31, 1999
                              -----------------------------------
                               Hollywood
                                 Video      Reel.com      Total
                              ----------  -----------  ----------
Revenues                      $1,054,879  $    41,962  $1,096,841
Tape amortization                107,127          450     107,577
Other depreciation and
  amortization                    64,078       51,187     115,265
Gross profit                     665,348       (2,387)    662,961
Operating income (loss)           96,025      (98,538)     (2,513)
Interest expense, net             41,042        4,435      45,477
Total assets                     983,887       69,404   1,053,291
Purchase of property and
  equipment, net                 108,804        3,454     112,258

(1) Excludes the $164.3 million charge for amortization policy change in estimate (Note 5).

(2) Excludes the $74.3 million charge for the impairment of long-lived assets (Note 8).


24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows (in thousands, except per share data):

                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2001                            ---------  ---------  ---------  ---------
-------------------------
 Total revenue                  $ 342,245  $ 325,072  $ 344,914  $ 367,272
 Gross profit                     197,804    197,239    211,605    228,378
 Income from
  Operations                       18,432     20,441     30,310     50,094
 Net income                         3,526      6,785     15,374     74,731
 Net income
  per share:
     Basic                           0.07       0.14       0.31       1.51
     Diluted                         0.07       0.13       0.28       1.35



                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2000                            ---------  ---------  ---------  ---------
-------------------------
 Total revenue                  $ 335,322  $ 322,636  $ 306,532  $ 331,747
 Gross profit                     196,754    174,023    192,083    (51,873)
 Income (loss) from
  operations                        2,735    (70,074)    18,439   (387,421)
 Net income (loss)                (12,163)   (63,044)       716   (455,549)
 Net income (loss)
  per share:
     Basic                          (0.26)     (1.37)      0.02      (9.85)
     Diluted                        (0.26)     (1.37)      0.02      (9.85)




                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
 1999                           ---------  ---------  ---------  ---------
 ------------------------
 Total revenue
  As previously reported        $ 266,529  $ 250,368  $ 266,319
  Adjustments (1)                    (404)      (905)      (652)
                                ---------  ---------  ---------
  As adjusted                   $ 266,125  $ 249,463  $ 265,667  $ 315,586
                                =========  =========  =========  =========
 Gross profit:
  As previously reported        $ 166,581  $ 155,382  $ 165,177
  Adjustments (1)                    (371)    (1,002)      (873)
                                ---------  ---------  ---------
  As adjusted                   $ 166,210  $ 154,380  $ 164,304  $ 178,067
                                =========  =========  =========  =========
 Income from operations
  As previously reported        $  13,390  $   5,707  $   1,016
  Adjustments (1)                     204     (1,106)    (1,375)
                                ---------  ---------  ---------
  As adjusted                   $  13,594  $   4,601  $    (359) $ (20,349)
                                =========  =========  =========  =========
 Net income (loss)
  As previously reported        $  (4,221) $  (8,329) $ (11,622)
  Adjustments (1)                     204     (1,106)    (1,375)
                                ---------  ---------  ---------
  As adjusted                   $  (4,017) $  (9,435) $ (12,997) $ (24,853)
                                =========  =========  =========  =========
 Net income (loss) per
  share:
    Basic
     As previously reported     $   (0.09) $   (0.18) $   (0.25)
     Adjustments (1)                 0.00      (0.03)     (0.03)
                                ---------  ---------  ---------
     As adjusted                $   (0.09) $   (0.21) $   (0.28) $   (0.54)
                                =========  =========  =========  =========
 Net income (loss) per
  share:
    Diluted
     As previously reported     $   (0.09) $   (0.18) $   (0.25)
     Adjustments (1)                 0.00      (0.03)     (0.03)
                                ---------  ---------  ---------
     As adjusted                $   (0.09) $   (0.21) $   (0.28) $   (0.54)
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


25.   SUBSEQUENT EVENTS

On March 11, 2002, the Company completed a public offering of 8,050,000 shares of its common stock, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under the Company's prior revolving credit facility.

On March 18, 2002, the Company obtained new senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of initial borrowings thereunder to repay all remaining borrowings under the Company's prior revolving credit facility (which was then terminated). The new bank credit facilities consists of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. The maturity of the new facilities will automatically be extended to 2006 if the Company's existing $250 million senior subordinated notes are refinanced prior to February 2004. As a result of the early retirement of the prior revolving credit facilities, the Company anticipates recording an extraordinary charge of approximately $3.5 million in the first quarter of 2002.

The credit agreement governing the facilities contains customary representations, warranties, covenants (including financial covenants) and events of default. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement. The financial covenants, some of which may become more restrictive over time, include a (1) maximum debt to adjusted EBITDA, (2) minimum interest coverage test, and (3) minimum fixed charge coverage test (determined in each case on the basis of the definitions and other provisions set forth in such credit agreement). Currently, these financial covenants require the Company to maintain (1) a ratio of debt to adjusted EBITDA of 3.0 to 1.0 or less, (2) a ratio of adjusted EBITDA to interest expense of 3.0 to 1.0 or greater, and (3) a ratio of adjusted EBITDA, plus interest expense, to fixed charges of at least
1.0 to 1.0.


26. CONSOLIDATING FINANCIAL STATEMENTS

Hollywood Entertainment Corporation (HEC) had only one wholly owned subsidiary as of December 31, 2001, Hollywood Management Company (HMC). HMC is a guarantor of certain indebtedness of HEC, including the new credit facilities and the subordinated notes. Prior to June 2000, HEC had a wholly owned subsidiary named Reel.com (Reel) that was merged with and into HEC in June 2000. The consolidating condensed financial statements below present the results of operations and financial position of the subsidiaries of the Company.


Consolidating Condensed Balance Sheet
December 31, 2001
(in thousands)


                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    1,999  $   36,811  $       --  $   38,810
Accounts receivable            19,161     388,895    (379,000)     29,056
Merchandise inventories        61,585          --          --      61,585
Prepaid expenses and other
 current assets                 8,377       2,486          --      10,863
Total current assets           91,122     428,192    (379,000)    140,314
Rental inventory, net         191,016          --          --     191,016
Property & equipment, net     262,984       7,602          --     270,586
Goodwill, net                  64,934          --          --      64,934
Deferred income tax asset      38,396          --          --      38,396
Other assets, net              12,594       4,712      (4,008)     13,298
Total assets               $  661,046  $  440,506  $ (383,008) $  718,544
LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $  111,914  $       --  $       --  $  111,914
Accounts payable              379,000     167,479    (379,000)    167,479
Accrued expenses               13,935      98,864          --     112,799
Accrued interest                   --      13,712          --      13,712
Income taxes payable               --       5,266          --       5,266
Total current liabilities     504,849     285,321    (379,000)    411,170
Long-term obligations, less
 current portion              402,088          --          --     402,088
Other liabilities              18,840          --          --      18,840
Total liabilities             925,777     285,321    (379,000)    832,098
Preferred stock                    --          --          --          --
Common stock                  373,848       4,008      (4,008)    373,848
Retained earnings
 (accumulated deficit)       (638,579)    151,177          --    (487,402)
Total shareholders' equity
 equity (deficit)            (264,731)    155,185      (4,008)   (113,554)
Total liabilities and
 shareholders equity
 (deficit)                 $  661,046  $  440,506  $ (383,008) $  718,544


Consolidating Condensed Balance Sheet
December 31, 2000
(in thousands)


                           ----------  ----------  ----------  ----------
                              HEC          HMC      Elimin-     Consol-
                                                    ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    1,915  $    1,353  $       --  $    3,268
Accounts receivable            19,205     379,665    (375,040)     23,830
Merchandise inventories        54,201          --          --      54,201
Prepaid expenses and other
 current assets                 8,169       1,930          --      10,099
Total current assets           83,490     382,948    (375,040)     91,398
Rental inventory, net         168,462          --          --     168,462
Property & equipment, net     311,812      11,854          --     323,666
Goodwill, net                  69,616          --          --      69,616
Other assets, net              11,453       4,527      (4,008)     11,972
Total assets               $  644,833  $  399,329  $ (379,048) $  665,114

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $  261,164  $       --  $       --  $  261,164
Accounts payable              375,040     200,358    (375,040)    200,358
Accrued expenses                6,049     108,584          --     114,633
Accrued interest                   --      11,817          --      11,817
Income taxes payable               --       4,844          --       4,844
Total current liabilities     642,253     325,603    (375,040)    592,816
Long-term obligations, less
 current portion              275,237          --          --     275,237
Other liabilities              19,438          --          --      19,438
Total liabilities             936,928     325,603    (375,040)    887,491
Preferred stock
Common stock                  365,441       4,008      (4,008)    365,441
Retained earnings
 (accumulated deficit)       (657,536)     69,718          --    (587,818)
Total shareholders' equity
 equity (deficit)            (292,095)     73,726      (4,008)   (222,377)
Total liabilities and
 shareholders equity
 (deficit)                 $  644,833  $  399,329  $ (379,048) $  665,114


Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2001
(in thousands)

                          ---------  ---------    ---------  ---------
                             HEC        HMC        Elimin-    Consol-
                                                   ations     idated
                          ---------  ---------    ---------  ---------
Revenue                  $1,382,378  $ 154,075    $(156,950)$1,379,503
Cost of revenue             544,477         --           --    544,477
Gross profit                837,901    154,075     (156,950)   835,026

Operating costs & expenses:
 Operating and selling      610,274     11,069           --    621,343
 General & administrative   204,563     48,769     (156,950)    96,382
Restructuring charges:
 Closure of Internet         (3,256)        --           --     (3,256)
  business
 Store closures              (3,778)        --           --     (3,778)
Amortization of intangibles   4,683        375           --      5,058
Income (loss) from
  operations                 25,415     93,862           --    119,277

Interest income                  --     35,438      (35,021)       417
Interest expense            (91,567)         -       35,021    (56,546)
Income (loss) before
  income taxes              (66,152)   129,300           --     63,148
(Provision for) income
  taxes                      85,109    (47,841)          --     37,268
Net income (loss)        $   18,957  $  81,459    $      -- $  100,416


Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2000
(in thousands)

                          ---------  ---------  --------  ---------  ---------
                             HEC        HMC       Reel      Elimin-   Consol-
                                                            ations    idated
                          ---------  ---------  --------  ---------  ---------

Revenue                  $1,272,832  $  134,253 $ 26,280  $(137,128)$1,296,237
Cost of revenue             739,996         --    45,254         --    785,250
Gross profit                532,836    134,253   (18,974)  (137,128)   510,987

Operating costs & expenses:
 Operating and selling      655,164     30,822    27,445         --    713,431
 General & administrative   164,904     77,327     5,139   (137,128)   110,242
Restructuring charges:
 Closure of Internet
  Business                       --         --    46,862         --     46,862
 Store closures              16,859         --        --         --     16,859
Amortization of intangibles  37,163         88    22,663         --     59,914
Income (loss) from
  Operations               (341,254)    26,016  (121,083)        --   (436,321)

Interest income                  --     26,689        --    (26,514)       175
Interest Expense            (84,550)        --    (4,266)    26,514    (62,302)
Income (loss) before
  Income taxes             (425,804)    52,705  (125,349)        --   (498,448)
(Provision for) income
  taxes                      (1,061)   (19,501)  (11,030)        --    (31,592)
Net income (loss)        $ (426,865)$   33,204 $(136,379)$       -- $ (530,040)
Consolidating Condensed Statement of Operations
Twelve months ended December 31, 1999
(in thousands)

                          ---------  ---------  --------  ---------  ---------
                             HEC        HMC       Reel     Elimin-    Consol-
                                                           ations     idated
                          ---------  ---------  --------  ---------  ---------
Revenue                  $1,057,754 $   61,333 $  41,962 $  (64,208)$1,096,841
Cost of revenue             389,531         --    44,349         --    433,880
Gross profit                668,223     61,333    (2,387)   (64,208)   662,961

Operating costs & expenses:
 Operating and selling      478,879      4,936    38,867         --    522,682
 General & administrative   110,510     32,310     7,261    (64,208)    85,873
Amortization of intangibles   6,896         --    50,023         --     56,919
Income (loss) from
  operations                 71,938     24,087   (98,538)        --     (2,513)

Interest income                  --     11,627        --    (11,413)       214
Interest expense            (52,669)        --    (4,435)    11,413    (45,691)
Income (loss) before income
taxes & cumulative effect
 adjustment                  19,269     35,714  (102,973)        --    (47,990)
(Provision for) benefit
 from income taxes           (9,054)   (13,214)   20,400         --     (1,868)
Income (loss) before cumulative
 effect of a change in
 accounting principle        10,215     22,500   (82,573)        --    (49,858)
Cumulative effect of a
 change in accounting
 principle (net of income
 tax benefit of $983)            --     (1,444)       --         --     (1,444)
Net income (loss)        $   10,215 $   21,056 $ (82,573) $      -- $  (51,302)


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2001
(in thousands)

                           ----------  ----------   ----------
                               HEC        HMC        Consol-
                                                     idated
                           ----------  ----------   ----------
Operating activities:
 Net income                $   18,957  $   81,459   $  100,416
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
 Depreciation &
  amortization                244,521       6,370      250,891
 Non-cash asset write downs
 Tax benefit from exercise
  of stock options                (61)         --          (61)
 Change in deferred rent         (598)         --         (598)
 Change in deferred income
  taxes                       (38,396)         --      (38,396)
Non-cash stock
  compensation                  7,371          --        7,371
Net change in operating
  assets & liabilities          4,238     (50,068)     (45,830)
Cash provided by operating
 activities                   236,032      37,761      273,793

Investing activities:
 Purchases of rental
  inventory, net             (202,790)         --     (202,790)
 Purchase of property &
  equipment, net               (7,063)     (1,739)      (8,802)
 Increase in intangibles
  & other assets               (4,793)       (564)      (5,357)
Cash used in investing
 activities                  (214,646)     (2,303)    (216,949)

Financing activities:
 Proceeds from the sale of
  common stock, net                --          --           --
 Issuance of long-term
  obligations                      --          --           --
 Repayments of long-term
  obligations                 (17,399)         --      (17,399)
 Proceeds from exercise
  of stock options              1,097          --        1,097
 Increase in revolving
  loan, net                    (5,000)         --       (5,000)
 Cash provided by financing
 activities                   (21,302)         --      (21,302)

Increase (decrease) in cash
 and cash equivalents              84      35,458       35,542
Cash and cash equivalents
 at beginning of year           1,915       1,353        3,268
Cash and cash equivalents
 at end of year            $    1,999  $   36,811   $   38,810


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2000
(in thousands)

                           ----------  ----------  ----------  ----------
                               HEC        HMC         Reel      Consol-
                                                                idated
                           ----------  ----------  ----------  ----------
Operating activities:
 Net income (loss)         $ (426,865) $   33,204  $ (136,379) $ (530,040)
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization                489,488       5,349      23,602     518,439
 Non-cash asset write downs    30,548       3,838      25,509      59,895
 Tax benefit from exercise
  of stock options                 63          --          --          63
 Change in deferred rent        1,993          --          --       1,993
 Change in deferred income
  taxes                        25,805          --          --      25,805
 Net change in operating
  assets & liabilities        121,373     (36,928)     88,271     172,716
Cash provided by operating
 activities                   242,405       5,463       1,003     248,871

Investing activities:
 Purchases of rental
  inventory, net             (176,926)         --         173    (176,753)
 Purchase of property &
  equipment, net              (67,735)     (8,676)     (1,228)    (77,639)
 Increase in intangibles
  & other assets                 (823)       (607)         --      (1,430)
Cash used in investing
 activities                  (245,484)     (9,283)     (1,055)   (255,822)

Financing activities:
 Proceeds from the sale of
  common stock, net                --          --          --          --
 Issuance of long-term
  obligations                  12,511          --          --      12,511
 Repayments of long-term
  obligations                 (15,016)         --          --     (15,016)
 Proceeds from exercise
  of stock options                783          --          --         783
 Increase in revolving
  loan, net                     5,000          --          --       5,000
 Cash provided by financing
 activities                     3,278          --          --       3,278

Increase (decrease) in cash
 and cash equivalents             199      (3,820)        (52)     (3,673)
Cash and cash equivalents
 at beginning of year           1,716       5,173          52       6,941
Cash and cash equivalents
 at end of year             $   1,915  $    1,353  $       --  $    3,268


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 1999
(in thousands)

                           ----------  ----------  ----------  ----------
                               HEC        HMC        Reel        Consol-
                                                                 idated
                           ----------  ----------  ----------  ----------
Operating activities:
 Net income (loss)         $   10,215  $   21,056  $  (82,573) $  (51,302)
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization                169,402       3,739      51,637     224,778
 Non-cash asset write downs        --       1,444          --       1,444
 Tax benefit from exercise
  of stock options              3,848          --          --       3,848
 Change in deferred rent        3,565          --          --       3,565
 Change in deferred income
  taxes                        (1,545)         --          --      (1,545)
 Net change in operating
  assets & liabilities        (22,489)    (15,007)     33,859      (3,637)
Cash provided by operating
 activities                   162,996      11,232       2,923     177,151

Investing activities:
 Purchases of rental
  inventory, net             (185,638)         --        (239)   (185,877)
 Purchase of property &
  equipment, net             (100,573)     (8,231)     (3,454)   (112,258)
 Investment in businesses
  acquired                    (17,434)         --          --     (17,434)
 Increase in intangibles
  & other assets               (5,119)         --         350      (4,769)
Cash used in investing
 activities                  (308,764)     (8,231)     (3,343)   (320,338)

Financing activities:
 Proceeds from the sale of
  common stock, net                --          --          --          --
 Issuance of long-term
  obligations                  90,162          --          --      90,162
 Repayments of long-term
  obligations                  (8,401)         --          --      (8,401)
 Repurchase of common stock        --
 Proceeds from exercise
  of stock options              4,392          --          --       4,392
 Increase in revolving
  loan, net                    60,000          --          --      60,000
Cash provided by financing
 activities                   146,153          --          --     146,153

Increase (decrease) in cash
 and cash equivalents             385       3,001        (420)      2,966
Cash and cash equivalents
 at beginning of year           1,331       2,172         472       3,975
Cash and cash equivalents
 at end of year             $   1,716  $    5,173  $       52  $    6,941



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 1, 2002.

                    Hollywood Entertainment Corporation


                       By: /S/ JAMES MARCUM
                       ---------------------------
                             James Marcum
                        Executive Vice President
                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of April 1, 2002.

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