Form 10-Q
period 2002-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2002-05-10
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

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

	Yes  [X]          No  [ ]

As of April 15, 2002 there were 58,615,874 shares of the registrant's Common Stock outstanding.



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                HOLLYWOOD ENTERTAINMENT CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited, in thousands, except per share amounts)

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                2002      2001
                                              --------  --------
REVENUE:
  Rental product revenue                      $330,439  $317,204
  Merchandise sales                             33,209    25,041
                                              --------  --------
                                               363,648   342,245
COST OF REVENUE:
  Cost of rental product                       115,751   126,059
  Cost of merchandise                           24,888    18,382
                                              --------  --------
                                               140,639   144,441
                                              --------  --------
GROSS MARGIN                                   223,009   197,804

OPERATING COSTS AND EXPENSES:
  Operating and selling                        158,045   153,155
  General and administrative                    24,029    24,968
  Amortization of intangibles                        -     1,249
                                              --------  --------
                                               182,074   179,372
                                              --------  --------
INCOME FROM OPERATIONS                          40,935    18,432

Interest expense, net                          (11,976)  (14,830)
                                              --------  --------
Income before income taxes
  and extraordinary item                        28,959     3,602
Provision for income taxes                        (290)      (76)
                                              --------  --------
Net income before extraordinary item            28,669     3,526
Extraordinary loss on retirement of debt
  (net of income tax benefit of $1,308)         (2,226)        -
                                              --------  --------
NET INCOME                                    $ 26,443  $  3,526
                                              ========  ========
Net income per share before
  extraordinary item:
   Basic                                         $0.56     $0.07
   Diluted                                       $0.50     $0.07
Net income per share:
   Basic                                         $0.51     $0.07
   Diluted                                       $0.46     $0.07
Weighted average shares outstanding:
   Basic                                        51,610    48,414
   Diluted                                      57,163    48,480

The accompanying notes are an integral part of this financial statement



                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                   March 31,    December 31,
                                                 ------------   -----------
                                                     2002           2001
                                                 ------------   -----------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                      $    50,697     $   38,810
  Receivables                                         30,984         29,056
  Merchandise inventories                             66,103         61,585
  Prepaid expenses and other current assets           10,343         10,863
                                                 -----------    -----------
     Total current assets                            158,127        140,314

Rental inventory, net                                205,928        191,016
Property and equipment, net                          257,586        270,586
Goodwill                                              64,934         64,934
Deferred tax asset, net                               38,396         38,396
Other assets, net                                     14,272         13,298
                                                 -----------    -----------
                                                 $   739,243    $   718,544
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term obligations   $    48,666    $   111,914
   Accounts payable                                  154,383        167,479
   Accrued expenses                                  111,692        112,799
   Accrued interest                                    3,823         13,712
   Income taxes payable                                4,014          5,266
                                                 -----------    -----------
     Total current liabilities                       322,578        411,170

Long-term obligations, less current portion          369,289        402,088
Other liabilities                                     18,528         18,840
                                                 -----------    -----------
                                                     710,395        832,098
                                                 -----------    -----------
Shareholders' equity (deficit):
   Preferred stock, 25,000,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     58,238,058 and 49,428,763 shares issued
     and outstanding, respectively                   491,004        375,503
   Unearned compensation                              (1,197)        (1,655)
   Accumulated deficit                              (460,959)      (487,402)
                                                 -----------    -----------
     Total shareholders' equity (deficit)             28,848       (113,554)
                                                 -----------    -----------
                                                 $   739,243    $   718,544
                                                 ===========    ===========

The accompanying notes are an integral part of this financial statement.



                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2002          2001
                                                   ----------    ----------
OPERATING ACTIVITIES:
 Net income                                         $  26,443     $   3,526
 Adjustments to reconcile net income
   to cash provided by operating activities:
  Extraordinary loss on retirement of debt              2,226             -
  Depreciation and amortization                        69,429        65,856
  Amortization of deferred financing costs              1,087           692
  Change in deferred rent                                (312)          (34)
  Non-cash stock compensation                           1,505         3,281
 Net change in operating assets and liabilities:
  Receivables                                          (1,928)          418
  Merchandise inventories                              (4,518)        3,184
  Accounts payable                                    (13,096)      (14,211)
  Accrued interest                                     (9,888)       (6,694)
  Other current assets and liabilities                   (546)       (9,584)
                                                    ---------     ---------
     Cash provided by operating activities             70,402        46,434
                                                    ---------     ---------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                   (69,259)      (35,493)
 Purchases of property and equipment, net              (2,082)       (2,381)
 Increase in intangibles and other assets                (331)         (347)
                                                    ---------     ---------
     Cash used in investing activities                (71,672)      (38,221)
                                                    ---------     ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock               120,750             -
 Equity financing costs                                (7,234)            -
 Borrowings under new term loan facility              150,000             -
 Repayment of prior revolving loan                   (240,000)            -
 Increase (decrease) in credit facilities              (2,500)       11,500
 Debt financing costs                                  (5,250)            -
 Repayments of capital lease obligations               (3,547)       (3,954)
 Proceeds from exercise of stock options                  938             -
                                                    ---------     ---------
     Cash provided by financing activities             13,157         7,546
                                                     --------      --------

INCREASE IN CASH AND CASH EQUIVALENT                   11,887        15,759

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         38,810         3,268
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE FIRST
 QUARTER                                             $ 50,697      $ 19,027
                                                     ========      ========

The accompanying notes are an integral part of this financial statement.



HOLLYWOOD ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. Results of operations for interim periods may not necessarily be indicative of the results that may be expected for the full year or any other period.


(1)  Accounting Policies

The Consolidated Financial Statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 2001 audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported gross margin, net income or shareholders' deficit.

Effective January 1, 2002, the Company began reporting sales and related costs of previously viewed rental inventory as rental product revenue and cost of rental product, respectively. Prior to January 1, 2002, the Company included previously viewed rental inventory sales and related costs in product sales and cost of product sales, respectively. For comparative purposes, sales and related costs of previously viewed rental inventory for the three months ended March 31, 2001 have been reclassified to conform to the presentation for the current year.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 replaces Accounting Principles Board (APB) No. 16 and eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet criteria for recognition under SFAS 141 were reclassified to goodwill. The Company adopted SFAS 142 on January 1, 2002, the beginning of fiscal 2002. Application of the non-amortization provisions of SFAS 142 to goodwill, which had previously been amortized over 20 years, and to the Company's trade-name right, which had previously been amortized over 15 years, resulted in an increase in net income of $1.3 million in the three months ended March 31, 2002. The Company is in the process of testing goodwill and intangible assets for impairment and anticipates the testing will be completed by the end of the second quarter.

The components of intangible assets, including goodwill, are as follows (in thousands):

                      December 31,                   March 31,
                         2001         Additions        2002
                      ------------    ---------    ------------
Goodwill              $    64,934     $       -    $     64,934
Trade-name rights           4,612           210           4,822
                      ------------    ---------    ------------
                      $    69,546     $     210    $     69,756
                      ============    =========    ============

The following table summarizes the pro forma impact of excluding amortization of intangible assets for the three months ended March 31, 2001 (in thousands, except per share amounts):

                                               Three Months
                                                   Ended
                                                 March 31,
                                                    2001
                                               ------------
Net income as reported                         $      3,526
 Add back: Amortization of
  intangible assets, net                              1,224
                                               ------------
 Pro forma net income                          $      4,750
                                               ============

Basic net income per share:
 As reported                                        $ 0.07
 Pro forma net income per share                     $ 0.10

Diluted net income per share:
 As reported                                        $ 0.07
 Pro forma net income per share                     $ 0.10



On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued beginning January 1, 2002. Currently, the Company does not anticipate disposing of any long-lived assets in 2002, other than the assets intended to be disposed of pursuant to the 2001 store closure plan. Therefore, the Company believes that the adoption of SFAS 144 will not have a material impact on its results of operations or financial position.


(2)  Statements of Changes in Shareholders' Equity (Deficit)

An analysis of the shareholders' equity (deficit) amounts for the three months ended March 31, 2002 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  ---------
Balance at 12/31/2001       49,428,763 $375,503  $(1,655) $(487,402) $(113,554)
                            ---------- -------- --------  ---------  ---------
Issuance of common stock:
  Stock issuance             8,050,000  120,750                        120,750
  Equity offering costs                  (7,234)                        (7,234)
  Stock options exercised      759,295      938                            938
Stock compensation                        1,047      458                 1,505
Net income                                                   26,443     26,443
                            ---------- -------- --------  ---------  ---------
Balance at 3/31/2002        58,238,058 $491,004  $(1,197) $(460,959) $  28,848
                            ========== ======== ========  =========  =========


As of December 31, 2000, the Company recorded a $211.2 million valuation allowance on its $211.2 million net deferred tax asset, consisting of temporary timing differences and net operating loss carryforwards. As of March 31, 2002, this valuation allowance was at $140.2 million on the Company's $178.6 million net deferred tax asset. Excluding this allowance, as of March 31, 2002 shareholders' equity would have been $169.0 million.


(3)  Operating Leases

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $53.0 million for three months ended March 31, 2002, compared with $53.5 million for the three months ended March 31, 2001. Most operating leases require payment of additional occupancy costs including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $10.1 million for the three months ended March 31, 2002, compared with $9.8 million for the three months ended March 31, 2001.


(4)   Long-term Obligations

The Company had the following long-term obligations as of March 31, 2002 and December 31, 2001 (in thousands):

                                               March 31,    December 31,
                                              -----------    ----------
                                                 2002            2001
                                              -----------    ----------
Senior subordinated notes                     $   250,000    $  250,000
Borrowings under credit agreements                147,500       240,000
Obligations under capital leases                   20,455        24,002
                                              -----------    ----------
                                                  417,955       514,002
Current portions:
   Credit facility                                 31,250        98,500
   Capital leases & other                          17,416        13,414
                                              -----------    ----------
                                                   48,666       111,914
Total long-term obligations                   -----------    ----------
   net of current portion                     $   369,289    $  402,088
                                              ===========    ==========


On December 7, 2001, the Company filed with the Securities and Exchange Commission a shelf registration statement covering up to $110.0 million of its common stock (together with up to an additional $16.5 million of its common stock for purposes of satisfying any over-allotment options) and up to $300.0 million of non-convertible debt securities. The registration statement became effective on February 14, 2002.

On March 11, 2002, the Company completed a public offering of 8,050,000 shares of its common stock, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under the Company's prior revolving credit facility.

On March 18, 2002, the Company obtained new senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of the initial borrowings thereunder to repay all remaining borrowings under the Company's prior revolving credit facility, which was then terminated. The new bank credit facilities consist of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. The maturity of the new facilities will automatically be extended to 2006 if the Company's existing $250 million 10.625% senior subordinated notes due 2004 (the "Existing Notes") are refinanced prior to February 2004 with a maturity date beyond 2006.

On April 19, 2002, the Company filed a preliminary prospectus supplement contemplating the sale of $275.0 million senior subordinated notes due 2010. The Company planned to use the proceeds from the issuance of the notes to redeem the Existing Notes and pay related transaction costs and expenses. The Company decided to postpone this financing transaction until such time as it believes it can complete the transaction at terms advantageous to the Company at that time. The redemption premium applicable to the Existing Notes declines from 5.313% currently to 2.656% on August 15, 2002 and declines to zero on August 15, 2003.

At March 31, 2002, maturities on long-term obligations for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December 31,           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2002                $        -    $   22,500    $   9,867  $   32,367
2003                         -        35,000       10,588      45,588
2004                   250,000        90,000(1)         -     340,000
2005                         -             -            -           -
2006                         -             -            -           -
Thereafter                   -             -            -           -
                    ----------    ----------    ---------   ---------
                    $  250,000    $  147,500    $  20,455   $ 417,955
                    ----------    ----------    ---------   ---------

(1) The maturity of the credit facilities will automatically be extended, such that $35 million will be due in 2004 and 2005, and $25 million will be due in 2006, if the Subordinated Notes are refinanced prior to February 2004 with a maturity date beyond 2006.


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

The following tables are a reconciliation of the basic and diluted earnings per share computations (in thousands, except per share amounts):

                                      Three Months Ended March 31,
                       -------------------------------------------------------
                                 2002                           2001
                       -------------------------    --------------------------
                         Net           Per Share       Net            Per Share
                       Income   Shares   Amounts     Income   Shares   Amounts
                       -------  -------  -------    --------  -------  -------
Basic income
 per share:            $26,443   51,610  $  0.51    $  3,526   48,414  $  0.07
Effect of dilutive
 securities:
   Stock options             -    5,553                    -       66
                       -------  -------             --------  -------
Diluted income
  per share:           $26,443   57,163  $  0.46    $  3,526   48,480  $  0.07
                       =======  =======  =======    ========  =======  =======

Antidilutive stock options excluded from the calculation of diluted income per share were 0.6 million shares and 5.2 million shares in the three months ended March 31, 2002 and 2001, respectively.


(6) Reel.com Discontinued E-commerce Operations

On June 12, 2000, the Company announced that it would discontinue the e-commerce business of Reel.com, Inc. (Reel.com). Although the Company had developed a leading website over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its retail stores cash flow. As a result of the discontinuation of Reel.com's e-commerce operations, the Company recorded a restructuring charge of $69.3 million in the second quarter of 2000 that included $22.4 million of accrued liabilities (net of $4.9 million of reductions). Amounts accrued included $17.3 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.1 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. As of March 31, 2002, the Company had paid $7.6 million of the accrued amounts.


(7)  Store Closure Restructuring

In December of 2001, the Company amended its store closure restructuring plan and currently anticipates closing 15 stores in 2002. In accordance with the amended plan, and revised estimates on closing costs, the Company has a $3.7 million accrual balance as of March 31, 2002 for store closing costs. The Company did not close any of the 15 stores in the first quarter of 2002.


(8)   Legal Proceedings

During 1999, Hollywood was named as a defendant in three complaints which have been coordinated into a single action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt employees, which they claim are owed overtime payments in certain stores in California. The case remains in the early stages of discovery. A class has not been certified. The Company believes it has provided adequate reserves in connection with this claim and intends to vigorously defend the action.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO against Hollywood and Reel.com. 3PF and Reel.com entered into a Warehousing and Distribution Agreement on February 7, 2000. 3PF has alleged that Reel.com is in default under the Agreement, has failed to perform material obligations under the Agreement, and has failed to pay amounts due 3PF. 3PF seeks to recover approximately $4.8 million and consequential damages. An arbitration hearing took place in January 2002, but a final award has not yet been entered. The Company believes it has provided adequate reserves in connection with this claim.

The Company has been named to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters, including suits related to amounts charged to customers in connection with extended rental periods. The Company believes that they have provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on the Company's consolidated results of operation, financial condition or liquidity.


(9) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one wholly owned subsidiary during the three months ended March 31, 2002, Hollywood Management Company
(HMC). HMC is a guarantor of certain indebtedness of HEC. The consolidating condensed financial statements below present the results of operations and financial position of HEC and HMC.


Consolidating Condensed Statement of Operations
Three months ended March 31, 2002
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
Revenue                    $  364,367 $ 37,542 $ (38,261) $  363,648
Cost of revenue               140,639       --        --     140,639
Gross profit                  223,728   37,542   (38,261)    223,009

Operating costs & expenses:
 Operating and selling        154,185    3,860        --     158,045
 General & administrative      52,693    9,597   (38,261)     24,029
Income from operations         16,850   24,085        --      40,935

Interest income                    --    9,062    (8,961)        101
Interest expense              (21,038)      --     8,961     (12,077)
Income (loss) before income
 taxes and extraordinary
 item                          (4,188)  33,147        --      28,959

Benefit from (provision for)
 income taxes                  11,974  (12,264)       --        (290)
Net income before
  extraordinary item            7,786   20,883        --      28,669

Extraordinary loss on
  retirement of debt (net
  of income tax benefit of
  $1,308)                      (2,226)      --        --      (2,226)

Net Income                 $    5,560 $ 20,883 $      --  $   26,443


Consolidating Condensed Balance Sheet
March 31, 2002
(in thousands)

                           ---------- -------- ---------   ---------
                               HEC      HMC      Elimin-    Consol-
                                                 ations     idated
                           ---------- -------- ---------   ---------
ASSETS
Cash and cash equivalents  $    1,923 $ 48,774 $      --   $  50,697
Receivables                    20,337  375,106  (364,459)     30,984
Merchandise inventories        66,103       --        --      66,103
Prepaid expenses and other
 current assets                 9,038    1,305        --      10,343
Total current assets           97,401  425,185  (364,459)    158,127
Rental inventory, net         205,928       --        --     205,928
Property & equipment, net     251,291    6,295        --     257,586
Goodwill, net                  64,934       --        --      64,934
Deferred tax assets, net       38,396       --        --      38,396
Other assets, net              13,357    4,923    (4,008)     14,272
Total Assets               $  671,307 $436,403 $(368,467)  $ 739,243

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   48,666 $     -- $      --   $  48,666
Accounts payable              364,459  154,383  (364,459)    154,383
Accrued expenses               13,576   98,116        --     111,692
Accrued interest                   --    3,823        --       3,823
Income taxes payable               --    4,014        --       4,014
Total current liabilities     426,701  260,336  (364,459)    322,578
Long-term obligations, less
 current portion              369,289       --        --     369,289
Other liabilities              18,528       --        --      18,528
Total liabilities             814,518  260,336  (364,459)    710,395
Common stock                  491,004    4,008    (4,008)    491,004
Unearned compensation          (1,197)                       (1,197)
Retained earnings
 (accumulated deficit)       (633,018) 172,059        --    (460,959)
Total shareholders'
 equity (deficit)            (143,211) 176,067    (4,008)     28,848
Total liabilities and
 shareholders' equity
 (deficit)                 $  671,307 $436,403 $(368,467)  $ 739,243


Consolidating Condensed Statement of Cash Flows
Three months ended March 31, 2002
(in thousands)

                              ---------- -------- ----------
                                  HEC      HMC      Consol-
                                                    idated
                              ---------- -------- ----------
OPERATING ACTIVITIES:
 Net income                   $    5,560 $ 20,883 $   26,443
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Extraordinary item               2,226       --      2,226
  Depreciation &
   amortization                   68,998    1,518     70,516
Change in deferred rent             (312)      --       (312)
 Non cash stock compensation       1,505       --      1,505
Net change in operating
  assets & liabilities           (19,960) (10,016)   (29,976)
Cash provided by operating
 activities                       58,017   12,385     70,402

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                 (69,259)      --    (69,259)
 Purchase of property &
  equipment, net                  (1,871)    (211)    (2,082)
 Increase in intangibles
  & other assets                    (120)    (211)      (331)
Cash used in investing
 activities                      (71,250)    (422)   (71,672)

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net              113,516       --    113,516
 Repayments of capital lease
  obligations                     (3,547)      --     (3,547)
 Proceeds from exercise
  of stock options                   937       --        937
 Increase in revolving
  loans, net                     (97,749)      --    (97,749)
Cash provided by financing
 activities                       13,157       --     13,157

Increase (decrease) in cash
 and cash equivalents                (76)  11,963     11,887
Cash and cash equivalents
 at beginning of year              1,999   36,811     38,810
Cash and cash equivalents at
 the end of the first quarter  $   1,923 $ 48,774 $   50,697




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our judgments, assumptions and estimates affect, among other things, the amounts of: receivables; rental and merchandise inventories; property and equipment, net; goodwill; deferred income tax assets; other liabilities; revenue; cost of revenue; and operating costs and expenses. We base our judgments, assumptions and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from amounts based on our judgments, assumptions and estimates. Certain critical accounting policies that involve significant judgments, assumptions and estimates, which affect amounts recorded in the Consolidated Financial Statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 in Management's Discussion and Analysis of Results of Operation and Financial Condition under the heading "Critical Accounting Policies."


RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net income for the three months ended March 31, 2002 was $26.4 million, compared with net income of $3.5 million for the three months ended March 31, 2001. The improvement in net income was the result of improved operating performance in the Company's existing store base.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.



                                    Three Months Ended
                                         March 31,
                                 ----------------------
                                    2002        2001
                                 ----------  ----------
                                       (Unaudited)
REVENUE:
 Rental product revenue               90.9%       92.7%
 Merchandise sales                     9.1         7.3
                                 ----------  ----------
                                     100.0       100.0
                                 ----------  ----------

GROSS MARGIN                          61.3        57.8

OPERATING COSTS AND EXPENSES:
 Operating and selling                43.4        44.8
 General and administrative            6.6         7.3
 Amortization of intangibles           0.0         0.4
                                 ----------  ----------
                                      50.0        52.5
                                 ----------  ----------

INCOME FROM OPERATIONS                11.3         5.3
Interest expense, net                 (3.3)       (4.3)
                                 ----------  ----------
Income before income taxes
  and extraordinary item               8.0         1.0

Provision for income taxes            (0.1)       (0.0)
                                 ----------  ----------
Net income before
  extraordinary item                   7.9         1.0
                                 ----------  ----------

Extraordinary loss on
 retirement of debt                   (0.6)          -
                                 ----------  ----------
NET INCOME                             7.3%        1.0%
                                 ----------  ----------



                                   Three Months Ended
                                        March 31,
                                 ----------------------
                                    2002        2001
                                 ----------  ----------
OTHER FINANCIAL DATA:

Rental product gross margin (1)       65.0%       60.3%
Merchandise gross margin (2)          25.1%       26.6%

EBITDA (3) (in thousands)         $110,364    $ 84,288
Reconciliation to Adjusted
 EBITDA (4)
  Add non-cash expenses(5)          22,885      21,966
  Less existing store investment
   in new release inventory (6)    (69,001)    (53,112)
                                 ----------  ----------
ADJUSTED EBITDA                     64,248      53,142


CASH FLOW FROM:(in thousands)
Operating activities              $ 70,402    $ 46,434
Investing activities               (71,672)    (38,221)
Financing activities                13,157       7,546

OPERATING DATA:

Number of stores at quarter end      1,800       1,816
Weighted average stores open
 during the period                   1,801       1,817
Comparable store revenue
 increase (7)                            7%          0%

---------------------------------

(1) Rental product gross margin as a percentage of rental revenue.

(2) Merchandise sales gross margin as a percentage of merchandise sales.

(3) EBITDA represents income (loss) from operations before interest, tax, depreciation and amortization . EBITDA should not be viewed as a measure of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operations. This calculation of EBITDA is not necessarily comparable to reported EBITDA of other companies due to the lack of a uniform definition of EBITDA.

(4) Adjusted EBITDA represents income (loss) from operations, before interest, tax, depreciation and amortization ("EBITDA"), plus certain special charges, plus non-cash expenses minus the cost of replenishing new release rental inventory for existing stores which is capitalized. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP or as a substitute for GAAP measurements such as net income or cash flow from operations. Our calculation of Adjusted EBITDA is not necessarily comparable to reported Adjusted EBITDA of other companies due to the lack of uniform definition of EBITDA and Adjusted EBITDA.

(5) Expenses that are non-cash in nature include $21.4 million and $18.7 million for the three months ended March 31, 2002 and 2001, respectively, representing tape loss and the book value of previously viewed product sold, which are included in cost of rental product. The other non-cash expense is stock option compensation of $1.5 million and $3.3 million for the three months ended March 31, 2002 and 2001, respectively.

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


REVENUE

Revenue increased by $21.4 million, or 6.3%, in the three months ended March 31, 2002 compared to the three months ended March 31, 2001, due to a 7% increase in comparable store revenue, offset by a net reduction of 17 weighted average superstores operated in the current period. At March 31, 2002, we had 1,800 superstores operating in 47 states compared to 1,816 stores operating in 47 states at March 31, 2001. We currently offer a 5-day rental program on all products in the majority of our stores. In most of our stores, new release videos and DVDs rent for $3.79 and catalog videos rent for $1.99. Since the fourth quarter of 1999, other that test pricing, we have not increased prices on new release videos, DVDs and catalog videos. Video games rent for $4.99 and $5.99, with the newer platforms renting for the higher amount. Customers who choose not to return movies and games within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price (extended rental periods). Rental revenue from extended rental periods was $40.7 million and $38.2 million for the three months ended March 31, 2002 and the three months ended March 31, 2001, respectively.

Effective January 1, 2002, we began reporting sales and related costs of previously viewed rental inventory as rental product revenue and cost of rental product, respectively. Prior to January 1, 2002, we included previously viewed rental inventory sales and related costs in product sales and cost of product sales, respectively. For comparative purposes, sales and related costs of previously viewed rental inventory for the three months ended March 31, 2001 have been reclassified to conform to the presentation of the current year. This reclassification had no impact on previously reported total revenue and total gross margin.


GROSS MARGIN

Rental Product Margins

Rental product gross margin as a percentage of rental product revenue increased to 65.0% in the three months ended March 31, 2002 from 60.3% in the three months ended March 31, 2001. Rental product margins in the three months ended March 31, 2001 was negatively impacted by $11 million in incremental depreciation expense associated with changes in estimated rental inventory lives and residual values that were adopted on a prospective basis on October 1, 2000. As a result of the growing demand for DVDs, the estimated residual value of catalog VHS cassettes was reduced from $6.00 to $2.00 and the estimated useful life was reduced from five years to one year. Excluding the incremental depreciation expense, margins increased to 65.0% in the three months ended March 31, 2002 from 63.7% in the three months ended March 31, 2001, primarily due to a shift in revenue from VHS product to DVD product, which typically has higher margins.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales decreased to 25.1% in the three months ended March 31, 2002 from 26.6% in the three months ended March 31, 2001. The decrease was primarily the result of an increase in the percentage of merchandise sales from new movies which typically have lower margins than other components of merchandise sales, such as concessions.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expense in the three months ended March 31, 2002 decreased as a percentage of revenue to 43.4% compared to 44.8% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage on increased revenue. Total operating and selling expense in the three months ended March 31, 2002 increased $4.9 million to $158.0 million from $153.1 million in the three months ended March 31, 2001. The increase was primarily the result of increased variable costs associated with increased store sales volume. Payroll and related expenses increased by $2.4 million and other operating and selling expenses increased by $2.6 million.

General and Administrative

General and administrative expenses in the three months ended March 31, 2002 decreased $0.9 million to $24.0 from $24.9 million in the three months ended March 31, 2001. General and administrative expenses in the three months ended March 31, 2001 included $5.6 million of compensation expense related to a stock grant to our Chief Executive Officer as part of a three-year employment agreement. Excluding the expense associated with the stock grant, general and administrative expenses in the three months ended March 31, 2002 increased as percentage of total revenue to 6.6% from 5.7%. This increase was primarily related to an increase in payroll and related costs in targeted departments. We made the decision to invest in certain elements of the business such as the store field supervision structure, the loss prevention function and human resources and we believe these investments have had, and will continue to have, a direct impact on our business by improving our level of execution.

Amortization of Intangibles

We adopted SFAS 142 as of January 1, 2002, and as a result, we had no amortization expense in the three months ended March 31, 2002, compared to $1.2 million of amortization expense for the three months ended March 31, 2001. Had we not adopted SFAS 142, we would have had $1.3 million of amortization expense in the three months ended March 31, 2002.


INTEREST EXPENSE, NET

Interest expense, net of interest income, decreased by $2.9 million in the three months ended March 31, 2002 compared to the corresponding period of the prior year. The decrease is due to decreased borrowings under our revolving credit facilities and lower interest rates.


INCOME TAXES

Our effective tax rate was a provision of 1.00% in the three months ended March 31, 2002 compared to a provision of 2.10% in the three months ended March 31, 2002, which varies from the federal statutory rate as a result of an increase in book income, deductible stock option compensation and the reduction of deferred tax valuation allowances.


EXTRAORDINARY CHARGE ON RETIREMENT OF DEBT

As a result of the early retirement of our prior revolving credit facility, we recorded an extraordinary charge of $2.2 million in the three months ended March 31, 2002 (net of an income tax benefit of $1.3 million) to write off deferred financing costs.


LIQUIDITY AND CAPITAL RESOURCES

Overview

We generate substantial operating cash flow from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the three months ended March 31, 2002 funded our debt service requirements and maintenance capital expenditures with sufficient cash left over to invest over $20 million in an expansion of our DVD catalog selection in certain stores. At March 31, 2002, we had $50.7 million of cash and cash equivalents on hand.

On December 7, 2001, we filed with the Securities and Exchange Commission a shelf registration statement covering up to $110.0 million of our common stock (together with up to an additional $16.5 million of our common stock for purposes of satisfying any over-allotment options) and up to $300.0 million of non-convertible debt securities. The registration statement became effective on February 14, 2002.

On March 11, 2002, we completed a public offering of 8,050,000 shares of our common stock, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under our prior revolving credit facility.

On March 18, 2002, we obtained new senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of initial borrowings thereunder to repay all remaining borrowings under our prior revolving credit facility, which was then terminated. The new bank credit facilities consist of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. The maturity of the new facilities will automatically be extended to 2006 if our existing $250 million 10.625% senior subordinated notes due 2004 (the "Existing Notes") are refinanced prior to February 2004 with a maturity date beyond 2006.

On April 19, 2002, we filed a preliminary prospectus supplement contemplating the sale of $275.0 million senior subordinated notes due 2010. We planned to use the proceeds from the issuance of the notes to redeem the Existing Notes and pay related transactions costs and expenses. We decided to postpone this financing transaction until such time as we believe we can complete the transaction at terms advantageous to us at that time. The redemption premium applicable to the Existing Notes declines from 5.313% currently to 2.656% on August 15, 2002 and declines to zero on August 15, 2003.

We believe that cash flow from operations, increased flexibility under our new credit facilities, cash on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the next twelve months. With respect to our longer term cash requirements and desire for increased financial and operating flexibility, taking into account the maturity of our credit facilities and our outstanding subordinated notes in 2004, we will likely need to effect additional capital and/or financing transactions. Accordingly, we continue to analyze our capital structure and from time to time may consider additional capital and/or financing transactions as a source of incremental liquidity. Although we believe that we will be able to timely effect additional capital and/or financing transactions on acceptable terms, any failure to do so could impair our ability to execute our business plan over the longer term and/or satisfy our other cash requirements over the longer term.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $24.0 million or 51.6% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase was primarily due to improved operating performance in our existing store base.

Cash Used in Investing Activities

Net cash used in investing activities increased by $33.5 million, or 87.5%, to $71.7 million in the three months ended March 31, 2002 from $38.2 million in the three months ended March 31, 2001. The increase is primarily due to an investment in DVD product to expand our non-new release catalog selections in certain stores and a shift in new release movie purchases from revenue sharing arrangements to fixed price purchases, as a result of the shift in product mix from VHS to DVD.

Following is a table summarizing our cash used in investing activities (in thousands):

                                              Three Months Ended
                                                   March 31,
                                             --------------------
                                                2002       2001
                                             ---------  ---------
Rental Inventory:
 New release replenishment                   $  69,001  $  53,112
 New store and other investments                22,218        209
 Book value of transfers to merchandise
  inventory and tape loss                      (21,960)   (17,828)
                                             ---------  ---------
Purchases of rental inventory, net           $  69,259  $  35,493
                                             ---------  ---------
Purchase of property and
 equipment, net                                  2,082      2,381
Increase in intangibles and other
 assets                                            331        347
                                             ---------  ---------
  Total cash used in investing               $  71,672  $  38,221
                                             =========  =========

New release replenishment includes the cost of purchases of new release video tapes, DVDs and games for existing stores and the estimated interim residual value of video tapes and DVDs acquired under revenue sharing arrangements. It does not include net revenue sharing expense included in cost of rental product on the statement of operations. Net revenue sharing expense was $37.4 million and $57.5 million for the three months ended March 31, 2002 and 2001, respectively. New store and other investments in rental product includes all fixed price rental inventories for new store openings, major catalog inventory enhancement projects, such as an expansion of DVD catalog, and other long-term investments not considered new release replenishment.

As of March 31, 2002 net rental inventory was $205.9 million, an increase of $14.9 million compared to $191.0 million as of December 31, 2001. The increase was primarily the result of an investment in DVD product to expand our non-new release catalog selections in certain stores.

Cash Provided by Financing Activities

Net cash provided by financing activities increased $5.6 million to $13.2 million in the three months ended March 31, 2002, as compared to $7.5 million in the corresponding period of the prior year. In the first quarter of 2002, we sold 8,050,000 shares of our common stock resulting in proceeds of $120.8 million before underwriting fees and expenses. We also obtained new senior bank credit facilities consisting of a $150.0 million senior secured term facility and a $25.0 million senior secured revolving credit facility. Net proceeds from the sale of common stock and initial borrowings under the bank credit facility were used to repay all amounts outstanding under our prior revolving credit facility. At March 31, 2002 the balance outstanding under our new term facility was $147.5 million and we had $25.0 million available under our new revolving credit facility.

At March 31, 2002, maturities on long-term obligations for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2002                $        -    $   22,500    $   9,867  $   32,367
2003                         -        35,000       10,588      45,588
2004                   250,000        90,000(1)         -     340,000
2005                         -             -            -           -
2006                         -             -            -           -
Thereafter                   -             -            -           -
                    ----------    ----------    ---------   ---------
                    $  250,000    $  147,500    $  20,455   $ 417,955
                    ----------    ----------    ---------   ---------

(1) The maturity of the credit facilities will automatically be extended, such that $35 million will be due in 2004 and 2005, and $25 million will be due in 2006, if the Subordinated Notes are refinanced prior to February 2004 with a maturity date beyond 2006.

Other Financial Measurements: Working Capital

At March 31, 2002, we had cash and cash equivalents of $50.7 million and a working capital deficit of $164.5 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet obligations as they come due.

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

Adjusted EBITDA represents income (loss) from operations before depreciation and amortization ("EBITDA"), plus certain special charges, plus non-cash expenses, minus the cost of replenishing new release rental inventory for existing stores, which is capitalized. Following is a table calculating Adjusted EBITDA (in thousands):

                                             Three Months Ended
                                                   March 31,
                                             ------------------
                                               2002      2001
                                             --------  --------
   Income from operations                    $ 40,935  $ 18,432
   Depreciation and amortization               69,429    65,856
   Non-cash expenses                           22,885    21,966
   New release replenishment                  (69,001)  (53,112)
                                             --------  --------
   Adjusted EBITDA                           $ 64,248  $ 53,142


Free Cash Flow represents Adjusted EBITDA, less cash paid for interest and taxes, maintenance capital expenditures and discretionary investment capital expenditures (e.g. investment in new store openings and new product platform rollouts). Discretionary Free Cash Flow represents Free Cash Flow before discretionary investments in capital expenditures. We believe Discretionary Free Cash Flow is a useful measurement in determining our ability to meet our growth plans, satisfy working capital demands and meet our debt service requirements. Following is a table calculating Discretionary Free Cash Flow and Free Cash Flow (in thousands):

                                             Three Months Ended
                                                   March 31,
                                             ------------------
                                               2002      2001
                                             --------  --------
   Adjusted EBITDA                           $ 64,248  $ 53,142
   Less: cash interest                        (20,879)  (21,557)
   Cash taxes (paid) received                    (235)      188
   Less: maintenance capital expenditures      (2,051)     (632)
                                             --------  --------
   Discretionary Free Cash Flow                41,083    31,141

   Less: discretionary investment
    capital expenditures                      (22,249)   (1,957)
                                             --------  --------
   Free Cash Flow                            $ 18,834  $ 29,184


Maintenance capital expenditures represents expenditures that we believe are necessary to maintain the existing store operations including, equipment, fixtures, leasehold improvements, remodeling projects, and implementing and upgrading office and store technology. We anticipate that maintenance capital expenditures will be approximately $20 million in 2002. Discretionary investment capital expenditures in the three months ended March 31, 2002 was primarily to expand our DVD non-new release catalog selections in certain stores. In the three months ended March 31, 2001, discretionary investment capital expenditures was primarily related to new stores. We anticipate that discretionary investment capital expenditures will be approximately $45 million in 2002, which includes new stores and DVD non-new release catalog selection expansion in certain stores. We presently intend to seek to open approximately 50 new stores during the remainder of 2002 and to increase our store base by approximately 10% per year thereafter.


GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

Our business may be affected by general economic and other consumer trends. Future operating results may be affected by various factors, including (i) variations in the number and timing of new store openings, (ii) the performance of new or acquired stores, (iii) the quality and number of new release titles available for rental and sale, (iv) additional and existing competition, (v) marketing programs, (vi) the level of demand for movie and video game rentals and purchases, (vii) the effects of changing and/or new technology and intense competition, (viii) the prices for which we are able to rent or sell our products, (ix) the costs and availability to us of newly-released movies and video games, (x) changes in other significant operating costs and expenses,
(xi) the effects of our substantial indebtedness and the limitations imposed by restrictive covenants contained in our debt instruments, and (xii) our ability to manage store expansions and growth, (xiii) acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism, the weather and other matters beyond our control.

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change in Daylight Savings Time and due to improved weather, and in September and October, due in part to the start of school and the introduction of new television programs. We believe these seasonality trends will continue.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intends", "estimates", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the heading "Cautionary Statements" and under the heading "General Economic Trends, Quarterly Results and Seasonality". Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.


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

Instruments governing our bank credit facility and our existing senior subordinated notes due 2004 contain, and our future indebtedness may contain a number of covenants that, among other things, significantly restrict our ability to:

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

As of March 31, 2002 we had total consolidated long-term debt, including capital leases, of approximately $418 million. This level of indebtedness could increase in the future. Our substantial amount of indebtedness could have important consequences to you. For example, it could:

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



PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits


        (b) Reports on Form 8-K

            On February 19, 2002, the Company filed a current report on Form 8-K reporting under "Item 5. Other Events" that the Company issued a press release announcing its financial results for the quarter and year ended December 31, 2001. The Company's press release with financial statements was attached to the report as an exhibit.

            On March 6, 2002, the Company filed a current report on Form
            8-K reporting under "Item 5. Other Events" that the Company executed an underwriting agreement in connection with an offering of its common stock.

            On April 25, 2002, the Company filed a current report on Form
            8-K reporting under "Item 5. Other Events" that the Company issued a press release announcing its financial results for the quarter ended March 31, 2002. The Company's press release with financial statements was attached to the report as an exhibit.





                     HOLLYWOOD ENTERTAINMENT CORPORATION

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




May 10, 2002                       /S/James Marcum
------------------        -------------------------------------------------
     (Date)                                James Marcum
                	    Executive Vice President and Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)