Form 10-Q
period 2002-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2002-08-14
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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

	Yes  [X]          No  [ ]

As of July 31, 2002 there were 58,882,405 shares of the registrant's Common Stock outstanding.



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------  ------------------
                                          2002      2001      2002      2001
                                        --------  --------  --------  --------
REVENUE:
  Rental product revenue                $313,228  $302,150  $643,667  $619,355
  Merchandise sales                       32,033    22,922    65,242    47,962
                                        --------  --------  --------  --------
                                         345,261   325,072   708,909   667,317
COST OF REVENUE:
  Cost of rental product                 103,711   109,758   219,462   235,817
  Cost of merchandise                     24,740    18,075    49,628    36,457
                                        --------  --------  --------  --------
                                         128,451   127,833   269,090   272,274
                                        --------  --------  --------  --------
GROSS MARGIN                             216,810   197,239   439,819   395,043

OPERATING COSTS AND EXPENSES:
  Operating and selling                  155,005   153,042   313,050   306,197
  General and administrative              22,417    22,500    46,446    47,468
  Restructuring charge for closure
    of internet business                 (12,430)        -   (12,430)        -
  Amortization of intangibles                  -     1,256         -     2,505
                                        --------  --------  --------  --------
                                         164,992   176,798   347,066   356,170
                                        --------  --------  --------  --------
INCOME FROM OPERATIONS                    51,818    20,441    92,753    38,873

Interest expense, net                     (9,944)  (13,511)  (21,920)  (28,341)
                                        --------  --------  --------  --------
Income before income taxes
  and extraordinary item                  41,874     6,930    70,833    10,532
Provision for income taxes                  (418)     (145)     (708)     (221)
                                        --------  --------  --------  --------
Net income before extraordinary item      41,456     6,785    70,125    10,311
Extraordinary loss on retirement of debt
  (net of income tax benefit of $1,308)        -         -    (2,226)        -
                                        --------  --------  --------  --------
NET INCOME                              $ 41,456  $  6,785  $ 67,899  $ 10,311
                                        ========  ========  ========  ========
Net income per share before
  extraordinary item:
   Basic                                $   0.71  $   0.14  $   1.27  $   0.21
   Diluted                              $   0.64  $   0.13  $   1.15  $   0.21
Net income per share:
   Basic                                $   0.71  $   0.14  $   1.23  $   0.21
   Diluted                              $   0.64  $   0.13  $   1.12  $   0.21
Weighted average shares outstanding:
   Basic                                  58,722    49,249    55,186    48,834
   Diluted                                64,365    53,093    60,811    49,994

The accompanying notes are an integral part of this financial statement



                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                   June 30,    December 31,
                                                 ------------   -----------
                                                     2002           2001
                                                 ------------   -----------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                      $    17,384     $   38,810
  Receivables                                         28,813         29,056
  Merchandise inventories                             84,872         61,585
  Prepaid expenses and other current assets           14,116         10,863
                                                 -----------    -----------
     Total current assets                            145,185        140,314

Rental inventory, net                                223,908        191,016
Property and equipment, net                          247,233        270,586
Goodwill                                              64,934         64,934
Deferred tax asset, net                               38,396         38,396
Other assets, net                                     13,921         13,298
                                                 -----------    -----------
                                                 $   733,577    $   718,544
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term obligations   $    32,703    $   111,914
   Accounts payable                                  150,199        167,479
   Accrued expenses                                   85,659        112,799
   Accrued interest                                   10,357         13,712
   Income taxes payable                                3,859          5,266
                                                 -----------    -----------
     Total current liabilities                       282,777        411,170

Long-term obligations, less current portion          359,979        402,088
Other liabilities                                     18,185         18,840
                                                 -----------    -----------
                                                     660,941        832,098
                                                 -----------    -----------
Shareholders' equity (deficit):
   Preferred stock, 25,000,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     58,843,071 and 49,428,763 shares issued
     and outstanding, respectively                   493,169        375,503
   Unearned compensation                              (1,030)        (1,655)
   Accumulated deficit                              (419,503)      (487,402)
                                                 -----------    -----------
     Total shareholders' equity (deficit)             72,636       (113,554)
                                                 -----------    -----------
                                                 $   733,577    $   718,544
                                                 ===========    ===========

The accompanying notes are an integral part of this financial statement.



                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)

                                                       Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                      2002          2001
                                                   ----------    ----------
OPERATING ACTIVITIES:
 Net income                                         $  67,899     $  10,311
 Adjustments to reconcile net income
   to cash provided by operating activities:
  Extraordinary loss on retirement of debt              2,226             -
  Amortization of rental product                      102,739        94,098
  Depreciation and amortization                        30,061        33,273
  Amortization of deferred financing costs              2,012         1,653
  Change in deferred rent                                (656)         (184)
  Non-cash stock compensation                           2,713         4,580
 Net change in operating assets and liabilities:
  Receivables                                             243        (2,421)
  Merchandise inventories                             (23,287)         (196)
  Accounts payable                                    (17,280)      (31,481)
  Accrued interest                                     (3,355)        2,096
  Other current assets and liabilities                (30,522)      (10,395)
                                                    ---------     ---------
     Cash provided by operating activities            132,793       101,334
                                                    ---------     ---------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                  (135,631)      (74,123)
 Purchases of property and equipment, net              (6,709)       (3,202)
 Increase in intangibles and other assets                (491)         (453)
                                                    ---------     ---------
     Cash used in investing activities               (142,831)      (77,778)
                                                    ---------     ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock               120,750             -
 Equity financing costs                                (7,651)            -
 Borrowings under new term loan facility              150,000             -
 Repayment of prior revolving loan                   (240,000)            -
 Increase (decrease) in credit agreements             (25,000)        5,000
 Debt financing costs                                  (5,647)       (4,034)
 Repayments of capital lease obligations               (6,319)       (8,024)
 Proceeds from exercise of stock options                2,479             1
                                                    ---------     ---------
     Cash used in financing activities                (11,388)       (7,057)
                                                     --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT       (21,426)       16,499

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         38,810         3,268
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE SECOND
 QUARTER                                             $ 17,384      $ 19,767
                                                     ========      ========

The accompanying notes are an integral part of this financial statement.



HOLLYWOOD ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles
(GAAP) have been condensed or omitted pursuant to those rules and regulations, although, the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. Results of operations for interim periods may not necessarily be indicative of the results that may be expected for the full year or any other period.


(1)  Accounting Policies

The Consolidated Financial Statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 2001 audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported gross margin, net income or shareholders' equity (deficit).

Effective January 1, 2002, the Company began reporting sales and related costs of previously viewed rental inventory as rental product revenue and cost of rental product, respectively. Prior to January 1, 2002, the Company included sales and related costs of sales of previously viewed rental inventory in merchandise sales and cost of merchandise sales, respectively. For comparative purposes, sales and related costs of sales of previously viewed rental inventory for the three months ended June 30, 2001, and the six months ended June 30, 2001, have been reclassified to conform to the presentation for the current year.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16 and eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill and non-amortizing intangible assets shall be adjusted whenever events or circumstances occur indicating that goodwill has been impaired. The Company has completed its impairment testing of the valuation of its goodwill and has determined that there is no impairment. SFAS 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet criteria for recognition under SFAS 141 were reclassified to goodwill. The Company adopted SFAS 142 on January 1, 2002, the beginning of fiscal 2002. Application of the non-amortization provisions of SFAS 142 to goodwill, which had previously been amortized over 20 years, and to the Company's trade-name right, which had previously been amortized over 15 years, resulted in an increase in net income of $1.3 million and $2.5 million, net of tax, for the three and six months ended June 30, 2002, respectively.

The components of intangible assets, are as follows (in thousands):

                      December 31,                    June 30,
                         2001         Additions        2002
                      ------------    ---------    ------------
Goodwill              $    64,934     $       -    $     64,934
Trade-name rights           4,612           327           4,939
                      ------------    ---------    ------------
                      $    69,546     $     327    $     69,873
                      ============    =========    ============

The following table summarizes the pro forma impact of excluding amortization of intangible assets for the three months ended June 30, 2001 and for the six months ended June 30, 2001 (in thousands, except per share amounts):

                                               Three Months    Six Months
                                                  Ended          Ended
                                                 June 30,       June 30,
                                                   2001           2001
                                               ------------   ------------
Net income as reported                         $      6,785   $     10,311
 Add back: Amortization of
  intangible assets, net of tax                       1,230          2,452
                                               ------------   ------------
 Pro forma net income                          $      8,015   $     12,763
                                               ============   ============

Basic net income per share:
 As reported                                        $ 0.14         $ 0.21
 Pro forma net income per share                     $ 0.16         $ 0.26

Diluted net income per share:
 As reported                                        $ 0.13         $ 0.21
 Pro forma net income per share                     $ 0.15         $ 0.26



On October 3, 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS 144 applies to long-lived assets to be held and used, or to be disposed of, except for goodwill and non-amortizing intangible assets to be held and used, as well as goodwill associated with a reporting unit. SFAS 144 supersedes accounting and reporting provisions of APB 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and
(2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued beginning January 1, 2002. Currently, the Company does not anticipate disposing of any long-lived assets in 2002, other than the assets intended to be disposed of pursuant to the 2001 amended store closure plan (see note 7). Therefore, the adoption of SFAS 144 is not expected to have a material impact on its results of operations, financial position or liquidity.

In May 2002, the FASB issued SFAS 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding the treatment of early extinguishment of debt as extraordinary unless the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company expects to adopt SFAS 145 in January 2003 and has not yet completed an analysis of the impact on its results of operation, financial position or liquidity.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal". SFAS 146 supersedes EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)". This statements applies to costs that are associated with exit activities that are not covered by SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," or entities that are newly acquired in a business combination. The costs that are covered are one-time termination benefits paid to employees who were involuntarily terminated, costs to terminate contracts that are not capital leases and costs to consolidate facilities and relocate employees. The Company expects to adopt SFAS 146 in January 2003 and has not yet completed an analysis of the impact on its results of operation, financial position or liquidity.


(2)  Statements of Changes in Shareholders' Equity (Deficit)

An analysis of the shareholders' equity (deficit) amounts for the six months ended June 30, 2002 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  ---------
Balance at 12/31/2001       49,428,763 $375,503  $(1,655) $(487,402) $(113,554)
                            ---------- -------- --------  ---------  ---------
Issuance of common stock:
  Stock issuance             8,050,000  120,750                        120,750
  Equity offering costs                  (7,651)                        (7,651)
  Stock options exercised    1,364,308    2,479                          2,479
Stock compensation                        2,088      625                 2,713
Net income                                                   67,899     67,899
                            ---------- -------- --------  ---------  ---------
Balance at 6/30/2002        58,843,071 $493,169  $(1,030) $(419,503) $  72,636
                            ========== ======== ========  =========  =========


(3)  Operating Leases

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $53.0 million and $106.0 million for the three months and the six months ended June 30, 2002, respectively, compared to $52.6 million and $106.1 million for the corresponding periods of the prior year. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $10.7 million and $20.8 million for the three months and the six months ended June 30, 2002, respectively, compared to $10.6 million and $20.4 million for the corresponding periods of the prior year.


(4)   Long-term Obligations

The Company had the following long-term obligations as of June 30, 2002 and December 31, 2001 (in thousands):

                                                June 30,    December 31,
                                              -----------    ----------
                                                 2002            2001
                                              -----------    ----------
Senior subordinated notes                     $   250,000    $  250,000
Borrowings under credit agreements                125,000       240,000
Obligations under capital leases                   17,682        24,002
                                              -----------    ----------
                                                  392,682       514,002
Current portions:
   Credit agreements                               17,500        98,500
   Capital leases & other                          15,203        13,414
                                              -----------    ----------
                                                   32,703       111,914
Total long-term obligations                   -----------    ----------
   net of current portion                     $   359,979    $  402,088
                                              ===========    ==========


On December 7, 2001, the Company filed with the Securities and Exchange Commission a shelf registration statement covering up to $426.5 million of securities, consisting of $126.5 million of equity securities and $300.0 million of debt securities. The registration statement became effective on February 14, 2002.

On March 11, 2002, the Company completed a public offering of 8,050,000 shares of its common stock under its shelf registration statement, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under the Company's prior revolving credit facility. The shelf registration statement, as amended on May 20, 2002, for the common stock offering, covers the possible issuance of up to an aggregate of $305.8 million in debt and/or equity securities.

On March 18, 2002, the Company obtained new senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of the initial borrowings thereunder to repay all remaining borrowings under the Company's prior revolving credit facility, which was then terminated. The new bank credit facilities consist of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. The maturity of the new facilities will automatically be extended to 2006 if the Company's existing $250 million 10.625% senior subordinated notes due in 2004 (the "Subordinated Notes") are refinanced prior to February 2004 with a maturity date beyond 2006.

On April 19, 2002, the Company filed a preliminary prospectus supplement under the shelf registration statement contemplating the sale of $275.0 million senior subordinated notes due 2010. The Company planned to use the proceeds from the issuance of the notes to redeem the existing Subordinated Notes and pay related transaction costs and expenses. The Company decided to postpone this financing transaction until such time as it believes it can complete the transaction at terms advantageous to the Company at that time. The redemption premium applicable to the existing Subordinated Notes declines from 5.313% currently to 2.656% on August 15, 2002 and declines to zero on August 15, 2003.

At June 30, 2002, maturities on long-term obligations for the next five years are as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December 31,           Notes      Agreements     & Other      Total
------------        ----------    ----------    ---------   ---------
2002                $        -    $        -        7,094  $    7,094
2003                         -        35,000       10,588      45,588
2004                   250,000        90,000(1)         -     340,000
2005                         -             -            -           -
2006                         -             -            -           -
Thereafter                   -             -            -           -
                    ----------    ----------    ---------   ---------
                    $  250,000    $  125,000    $  17,682   $ 392,682
                    ----------    ----------    ---------   ---------

(1) The maturity of the credit facilities will automatically be extended, such that $35 million will be due in 2004 and 2005 and $20 million will be due in 2006, if the Subordinated Notes are refinanced prior to February 2004 with a maturity date beyond 2006.


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

The following tables are reconciliations of the basic and diluted earnings per share computations (in thousands, except per share amounts):

                                   Three Months Ended June 30,
                    ----------------------------------------------------------
                              2002                           2001
                    ---------------------------  -----------------------------
                      Net              Per Share     Net             Per Share
                    Income   Shares(1)  Amounts   Income   Shares(1)   Amounts
                    -------  ---------  -------  --------  ---------  --------
Basic income
 per share:         $41,456     58,722  $  0.71  $  6,785     49,249   $  0.14
Effect of dilutive
 securities:
   Stock options          -      5,643                  -      3,844
                    -------  ---------           --------  ---------
Diluted income
  per share:        $41,456     64,365  $  0.64  $  6,785     53,093   $  0.13
                    =======  =========  =======  ========  =========  ========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of diluted income per share were 0.1 million shares and 4.7 million shares in the three months ended June 30, 2002 and 2001, respectively.


                                    Six Months Ended June 30,
                    -----------------------------------------------------------
                              2002                         2001
                    ----------------------------  -----------------------------
                      Net              Per Share     Net              Per Share
                    Income   Shares(1)   Amounts   Income   Shares(1)   Amounts
                    -------  ---------  --------  --------  -------  ----------
Basic income
 per share:         $67,899     55,186   $  1.23  $ 10,311   48,834     $  0.21
Effect of dilutive
 securities:
   Stock options          -      5,625                  -    1,160
                    -------  ---------           --------  -------
Diluted income
  per share:        $67,899     60,811   $  1.12  $ 10,311   49,994    $  0.21
                    =======  =========  ========  ========  =======  =========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of diluted income per share were 0.6 million shares and 4.9 million shares in the six months ended June 30, 2002 and 2001, respectively.


(6) Reel.com Discontinued E-commerce Operations

On June 12, 2000, the Company announced that it would discontinue the e-commerce business of Reel.com, Inc. (Reel.com). Although we believe the Company had developed a leading website over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its retail stores' cash flow. As a result of the discontinuation of Reel.com's e-commerce operations, the Company recorded a restructuring charge of $69.3 million in the second quarter of 2000 that included $22.4 million of accrued liabilities (net of $4.9 million of reductions). Amounts accrued included $17.3 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.1 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. Since June 2000, the Company has paid $10.0 million of the $22.4 million of accrued liabilities, inclusive of legal and legal related costs in settlement of all claims with 3PF. As a result, the remaining accrual balance for such claims has been reversed to a zero balance at June 30, 2002.


(7)  Store Closure Restructuring

In December of 2001, the Company amended its store closure restructuring plan and currently anticipates closing the remaining 15 stores in 2002. In accordance with the amended plan and revised estimates on closing costs, the Company has a $3.7 million accrual balance as of June 30, 2002 for store closing costs. The Company did not close any of the 15 stores in the first six months of 2002.


(8)   Legal Proceedings

During 1999, the Company was named as a defendant in three complaints which have been coordinated into a single action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs were seeking to certify a class made up of certain exempt employees, who they claim are owed overtime payments for work performed in certain stores in California. The parties have since entered into a settlement agreement, which was given preliminary approval by the court on August 5, 2002. The class consists of only those individuals employed by Hollywood Entertainment within the Sate of California as salaried store managers in Hollywood Video stores during the period from January 25, 1995 to March 31, 2002, and only those employed by Hollywood Entertainment within the Sate of California as salaried assistant managers in Hollywood Video stores during the period from January 25, 1995 to December 31, 1999, who do not opt-out of the settlement. The Company believes that based upon the agreement, it has provided adequate reserves in connection with the settlement agreement.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO, against Hollywood and Reel.com. 3PF and Reel.com entered into a Warehousing and Distribution Agreement (Agreement) on February 7, 2000. 3PF alleged that, as a result of the discontinuation of Reel.com operations, Reel.com was in default under the Agreement, failed to perform material obligations under the Agreement, and failed to pay amounts due 3PF. On May 15, 2002, the Company, 3PF and Rentrak Corporation entered into a settlement agreement encompassing all claims between the two parties including counterclaims and causes of action that were asserted or could have been asserted and agreed to the dismissal of the arbitration case.

The Company has been named to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters, including suits related to amounts charged to customers in connection with extended rental periods. The Company believes it has provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on the Company's consolidated results of operation, financial condition or liquidity.


(9) Related Party Transactions

In the second quarter of 2002, Boards, Inc. (Boards) opened a Hollywood Video store as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in January 2001. Boards now operates three stores, which are not included in the 1,800 stores operated by the Company. Mark Wattles, the Company's founder, Chief Executive Officer and President, is the majority owner of Boards. Under the license arrangement, Boards will pay the Company $25,000 per store as a license fee, royalty payments of 2% of revenue and may purchase product and services from the Company. At June 30, 2002, Boards owed the Company approximately $317 thousand for fees, services and product.


(10) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one wholly owned subsidiary, Hollywood Management Company (HMC), during the six months ended June 30, 2002. HMC is a guarantor of the subordinated notes of HEC. The consolidating condensed financial statements below present the results of operations, financial position and liquidity of HEC and HMC.


Consolidating Condensed Statement of Operations
Six months ended June 30, 2002
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
REVENUE                    $  710,347 $ 74,931 $ (76,369) $  708,909
COST OF REVENUE               269,090       --        --     269,090
GROSS MARGIN                  441,257   74,931   (76,369)    439,819

OPERATING COSTS & EXPENSES:
 Operating and selling        308,508    4,542        --     313,050
 General & administrative     101,650   21,165   (76,369)     46,446
 Restructuring charge for
  closure of internet
  business                    (12,430)      --        --     (12,430)
INCOME FROM OPERATIONS         43,529   49,224        --      92,753

Interest income                    --   14,441   (14,238)        203
Interest expense              (36,361)      --    14,238     (22,123)
Income before income
 taxes and extraordinary
 item                           7,168   63,665        --      70,833

Benefit from (provision for)
 income taxes                  23,822  (24,530)       --        (708)
Net income before
  extraordinary item           30,990   39,135        --      70,125

Extraordinary loss on
  retirement of debt (net
  of income tax benefit of
  $1,308)                      (2,226)      --        --      (2,226)

NET INCOME                 $   28,764 $ 39,135 $      --  $   67,899



Consolidating Condensed Balance Sheet
June 30, 2002
(in thousands)

                           ---------- -------- ---------   ---------
                               HEC      HMC      Elimin-    Consol-
                                                 ations     idated
                           ---------- -------- ---------   ---------
ASSETS
Cash and cash equivalents  $    1,930 $ 15,454 $      --   $  17,384
Receivables                    19,433  390,183  (380,803)     28,813
Merchandise inventories        84,872       --        --      84,872
Prepaid expenses and other
 current assets                10,064    4,052        --      14,116
Total current assets          116,299  409,689  (380,803)    145,185
Rental inventory, net         223,908       --        --     223,908
Property & equipment, net     229,284   17,949        --     247,233
Goodwill, net                  64,934       --        --      64,934
Deferred tax assets, net       38,396       --        --      38,396
Other assets, net              12,889    5,040    (4,008)     13,921
Total Assets               $  685,710 $432,678 $(384,811)  $ 733,577

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   32,703 $     -- $      --   $  32,703
Accounts payable              380,803  150,199  (380,803)    150,199
Accrued expenses               11,716   73,943        --      85,659
Accrued interest                   --   10,357        --      10,357
Income taxes payable               --    3,859        --       3,859
Total current liabilities     425,222  238,358  (380,803)    282,777
Long-term obligations, less
 current portion              359,979       --        --     359,979
Other liabilities              18,185       --        --      18,185
Total liabilities             803,386  238,358  (380,803)    660,941
Common stock                  493,169    4,008    (4,008)    493,169
Unearned compensation          (1,030)      --        --     (1,030)
Retained earnings
 (accumulated deficit)       (609,815) 190,312        --    (419,503)
Total shareholders'
 equity (deficit)            (117,676) 194,320    (4,008)     72,636
Total liabilities and
 shareholders' equity
 (deficit)                 $  685,710 $432,678 $(384,811)  $ 733,577



Consolidating Condensed Statement of Cash Flows
Six months ended June 30, 2002
(in thousands)

                              ---------- -------- ----------
                                  HEC      HMC      Consol-
                                                    idated
                              ---------- -------- ----------
OPERATING ACTIVITIES:
 Net income                   $   28,764 $ 39,135 $   67,899
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Extraordinary item               2,226       --      2,226
  Depreciation &
   amortization                  131,849    2,963    134,812
Change in deferred rent             (656)      --       (656)
 Non cash stock compensation       2,713       --      2,713
Net change in operating
  assets & liabilities           (13,852) (60,349)   (74,201)
Cash provided by (used in)
  Operating activities           151,044  (18,251)   132,793

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (135,631)      --   (135,631)
 Purchase of property &
  equipment, net                  (3,931)  (2,778)    (6,709)
 Increase in intangibles
  & other assets                    (163)    (328)      (491)
Cash used in investing
 activities                     (139,725)  (3,106)  (142,831)

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net              113,099       --    113,099
 Repayments of capital lease
  obligations                     (6,319)      --     (6,319)
 Proceeds from exercise
  of stock options                 2,479       --      2,479
 Increase in revolving
  loans, net                    (120,647)      --   (120,647)
Cash used in financing
 activities                      (11,388)      --    (11,388)

Decrease in cash
 and cash equivalents                (69) (21,357)   (21,426)
Cash and cash equivalents
 at beginning of year              1,999   36,811     38,810
Cash and cash equivalents at
 the end of the second quarter $   1,930 $ 15,454 $   17,384




ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our judgments, assumptions and estimates affect, among other things, the amounts of: receivables; rental and merchandise inventories; property and equipment, net; goodwill; deferred income tax assets; other liabilities; revenue; cost of revenue; and operating costs and expenses. We base our judgments, assumptions and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from amounts based on our judgments, assumptions and estimates. Certain critical accounting policies that involve significant judgments, assumptions and estimates which affect amounts recorded in the Consolidated Financial Statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Critical Accounting Policies."


For a discussion of new accounting pronouncements, refer to Footnote 1, "Accounting Policies," to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

Summary Results of Operations

The Company's net income for the three months and the six months ended June 30, 2002 was $41.5 million and $67.9 million, respectively, compared with net income of $6.8 million and $10.3 million for the three months and six months ended June 30, 2001, respectively. The improvement in net income was primarily the result of improved operating performance in the Company's existing store base, in which comparable store sales rose 7% for both the three months and six months ended June 30, 2002. Net income also improved due to the reversal of an accrual associated with the resolution of certain claims associated with the closure of Reel.com Inc (Reel.com) and the change in accounting policy regarding the amortization of rental inventories and goodwill.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.



                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                ----------------------  ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------
                                                   (Unaudited)
REVENUE:
 Rental product revenue              90.7%       92.9%       90.8%       92.8%
 Merchandise sales                    9.3         7.1         9.2         7.2
                                ----------  ----------  ----------  ----------
                                    100.0       100.0       100.0       100.0
                                ----------  ----------  ----------  ----------

GROSS MARGIN                         62.8        60.7        62.0        59.2

OPERATING COSTS AND EXPENSES:
 Operating and selling               44.9        47.1        44.2        45.9
 General and administrative           6.5         6.9         6.5         7.1
 Restructuring charge for
  closure of internet business       (3.6)        0.0        (1.8)        0.0
 Amortization of intangibles          0.0         0.4         0.0         0.4
                                ----------  ----------  ----------  ----------
                                     47.8        54.4        48.9        53.4
                                ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS               15.0         6.3        13.1         5.8
Interest expense, net                (2.9)       (4.2)       (3.1)       (4.2)
                                ----------  ----------  ----------  ----------
Income before income taxes
  and extraordinary item             12.1         2.1        10.0         1.6
Provision for income taxes           (0.1)       (0.0)       (0.1)       (0.0)
                                 ----------  ---------  ----------  ----------
Net income before
  extraordinary item                  12.0        2.1         9.9         1.6
                                 ----------  ---------  ----------  ----------

Extraordinary loss on
 retirement of debt, net               0.0        0.0        (0.3)        0.0
                                 ----------  ---------  ----------  ----------
NET INCOME                            12.0%       2.1%        9.6%        1.6%
                                 ----------  ---------  ----------  ----------


                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                ----------------------  ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------
OTHER FINANCIAL DATA:

Rental product gross margin (1)      66.9%       63.7%       65.9%       61.9%
Merchandise gross margin (2)         22.8%       21.1%       23.9%       24.0%

ADJUSTED EBITDA
 (in thousands)(3)(4)            $ 44,325    $ 41,121    $108,573    $ 94,262


CASH FLOW FROM:(in thousands)
Operating activities             $ 62,391    $ 54,900    $132,793    $101,334
Investing activities              (71,159)    (43,591)   (142,831)    (77,778)
Financing activities              (24,545)    (10,569)    (11,388)     (7,057)

OPERATING DATA:

Number of stores at quarter end     1,800       1,815       1,800       1,815
Weighted average stores open
 during the period                  1,799       1,816       1,800       1,817
Comparable store revenue
 increase (5)                           7%          1%          7%          0%

---------------------------------

(1) Rental product gross margin as a percentage of rental revenue.

(2) Merchandise sales gross margin as a percentage of merchandise sales.

(3) Adjusted EBITDA, as reported in this table, represents income from operations, before depreciation and amortization and certain other adjustments such as special charges, plus non-cash expenses minus the cost of replenishing new release rental inventory for existing stores which is capitalized. Adjusted EBITDA should not be viewed as a measure of financial performance under GAAP or as a substitute for GAAP measurements such as net income or cash flow from operations.

(4) The calculation of Adjusted EBITDA is not necessarily comparable to reported EBITDA or Adjusted EBITDA of other companies (including our most significant competitor), due to the lack of uniform definition of EBITDA and Adjusted EBITDA. In order to eliminate confusion and to provide investors with more meaningful comparative data of EBITDA as compared to our most significant competitor, effective with the third quarter results and the quarterly report on From 10-Q, we will adopt the methodology of our most significant competitor to calculate EBITDA. Under the new method, EBITDA for the three month and six months ended June 30, 2002 would have been $55.6 million and $113.1 million, respectively, compared to $43.1 million and $92.8 million for the three month and six months ended June 30, 2001, respectively. For a detailed discussion of Adjusted EBITDA and the change in methodology, see "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Other Financial Measurements: Adjusted EBITDA and Free Cash Flow."

(5) A store is comparable after it has been open and owned by the Company for 12 full months.


REVENUE

Revenue increased by $20.2 million, or 6.2%, in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, due to a 7% increase in comparable store revenue, offset by a net reduction of 17 weighted average superstores. Revenue increased by $41.6 million,or 6.2%, in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, due to a 7% increase in comparable store revenue, offset by a net reduction of 17 weighted average superstores. At June 30, 2002, we had 1,800 superstores operating in 47 states compared to 1,815 stores operating in 47 states at June 30, 2001. We currently offer a 5-day rental program on all products in the majority of our stores. In most of our stores, new release videos and DVDs rent for $3.79 and catalog videos rent for $1.99. Since the fourth quarter of 1999, other than test pricing, we have not increased prices on new release videos, DVDs and catalog videos. Video games rent for $4.99 and $5.99, with the newer platforms renting for the higher amount. Customers who choose not to return movies and games within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price (extended rental periods). Rental revenue from extended rental periods for the three months and for the six months ended June 30, 2002 were $37.6 million and $78.3 million, respectively, compared to $35.8 million and $74.0 million in the corresponding periods of the prior year.

Effective January 1, 2002, we began reporting sales and related costs of previously viewed rental inventory as rental product revenue and cost of rental product, respectively. Prior to January 1, 2002, we included sales and related costs of sales of previously viewed rental inventory in merchandise sales and cost of merchandise sales, respectively. For comparative purposes, sales and related costs of sales of previously viewed rental inventory for the three months ended June 30, 2001 and the six months ended June 30, 2001 have been reclassified to conform to the presentation for the current year.


GROSS MARGIN

Rental Product Margins

Rental product gross margin as a percentage of rental product revenue increased to 66.9% and 65.9% in the three months and six months ended June 30, 2002, respectively, from 63.7% and 61.9% in the three months and six months ended June 30, 2001, respectively. Rental product margins in the three months and six months ended June 30, 2001 were negatively impacted by $5 million and $16 million, respectively, in incremental depreciation expense associated with changes in estimated rental inventory lives and residual values that were adopted on a prospective basis on October 1, 2000. As a result of the growing demand for DVDs, the estimated residual value of catalog VHS cassettes was reduced from $6.00 to $2.00 and the estimated useful life was reduced from five years to one year. Excluding the incremental depreciation expense, margins increased to 66.9% and 65.9% in the three months and six months ended June 30, 2002, respectively, from 65.3% and 64.5% in the three months and six months, ended June 30, 2001, respectively. The increases were primarily due to a shift in revenue from VHS product to DVD product, which typically has higher margins.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales increased to 22.8% in the three months ended June 30, 2002 from 21.1% in the three months ended June 30, 2001. The increase was primarily the result of an increase in the percentage of merchandise sales from our Game Crazy units, which typically have higher margins than merchandise sales in our video stores.

Merchandise sales gross margin as a percentage of merchandise sales decreased to 23.9% in the six months ended June 30, 2002 from 24.0% in the six months ended June 30, 2001. The decrease was primarily the result of an increase in the percentage of merchandise sales from new movies, which typically have lower margins than other components of merchandise sales, such as concessions. The margin impact of the increase in sales from new movies was mostly offset by an increase in the percentage of merchandise sales from our Game Crazy units, which typically have higher margins than merchandise sales in our video stores.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expense in the three months ended June 30, 2002 decreased as a percentage of revenue to 44.9% compared to 47.1% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage on increased revenue. Total operating and selling expense in the three months ended June 30, 2002 increased $2.0 million to $155.0 million from $153.0 million in the three months ended June 30, 2001. The increase was primarily the result of increased variable costs associated with increased store sales volume. Payroll and related expenses increased by $3.4 million and other operating and selling expenses decreased by $1.4 million.

Total operating and selling expense in the six months ended June 30, 2002 decreased as a percentage of revenue to 44.2% compared to 45.9% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage on increased revenue. Total operating and selling expense in the six months ended June 30, 2002 increased $6.9 million to $313.1 million from $306.2 million in the six months ended June 30, 2001. The increase was primarily the result of increased variable costs associated with increased store sales volume. Payroll and related expenses increased by $5.8 million and other operating and selling expenses increased by $1.1 million.

General and Administrative

General and administrative expenses in the three months ended June 30, 2002 decreased $0.1 million to $22.4 million from $22.5 million in the three months ended June 30, 2001. General and administrative expenses decreased as a percentage of total revenue to 6.5%, compared to 6.9% in the corresponding period of the prior year. General and administrative expenses in the six months ended June 30, 2002 decreased $1.0 million to $46.4 from $47.5 million in the six months ended June 30, 2001. Included in general and administrative expenses in the six months ended June 30, 2001 was $5.6 million in compensation expense related to a stock grant to our Chief Executive Officer. Excluding compensation expense related to the stock grant, general and administrative expenses increased as a percentage of revenue to 6.6% for the six months ended June 30, 2002, compared to 6.3% for the prior year. The increase is the result of our investment in certain elements of our business such as the store field supervision structure, the loss prevention function and human resources. We believe these investments have had, and will continue to have, a direct impact on our business by improving our level of execution.

Restructuring charge for closure of internet business

On June 12, 2000, we announced that we would discontinue the e-commerce business of Reel.com. Although we believe that we had developed a leading website over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, we were unable to obtain outside financing for Reel.com, and could not justify continued funding from our retail stores' cash flow. As a result of the discontinuation of Reel.com's e-commerce operations, we recorded a restructuring charge of $69.3 million in the second quarter of 2000 that included $22.4 million of accrued liabilities (net of $4.9 million of reductions). Amounts accrued included $17.3 million for contractual obligations, lease commitments and anticipated legal claims against us and $5.1 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. Since June 2000, we have paid $10.0 million of the $22.4 million of accrued liabilities including legal and legal related costs in settlement of all claims with 3PF. As a result, the remaining accrual balance for such claims has been reversed to a zero balance at June 30, 2002.

Amortization of Intangibles

We adopted SFAS 142 as of January 1, 2002, and as a result, we had no amortization expense in the three months or the six months ended June 30, 2002, respectively, compared to $1.3 million and $2.5 of amortization expense for the three months and the six months ended June 30, 2001, respectively. Had we not adopted SFAS 142, we would have had $1.3 million and $2.6 million of amortization expense in the three months ended and six months ended June 30, 2002, respectively.


INTEREST EXPENSE, NET

Interest expense, net of interest income, decreased by $3.6 million and $6.4 million in the three months and six months ended June 30, 2002, respectively, compared to the corresponding periods of the prior year. The decrease is due to decreased borrowings under our revolving credit facilities and lower interest rates.


INCOME TAXES

Our effective tax rate was a provision of 1.00% for the three months and six months ended June 30, 2002, compared to a provision of 2.10% in the corresponding periods in the prior year. The rate varies from the federal statutory rate as a result of minimum state taxes in excess of statutory state income taxes and a change in the deferred tax valuation allowance as a result of the utilization of net deferred tax assets, primarily net operation loss carryforwards. Valuation allowances reduce deferred income tax balances to the approximate amount of recoverable income taxes based on assessments of taxable income within the carryback and carryforward periods for each year.

As of December 31, 2000, we had recorded a $211.2 million valuation allowance on our $211.2 million net deferred tax asset, consisting of temporary timing differences and net operating loss carry forwards. As of June 30, 2002, this valuation allowance was $124.0 million on our $162.4 million net deferred tax asset. Excluding this allowance, as of June 30, 2002 shareholders' equity would have been $196.6 million.


EXTRAORDINARY CHARGE ON RETIREMENT OF DEBT

As a result of the early retirement of our prior revolving credit facility, we recorded an extraordinary charge of $2.2 million in the three months ended March 31, 2002 (net of an income tax benefit of $1.3 million) to write-off deferred financing costs.


LIQUIDITY AND CAPITAL RESOURCES

Overview

We generate substantial operating cash flow from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the six months ended June 30, 2002 funded our debt service requirements and maintenance capital expenditures with sufficient cash left over to invest over $25 million in an expansion of our DVD catalog selection in certain stores. At June 30, 2002, we had $17.4 million of cash and cash equivalents on hand.

On December 7, 2001, we filed with the Securities and Exchange Commission a shelf registration statement covering up to $426.5 million of securities, consisting of $126.5 million of equity securities and $300.0 million of debt securities. The registration statement became effective on February 14, 2002.

On March 11, 2002, we completed a public offering of 8,050,000 shares of our common stock under our shelf registration statement, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under our prior revolving credit facility. On May 20, 2002, we amended our shelf registration statement to reflect the sale of $120.8 million of equity securities and to allow the issuance of up to an aggregate of $305.8 million of debt and equity securities.

On March 18, 2002, we obtained new senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of initial borrowings thereunder to repay all remaining borrowings under our prior revolving credit facility, which was then terminated. The new bank credit facilities consist of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. The maturity of the new facilities will automatically be extended to 2006 if our existing $250 million 10.625% senior subordinated notes due in 2004 (the "Subordinated Notes") are refinanced prior to February 2004 with a maturity date beyond 2006.

We believe that cash flow from operations, increased flexibility under our new credit facilities, cash on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the next twelve months. With respect to our longer term cash requirements and desire for increased financial and operating flexibility, taking into account the maturity of our credit facilities and our outstanding subordinated notes due in 2004, we will likely need to effect additional capital and/or financing transactions. Accordingly, we continue to analyze our capital structure and from time to time may consider additional capital and/or financing transactions as a source of incremental liquidity. Although we believe that we will be able to timely affect additional capital and/or financing transactions on acceptable terms, any failure to do so could impair our ability to execute our business plan and/or satisfy our other cash requirements over the longer term.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $31.5 million or 31.0% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increase was primarily due to improved operating performance in our existing store base.

Cash Used in Investing Activities

Net cash used in investing activities increased by $65.1 million, or 83.6%, to $142.8 million in the six months ended June 30, 2002 from $77.8 million in the six months ended June 30, 2001. The increase was primarily a result of the shift in product mix from VHS to DVD, as DVD is mainly purchased directly through distributors or from the studios rather than through revenue sharing arrangements. Also, we increased our investment in DVD product to expand our non-new release catalog selection in certain stores. Following is a table summarizing our cash used in investing activities (in thousands):

                                             Six Months Ended
                                                  June 30,
                                            --------------------
                                               2002       2001
                                            ---------  ---------
Rental Inventory:
 New release replenishment                  $ 147,438  $ 111,157
 New store and other investments               30,518        639
 Book value of transfers to merchandise
  inventory and tape loss                     (42,325)   (37,673)
                                            ---------  ---------
Purchases of rental inventory, net          $ 135,631  $  74,123
                                            ---------  ---------
Purchase of property and equipment, net         6,709      3,202
Increase in intangibles and other
 assets                                           491        453
                                            ---------  ---------
  Total cash used in investing              $ 142,831  $  77,778
                                            =========  =========

New release replenishment includes the cost of purchases of new release video tapes, DVDs and games for existing stores and the estimated interim residual value of video tapes and DVDs acquired under revenue sharing arrangements. It does not include net revenue sharing expense included in cost of rental product on the statement of operations. Net revenue sharing expense was $72.0 million and $104.1 million for the six months ended June 30, 2002 and 2001, respectively. New store and other investments in rental product include all purchases of rental inventories for new store openings, major catalog inventory enhancement projects, such as an expansion of DVD catalog, and other long-term investments not considered new release replenishment.

As of June 30, 2002, net rental inventory was $223.9 million compared to $191.0 million as of December 31, 2001, an increase of $32.9 million. The increase was primarily the result of an investment in DVD product to expand our non-new release catalog selections in certain stores and initial investments in our new video store expansion strategy.

Cash Used in Financing Activities

Net cash used in financing activities increased $4.3 million to $11.4 million in the six months ended June 30, 2002, compared to $7.1 million in the corresponding period of the prior year. In the first quarter of 2002, we sold 8,050,000 shares of our common stock resulting in proceeds of $120.8 million before underwriting fees and expenses. We also obtained new senior bank credit facilities consisting of a $150.0 million senior secured term facility and a $25.0 million senior secured revolving credit facility. Net proceeds from the sale of common stock and initial borrowings under the bank credit facility were used to repay all amounts outstanding under our prior revolving credit facility. During the first quarter of 2002, we made our first scheduled payment of $2.5 million on our senior secured term facility. As a result of our ability to generate positive free cash flow in the second quarter of 2002, we decided to make our remaining 2002 scheduled term loan amortization payments of $22.5 million in the second quarter. As a result we have no mandatory amortization requirements for our term loan remaining in 2002. At June 30, 2002 the balance owed under our new senior secured term facility was $125 million and we had $25.0 million of borrowings available under our new revolving credit facility.

At June 30, 2002, maturities on long-term obligations for the next five years were as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December 31,           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2002                $        -    $        -    $   7,094  $    7,094
2003                         -        35,000       10,588      45,588
2004                   250,000        90,000(1)         -     340,000
2005                         -             -            -           -
2006                         -             -            -           -
Thereafter                   -             -            -           -
                    ----------    ----------    ---------   ---------
                    $  250,000    $  125,000    $  17,682   $ 392,682
                    ----------    ----------    ---------   ---------

(1) The maturity of the credit facilities will automatically be extended, such that $35 million will be due in 2004 and 2005, and $20 million will be due in 2006, if the Subordinated Notes are refinanced prior to February 2004 with a maturity date beyond 2006.

Other Financial Measurements: Working Capital

At June 30, 2002, we had cash and cash equivalents of $17.4 million and a working capital deficit of $137.6 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid, and accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet obligations as they come due.

Other Financial Measurements: Adjusted EBITDA and Free Cash Flow

We believe other financial measurements, such as Adjusted EBITDA and Free Cash Flow, as defined below, are additional measurements that are useful in understanding our operating results, including our ability to meet our growth plans and debt service requirements. These measurements should not be viewed as a measure of financial performance under GAAP or as substitute for GAAP measurements, such as net income or cash flow from operations. Our calculation of these measurements is not necessarily comparable to those reported by other companies due to the lack of uniform definitions.

Adjusted EBITDA represents income (loss) from operations before depreciation and amortization and certain special charges, plus non-cash expenses, minus the cost of replenishing new release rental inventory for existing stores, which is capitalized. Following is a table calculating Adjusted EBITDA (in thousands):


                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                ----------------------  ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------
Income from operations          $   51,818  $   20,441  $   92,753  $   38,873
Depreciation and
 amortization (1)                   63,371      61,510     132,800     127,366
Non-cash expenses (2)               20,003      17,215      42,888      39,180
Reversal of restructuring
 charge for closure of
 internet business                 (12,430)          -     (12,430)          -
New release replenishment (3)      (78,437)    (58,045)   (147,438)   (111,157)
                                ----------  ----------  ----------  ----------
Adjusted EBITDA                  $  44,325   $  41,121   $ 108,573    $ 94,262
                                ==========  ==========  ==========  ==========

(1) Includes depreciation and amortization of property and equipment and intangible assets and amortization of rental product.

(2) Expenses that are non-cash in nature represent tape loss, the book value of previously viewed product sold and stock compensation. The non-cash tape loss and the book value of previously viewed product sold for the three months ended and the six months ended June 30, 2002 were $18.8 million and $40.2 million, respectively, compared to $15.9 million and $34.6 in the corresponding periods of the prior year. The non-cash stock compensation for the three months and the six months ended June 30, 2002 was $1.2 million and $2.7 million, respectively, compared to $1.3 million and $4.6 million in the corresponding periods of the prior year.

(3) This represents existing store purchases that are considered replenishment of new release tapes, games and DVDs, which are included in the amounts presented as investing activities on the statement of cash flows. This is in addition to the cost of product represented by revenue sharing expense already included in the statement of operations.

Our calculation of Adjusted EBITDA, as presented above, is not comparable to the methodology for calculating EBITDA by our most significant competitor. The following table provides an EBITDA calculation for Hollywood consistent with their methodology.

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                ----------------------  ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------

Income from operations          $  51,818   $  20,441   $   92,753  $  38,873
Depreciation and amortization(1)   14,979      16,377       30,061     33,273
Non-cash expenses(2)                1,208       1,299        2,713      4,580
Special charges(3)                (12,430)      5,000      (12,430)    16,000
                                ----------  ----------  ----------  ----------
EBITDA                          $  55,575   $  43,117   $  113,097   $ 92,726
                                ==========  ==========  ==========  ==========

(1) Represents depreciation and amortization of property and equipment, and amortization of intangibles. It does not include amortization of rental product.

(2) Expenses that are non-cash in nature including compensation associated with certain stock option grants.

(3) The special charge for the three months and six months ended June 30, 2002 is $12.4 million for an accrual reversal of restructuring charges related to the closure of Reel.com. Special charges were $5.0 million and $16.0 million for the three months and six months ended June 30, 2001. These charges represent incremental depreciation expense associated with changes in estimated rental inventory lives and residual values that were adopted on a prospective basis October 1, 2000.

While the methodologies used in calculating Adjusted EBITDA differ, we believe that any differences in the methodologies are immaterial in the long term. EBITDA for the year 2001 under this method would have been $204.6 million compared to Adjusted EBITDA of $194.7 million as reported. While both methodologies have benefits, we believe that the methodology employed by our most significant competitor more accurately takes into account any timing effects of new release titles that may positively or negatively impact EBITDA for any specific quarter and thus provides a more reflective view of our cash earnings power on a quarter to quarter basis. In order to eliminate confusion and to provide investors with more meaningful comparative data of EBITDA as compared to our most significant competitor, effective with the third quarter results and the quarterly report on Form 10-Q, we will adopt the methodology of our most significant competitor to calculate EBITDA.

Free Cash Flow represents EBITDA, less cash paid for interest and taxes, maintenance capital expenditures and discretionary investment capital expenditures (e.g. investment in new store openings and new product platform rollouts). Discretionary Free Cash Flow represents Free Cash Flow before discretionary investments in capital expenditures that are not required to maintain existing stores. We believe Discretionary Free Cash Flow and Free Cash Flow are useful measurements in determining our ability to meet our growth plans, satisfy working capital demands and meet our debt service requirements. Following is a table calculating Discretionary Free Cash Flow and Free Cash Flow (in thousands):

                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                    --------------------    ------------------
                                      2002        2001        2002      2001
                                    --------    --------    --------  --------
   EBITDA                           $ 55,575    $ 43,117    $113,097  $ 92,726
   Less: Cash interest paid           (2,586)     (4,885)    (23,465)  (26,432)
         Cash taxes paid                (626)       (791)       (861)     (603)
         Maintenance capital
          expenditures                (2,746)       (387)     (4,797)   (1,019)
                                    --------    --------    --------  --------
   Discretionary Free Cash Flow       49,617      37,054      83,974    64,672

   Less: discretionary investment
    capital expenditures             (10,180)       (866)    (32,429)   (2,823)
                                    --------    --------    --------  --------
   Free Cash Flow (1)                 39,437      36,188      51,545    61,849
                                    ========    ========    ========  ========

(1) Free Cash Flow as historically reported using Adjusted EBITDA would have been $28.2 million and $47.0 million for the three months and six months ended June 30, 2002, respectively, compared to $34.2 million and $63.4 million in the corresponding periods of the prior year.

Maintenance capital expenditures represents expenditures that we believe are necessary to maintain the existing store operations, including equipment, fixtures, leasehold improvements, remodeling projects, and implementing and upgrading office and store technology. We anticipate that maintenance capital expenditures will be approximately $20 million in 2002. Discretionary investment capital expenditures in the six months ended June 30, 2002 were for an expansion of our DVD non-new release catalog selections in certain stores and initial investments in our expansion strategies for Game Crazy and new video stores. In the six months ended June 30, 2001, discretionary investment capital expenditures were primarily related to new stores. We anticipate that discretionary investment capital expenditures will be approximately $62.0 million in 2002, which includes at least 100 new Game Crazy units and 50 new video stores and our DVD non-new release catalog expansion.

During the first quarter of 2002, we made our first scheduled payment of $2.5 million on our senior secured term facility. As a result of our ability to generate positive free cash flow in the second quarter of 2002, we decided to make our remaining 2002 scheduled term loan amortization payments of $22.5 million in the second quarter. As a result we have no mandatory amortization requirements for our senior secured term facility remaining in 2002.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of June 30, 2002, we have not held derivative instruments for the purpose of addressing market risks, including market risks associated with variable rate indebtedness.

The interest payable on our senior credit facilities is based on variable interest rates (IBOR or the prime bank rate at our option), and therefore, affected by changes in market interest rates. Hypothetically, if variable base rates were to increase 1% in 2002 as compared to the rates at June 30, 2002, our interest rate expense would increase by approximately $1.3 million based on our outstanding balance on the facilities as of June 30, 2002.


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


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, under the headings "Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") - Operating Costs and Expenses - General and Administrative," "MD&A - Liquidity and Capital Resources - Overview," "MD&A - Liquidity and Capital Resources - Other Financial Measurements: Working Capital," "MD&A - Liquidity and Capital Resources - Other Financial
Measurements: Adjusted EBITDA and Free Cash Flow," "General Economic Trends, Quarterly Results and Seasonality" and "Cautionary Statements" that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intends", "estimates", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the heading "Cautionary Statements" and under the heading "General Economic Trends, Quarterly Results and Seasonality". Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.


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

We also compete with cable and direct broadcast satellite television systems. These systems offer both movie channels, for which subscribers pay a subscription fee for access to movies selected by the provider at times selected by the provider, and pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber. Historically pay-per-view services have offered a limited number of channels and movies, and have offered movies only at scheduled intervals. Today, however, advances in digital compression and other developing technologies are enabling cable and satellite companies, and may enable internet service providers and others, to transmit a significantly greater number of movies to homes more frequently scheduled intervals throughout the day. In addition, certain cable companies, internet service providers and others have tested and are continuing to test video-on-demand services in some markets. As a concept, video on demand would provide a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time of the day. If video on demand or other alternative movie delivery systems, whether alone or in conjunction with sophisticated digital recording systems (which allow viewers to record, pause, rewind and fast forward live broadcasts), achieve the ability to enable consumers to conveniently view and control the movies they want to see when they want to see them, such alternative movie delivery systems could achieve a competitive advantage over the traditional video rental industry. While we believe that there presently exist substantial technological, economic and other impediments to alternative movie delivery systems achieving such a competitive advantage, technological advances and other developments could enable them to do so, which in turn could harm our profitability and otherwise harm our business, financial condition, liquidity and results of operations.

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

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. Although we have currently curtailed new store openings, we intend to open new stores in the future. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure. In addition, our ability to open and operate new stores in a profitable manner depends upon numerous contingencies, many of which are beyond our control. These contingencies include but not limited to:

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

Instruments governing our bank credit facility and our 10.625% senior subordinated notes due 2004 contain, and our future indebtedness may contain a number of covenants that, among other things, significantly restrict our ability to:

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

As of June 30, 2002, we had total consolidated long-term debt, including capital leases, of approximately $392.7 million. We and our subsidiaries may incur substantial additional indebtedness in the future, including indebtedness that would be secured by our assets or those of our subsidiaries. If new indebtedness is added to our and our subsidiaries' current indebtedness levels, the related risks that we and they now face could intensify. For example, it could:

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

If we or our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, sales of substantial amounts of our common stock might make it more difficult for us to sell equity or equity-related securities in the future.

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


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 1999, the Company was named as a defendant in three complaints which have been coordinated into a single action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt employees, who they claim are owed overtime payments for work performed in certain stores in California. The parties have since entered into a settlement agreement, which has been given preliminary approval by the court. The class consists of only those individuals employed by Hollywood Entertainment within the Sate of California as salaried store managers in Hollywood Video stores during the period from January 25, 1995 to March 31, 2002, and only those employed by Hollywood Entertainment within the Sate of California as salaried assistant managers in Hollywood Video stores during the period from January 25, 1995 to December 31, 1999, who do not opt-out of the settlement. The Company believes it has provided adequate reserves in connection with the settlement agreement.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO, against Hollywood and Reel.com. 3PF and Reel.com entered into a Warehousing and Distribution Agreement (Agreement) on February 7, 2000. 3PF alleged that, as a result of the discontinuation of Reel.com operations, Reel.com was in default under the Agreement, failed to perform material obligations under the Agreement, and failed to pay amounts due 3PF. On May 15, 2002, the Company, 3PF and Rentrak Corporation entered into a settlement agreement encompassing all claims between the two parties including counterclaims and causes of action that were asserted or could have been asserted and agreed to the dismissal of the arbitration case.

The Company has been named to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters, including suits related to amounts charged to customers in connection with extended rental periods. The Company believes it has provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on the Company's consolidated results of operation, financial condition or liquidity.


ITEM 5. OTHER INFORMATION

On August 12, 2002, we filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure" reporting that each of the principal executive officer and principal financial officer of the Company submitted to the Securities and Exchange Commission the statements under oath in according with the Commission's Order No 4-460 requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1	1993B Restated Articles of Incorporation, as amended  (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042)(the "Form S-1"), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140), and by reference to
Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

3.2	1999 Restated Bylaws (incorporated by reference to Exhibit 3.2 to the
Registrant's Registration Statement on Form S-4 (File No. 333-82937) (the "1999 S-4")).

4.1	Indenture, dated August 13, 1997, between the Registrant and BNY Western
Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-35351) (the "1997 S-4")), as supplemented by the First Supplemental Indenture, dated as of June 24, 1999, between the Registrant and the Trustee (incorporated by reference to Exhibit 4.2 of the 1999 S-4), the Second Supplemental Indenture, dated as of January 20, 2000, between the Registrant and the Trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999) and the Third Supplemental Indenture, dated as of February 12, 2002, between Registrant, as Issuer, Hollywood Management Company, as Subsidiary Guarantor, and Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2001).

99.1	Certification of Chief Executive Officer and Chief Financial Officer of
Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

None filed during the period.



                     HOLLYWOOD ENTERTAINMENT CORPORATION


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




August 14, 2002                        /S/James A. Marcum
------------------        -------------------------------------------------
     (Date)                                James A. Marcum
                	    Executive Vice President and Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)






1

1