Form 10-Q
period 2002-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2002-11-14
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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

	Yes  [X]          No  [ ]

As of November 8, 2002 there were 59,998,221 shares of the registrant's Common Stock outstanding.



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in thousands, except per share amounts)

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                       ------------------ ------------------
                                         2002     2001      2002       2001
                                       -------- --------  --------   --------
REVENUE:
  Rental product revenue               $331,074 $321,172 $  974,741 $  940,527
  Merchandise sales                      37,948   23,741    103,190     71,704
                                       -------- -------- ---------- ----------
                                        369,022  344,913  1,077,931  1,012,231
COST OF REVENUE:
  Cost of rental product                112,035  115,017    331,496    350,835
  Cost of merchandise                    28,562   18,291     78,191     54,748
                                       -------- -------- ---------- ----------
                                        140,597  133,308    409,687    405,583
                                       -------- -------- ---------- ----------
GROSS MARGIN                            228,425  211,605    668,244    606,648

OPERATING COSTS AND EXPENSES:
  Operating and selling                 165,030  156,706    478,080    462,903
  General and administrative             20,183   23,313     66,629     70,781
  Store opening expenses                  1,228        -      1,228          -
  Amortization of intangibles                 -    1,276          -      3,781
  Restructuring charge for closure
    of internet business                      -        -    (12,430)         -
                                       -------- -------- ---------- ----------
                                        186,441  181,295    533,507    537,465
                                       -------- -------- ---------- ----------
INCOME FROM OPERATIONS                   41,984   30,310    134,737     69,183

Interest expense, net                    (9,716) (14,602)   (31,636)   (42,943)
                                       -------- -------- ---------- ----------
Income before income taxes
  and extraordinary item                 32,268   15,708    103,101     26,240
Provision for income taxes                 (323)    (334)    (1,031)      (555)
                                       -------- -------- ---------- ----------
Net income before extraordinary item     31,945   15,374    102,070     25,685
Extraordinary loss on retirement
  of debt(net of income tax benefit
  of $1,308)                                  -        -     (2,226)         -
                                       -------- -------- ---------- ----------
NET INCOME                             $ 31,945 $ 15,374 $   99,844 $   25,685
                                       ======== ======== ========== ==========
Net income per share before
  extraordinary item:
   Basic                               $   0.54  $   0.31  $   1.81  $   0.52
   Diluted                             $   0.50  $   0.28  $   1.65  $   0.50
Net income per share:
   Basic                               $   0.54  $   0.31  $   1.77  $   0.52
   Diluted                             $   0.50  $   0.28  $   1.62  $   0.50
Weighted average shares outstanding:
   Basic                                 58,883    49,311    56,431    49,006
   Diluted                               63,712    54,984    61,797    51,836

The accompanying notes are an integral part of this financial statement


                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                 September 30, December 31,
                                                 ------------   -----------
                                                     2002           2001
                                                 ------------   -----------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                      $    19,592     $   38,810
  Receivables                                         27,079         29,056
  Merchandise inventories                             96,820         61,585
  Prepaid expenses and other current assets           12,665         10,863
                                                 -----------    -----------
     Total current assets                            156,156        140,314

Rental inventory, net                                237,460        191,016
Property and equipment, net                          245,028        270,586
Goodwill                                              64,934         64,934
Deferred tax asset, net                               38,396         38,396
Other assets, net                                     12,534         13,298
                                                 -----------    -----------
                                                 $   754,508    $   718,544
                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current maturities of long-term obligations   $    37,439    $   111,914
   Accounts payable                                  150,244        167,479
   Accrued expenses                                   90,864        112,799
   Accrued interest                                    3,653         13,712
   Income taxes payable                                3,570          5,266
                                                 -----------    -----------
     Total current liabilities                       285,770        411,170

Long-term obligations, less current portion          350,670        402,088
Other liabilities                                     17,851         18,840
                                                 -----------    -----------
                                                     654,291        832,098
                                                 -----------    -----------
Shareholders' equity (deficit):
   Preferred stock, 25,000,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     58,906,865 and 49,428,763 shares issued
     and outstanding, respectively                   488,639        375,503
   Unearned compensation                                (864)        (1,655)
   Accumulated deficit                              (387,558)      (487,402)
                                                 -----------    -----------
     Total shareholders' equity (deficit)            100,217       (113,554)
                                                 -----------    -----------
                                                 $   754,508    $   718,544
                                                 ===========    ===========

The accompanying notes are an integral part of this financial statement.


                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)

                                                      Nine Months Ended
                                                         September 30,
                                                   ------------------------
                                                      2002          2001
                                                   ----------    ----------
OPERATING ACTIVITIES:
 Net income                                         $  99,844     $  25,685
 Adjustments to reconcile net income
   to cash provided by operating activities:
  Extraordinary loss on retirement of debt              2,226             -
  Amortization of rental product                      156,979       135,470
  Depreciation and amortization                        44,987        50,449
  Amortization of deferred financing costs              2,922         2,553
  Change in deferred rent                                (989)         (356)
  Non-cash stock compensation                          (1,800)        6,147
 Net change in operating assets and liabilities:
  Receivables                                           1,977        (1,871)
  Merchandise inventories                             (35,235)       (2,193)
  Accounts payable                                    (17,235)      (37,750)
  Accrued interest                                    (10,059)       (4,080)
  Other current assets and liabilities                (24,169)       (4,250)
                                                    ---------     ---------
     Cash provided by operating activities            219,448       169,804
                                                    ---------     ---------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                  (203,423)     (126,691)
 Purchases of property and equipment, net             (19,429)       (6,222)
 Increase in intangibles and other assets                (549)         (460)
                                                    ---------     ---------
     Cash used in investing activities               (223,401)     (133,373)
                                                    ---------     ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock               120,750             -
 Equity financing costs                                (7,677)            -
 Borrowings under new term loan facility              150,000             -
 Repayment of prior revolving loan                   (240,000)            -
 Increase (decrease) in credit agreements             (25,000)       (5,000)
 Debt financing costs                                  (5,098)       (4,035)
 Repayments of capital lease obligations              (10,894)      (12,156)
 Proceeds from exercise of stock options                2,654           378
                                                    ---------     ---------
     Cash used in financing activities                (15,265)      (20,813)
                                                     --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT       (19,218)       15,618

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         38,810         3,268
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE THIRD
 QUARTER                                             $ 19,592      $ 18,886
                                                     ========      ========

The accompanying notes are an integral part of this financial statement.



HOLLYWOOD ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. Results of operations for interim periods may not necessarily be indicative of the results that may be expected for the full year or any other period.


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

Effective January 1, 2002, the Company began reporting sales and related costs of previously viewed rental inventory as rental product revenue and cost of rental product, respectively. Prior to January 1, 2002, the Company included sales and related costs of sales of previously viewed rental inventory in merchandise sales and cost of merchandise sales, respectively. For comparative purposes, sales and related costs of sales of previously viewed rental inventory for the three months ended September 30, 2001 and the nine months ended September 30, 2001 have been reclassified to conform to the presentation for the current year.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16 and eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill and non-amortizing intangible assets shall be adjusted whenever events or circumstances occur indicating that goodwill has been impaired. The Company has completed its impairment testing of the valuation of its goodwill and has determined that there is no impairment. SFAS 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet criteria for recognition under SFAS 141 were reclassified to goodwill. The Company adopted SFAS 142 on January 1, 2002, the beginning of fiscal 2002. Application of the non-amortization provisions of SFAS 142 to goodwill, which had previously been amortized over 20 years, and to the Company's trade-name right, which had previously been amortized over 15 years, resulted in an increase in net income of $1.3 million and $3.8 million, net of tax, for the three and nine months ended September 30, 2002, respectively.

The components of intangible assets are as follows (in thousands):

                      December 31,                 September 30,
                         2001         Additions        2002
                      ------------    ---------    ------------
Goodwill              $    64,934     $       -    $     64,934
Trade-name rights           4,612           462           5,074
                      ------------    ---------    ------------
                      $    69,546     $     462    $     70,008
                      ============    =========    ============

The following table summarizes the pro forma impact of excluding amortization of intangible assets for the three months ended September 2001 and for the nine months ended September 30, 2001 (in thousands, except per share amounts):

                                               Three Months   Nine Months
                                                  Ended          Ended
                                               September 30,  September 30,
                                                   2001           2001
                                               ------------   ------------
Net income as reported                         $     15,374   $     25,685
 Add back: Amortization of
  intangible assets, net of tax                       1,249          3,701
                                               ------------   ------------
 Pro forma net income                          $     16,623   $     29,386
                                               ============   ============

Basic net income per share:
 As reported                                        $ 0.31         $ 0.52
 Pro forma net income per share                     $ 0.34         $ 0.60

Diluted net income per share:
 As reported                                        $ 0.28         $ 0.50
 Pro forma net income per share                     $ 0.30         $ 0.57



On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS 144 applies to long-lived assets to be held and used, or to be disposed of, except for goodwill and non-amortizing intangible assets to be held and used, as well as goodwill associated with a reporting unit. SFAS 144 supersedes accounting and reporting provisions of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued beginning January 1, 2002. Currently, the Company does not anticipate disposing of any long-lived assets in 2002, other than the assets intended to be disposed of pursuant to the 2001 amended store closure plan (see note 8). Therefore, the adoption of SFAS 144 is not expected to have a material impact on its results of operations, financial position or liquidity.

In May 2002, the FASB issued SFAS 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding the treatment of early extinguishment of debt as extraordinary unless the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS 145 on January 1, 2003. The pronouncement primarily deals with the presentation of these events, and as such, the Company does not believe the adoption will have a material impact on its results of operation, financial position or liquidity.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal". SFAS 146 supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This statement applies to costs that are associated with exit activities that are not covered by SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," or entities that are newly acquired in a business combination. The costs that are covered are one-time termination benefits paid to employees who were involuntarily terminated, costs to terminate contracts that are not capital leases and costs to consolidate facilities and relocate employees. The Company will adopt SFAS 146 on January 1, 2003. Although the Company has not yet completed an analysis, it does not believe the adoption will have a material impact on its results of operations, financial position or liquidity.


(2) Rental Amortization Policy

The Company manages its rental inventories of movies under two distinct categories, new release and catalog. New releases which represent the majority of all movies acquired are those movies which are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, represents an investment in those movies the Company intends to hold for an indefinite period of time and represents a historic collection of movies which are maintained on a long- term basis for rental to customers. In addition to acquiring catalog movies from studios upon their initial release, the Company acquires previously released or older movies for catalog inventories to support new store openings and the build up of title selection for new platforms such as DVD.

Purchases of new release movies are amortized over four months to current estimated average residual values of approximately $3.16 for VHS and $4.67 for DVD (net of estimated allowances for losses). Purchases of VHS and DVD catalog are amortized on a straight-line basis over one year and five years, respectively, to estimated residual values of $2.00 for VHS and $6.00 for DVD.

For new release movies acquired under revenue sharing arrangements, the studios' share of rental revenue is charged to cost of rental net of an average estimated interim residual value which is approximately equal to the residual values of purchased inventory, as outlined above. The expense is recorded as revenue is earned on the respective revenue sharing titles.

Games acquired upon their initial release by publishers are amortized over four months to an estimated interim residual value of approximately $15.00 and then to $5.00 over the following twenty months. Games the Company expects to keep in rental inventory for an indefinite period of time are amortized on a straight-line basis over two years to an estimated residual value of $5.00.


(3)  Statements of Changes in Shareholders' Equity (Deficit)

A summary of changes to shareholders' equity (deficit) amounts for the nine months ended September 30, 2002 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  ---------
Balance at 12/31/2001       49,428,763 $375,503  $(1,655) $(487,402) $(113,554)
                            ---------- -------- --------  ---------  ---------
Issuance of common stock:
  Stock issuance             8,050,000  120,750                        120,750
  Equity offering costs                  (7,677)                        (7,677)
  Stock options exercised    1,428,102    2,654                          2,654
Stock compensation                       (2,591)     791                (1,800)
Net income                                                   99,844     99,844
                            ---------- -------- --------  ---------  ---------
Balance at 9/30/2002        58,906,865 $488,639  $  (864) $(387,558) $ 100,217
                            ========== ======== ========  =========  =========

As of December 31, 2000, the Company recorded a $211.2 million valuation allowance on its $211.2 million net deferred tax asset, consisting of temporary timing differences and net operating loss carryforwards. As of September 30, 2002, this valuation allowance was $111.1 million on the Company's $149.5 million net deferred tax asset. Excluding this allowance, as of September 30, 2002 shareholders' equity would have been $211.4 million.


(4)  Operating Leases

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $53.3 million and $159.4 million for the three months and the nine months ended September 30, 2002, respectively, compared to $52.9 million and $159.0 million for the corresponding periods of the prior year. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $10.7 million and $31.5 million for the three months and the nine months ended September 30, 2002, respectively, compared to $10.3 million and $30.7 million for the corresponding periods of the prior year.


(5)   Long-term Obligations

The Company had the following long-term obligations as of September 30, 2002 and December 31, 2001 (in thousands):

                                              September 30,  December 31,
                                              ------------   -----------
                                                  2002           2001
                                              ------------   -----------
Senior subordinated notes                     $    250,000   $   250,000
Borrowings under credit agreements                 125,000       240,000
Obligations under capital leases                    13,109        24,002
                                              ------------   -----------
                                                   388,109       514,002
Current portions:
   Credit agreements                                26,250        98,500
   Capital leases & other                           11,189        13,414
                                              ------------   -----------
                                                    37,439       111,914
Total long-term obligations                   ------------   -----------
   net of current portion                     $    350,670   $   402,088
                                              ============   ===========


On December 7, 2001, the Company filed with the Securities and Exchange Commission a shelf registration statement covering up to $426.5 million of securities, consisting of $126.5 million of equity securities and $300.0 million of debt securities. The registration statement became effective on February 14, 2002.

On March 11, 2002, the Company completed a public offering of 8,050,000 shares of its common stock under its shelf registration statement, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under the Company's prior revolving credit facility. The shelf registration statement, as amended on May 20, 2002, covers the possible issuance of up to an aggregate of $305.8 million in debt and/or equity securities.

On March 18, 2002, the Company obtained new senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of the initial borrowings thereunder to repay all remaining borrowings under the Company's prior revolving credit facility, which was then terminated. The new bank credit facilities consisted of a $150.0 million senior secured term facility maturing in March 2004 and a $25.0 million senior secured revolving credit facility maturing in March 2004. The maturity of the new facilities will automatically be extended to 2006 if the Company's existing $250 million 10.625% senior subordinated notes due in 2004 (the "Subordinated Notes") are refinanced prior to February 2004 with a maturity date beyond 2006. The redemption premium applicable to the existing Subordinated Notes declined from 5.313% to 2.656% on August 15, 2002 and will decline to zero on August 15, 2003.

At September 30, 2002, maturities on long-term obligations for the next five years are as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December 31,           Notes      Agreements     & Other      Total
------------        ----------    ----------    ---------   ---------
2002                $        -    $        -        2,521  $    2,521
2003                         -        35,000       10,588      45,588
2004                   250,000        90,000(1)         -     340,000
2005                         -             -            -           -
2006                         -             -            -           -
Thereafter                   -             -            -           -
                    ----------    ----------    ---------   ---------
                    $  250,000    $  125,000    $  13,109   $ 388,109
                    ----------    ----------    ---------   ---------

(1) The maturity of the credit facilities will automatically be extended, such that $35 million will be due in 2004 and 2005 and $20 million will be due in 2006, if the Subordinated Notes are refinanced prior to February 2004 with a maturity date beyond 2006.


(6)  Earnings per Share

Basic earnings per share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share includes additional dilution from the effect of potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options.

The following tables are reconciliations of the basic and diluted earnings per share computations (in thousands, except per share amounts):

                                 Three Months Ended September 30,
                    ----------------------------------------------------------
                              2002                           2001
                    ---------------------------  -----------------------------
                      Net              Per Share     Net             Per Share
                    Income   Shares(1)  Amounts   Income   Shares(1)   Amounts
                    -------  ---------  -------  --------  ---------  --------
Basic income
 per share:         $31,945     58,883  $  0.54  $ 15,374     49,311   $  0.31
Effect of dilutive                      =======                        =======
 securities:
   Stock options          -      4,829                  -      5,673
                    -------  ---------           --------  ---------
Diluted income
  per share:        $31,945     63,712  $  0.50  $ 15,374     54,984   $  0.28
                    =======  =========  =======  ========  =========  ========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of diluted income per share were 0.9 million shares and 1.7 million shares in the three months ended September 30, 2002 and 2001, respectively.


                                 Nine Months Ended September 30,
                    -----------------------------------------------------------
                              2002                         2001
                    ----------------------------  -----------------------------
                      Net              Per Share     Net              Per Share
                    Income   Shares(1)   Amounts   Income   Shares(1)   Amounts
                    -------  ---------  --------  --------  -------  ----------
Basic income
 per share:         $99,844     56,431   $  1.77  $ 25,685   49,006     $  0.52
Effect of dilutive                       =======                      =========
 securities:
   Stock options          -      5,366                   -    2,830
                    -------  ---------            --------  -------
Diluted income
  per share:        $99,844     61,797   $  1.62  $ 25,685   51,836    $  0.50
                    =======  =========  ========  ========  =======  =========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of diluted income per share were 0.7 million shares and 4.8 million shares in the nine months ended September 30, 2002 and 2001, respectively.


(7) Reel.com Discontinued E-commerce Operations

On June 12, 2000, the Company announced that it would discontinue the e-commerce business of Reel.com, Inc. (Reel.com). Although the Company believes it had developed a leading website over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its retail stores' cash flow. As a result of the discontinuation of Reel.com's e-commerce operations, the Company recorded a restructuring charge of $69.3 million in the second quarter of 2000 that included $22.4 million of accrued liabilities (net of $4.9 million of reductions). Amounts accrued included $17.3 million for contractual obligations, lease commitments and anticipated legal claims against the Company and $5.1 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. Since June 2000, the Company has paid $10.0 million of the $22.4 million of accrued liabilities, inclusive of legal and legal related costs in settlement of all claims with 3PF. As a result, the remaining accrual balance for such claims was reversed to a zero balance at June 30, 2002, resulting in a $12.4 million accrual reversal.


(8)  Store Closure Restructuring

In December of 2001, the Company amended its store closure restructuring plan and continues to pursue the closing of the remaining 15 stores. In accordance with the amended plan and revised estimates on closing costs, the Company has a $3.7 million accrual balance as of September 30, 2002 for store closing costs. The Company did not close any of the 15 stores in the first nine months of 2002.


(9)   Legal Proceedings

During 1999, the Company was named as a defendant in three complaints which have been coordinated into a single action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs were seeking to certify a class made up of certain exempt employees, who they claim are owed overtime payments for work performed in certain stores in California. The parties have since entered into a settlement agreement, which was given preliminary approval by the court on August 5, 2002. The class consists of only those individuals employed by Hollywood Entertainment within the State of California as salaried store managers in Hollywood Video stores during the period from January 25, 1995 to March 31, 2002, and only those employed by Hollywood Entertainment within the State of California as salaried assistant managers in Hollywood Video stores during the period from January 25, 1995 to December 31, 1999, who do not opt-out of the settlement. The Company believes, based upon the agreement, it has provided adequate reserves in connection with the settlement agreement.

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


(10) Related Party Transactions

In the nine months ended September 30, 2002, Boards, Inc. (Boards) opened three Hollywood Video stores as a licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors as part of an employment agreement with Mark Wattles, the Company's founder, Chief Executive Officer and President, in January 2001 to open and operate 20 licensed stores. Boards now operates five stores, which are not included in the 1,804 stores operated by the Company. Mark Wattles is the majority owner of Boards. Under the license arrangement, Boards will pay the Company $25,000 per store as a license fee, royalty payments of 2% of revenue and may purchase product and services from the Company. The Company supplies products and services for all five stores, including the store opening inventory. As a result, the receivable from Boards was approximately $1.1 million as of September 30, 2002. The Company expects this receivable to fluctuate throughout the remainder of the year and in 2003 depending on the number of stores recently opened by Boards in which the Company supplies the opening inventory. The Company does not anticipate this receivable exceeding $1.5 million at any given point in time.


(11) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one subsidiary, Hollywood Management Company (HMC), during the nine months ended September 30, 2002. HMC is wholly owned and a guarantor of the subordinated notes of HEC. The consolidating condensed financial statements below present the results of operations, financial position and liquidity of HEC and HMC.


Consolidating Condensed Statement of Operations
Three months ended September 30, 2002
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
REVENUE                    $  369,740 $ 40,946 $ (41,664) $  369,022
COST OF REVENUE               140,597       --        --     140,597
GROSS MARGIN                  229,143   40,946   (41,664)    228,425

OPERATING COSTS & EXPENSES:
 Operating and selling        161,430    3,600        --     165,030
 General & administrative      47,155   14,692   (41,664)     20,183
 Store Opening Expenses         1,228       --        --       1,228
 Restructuring charge for
  closure of internet
  business                         --       --        --          --

INCOME FROM OPERATIONS         19,330   22,654        --      41,984

Interest income                    --    8,830    (8,741)         89
Interest expense              (18,546)      --     8,741      (9,805)
Income before income
 taxes                            784   31,484        --      32,268

Benefit from (provision for)
 income taxes                  11,326  (11,649)       --        (323)

NET INCOME                 $   12,110 $ 19,835 $      --  $   31,945


Consolidating Condensed Statement of Operations
Nine months ended September 30, 2002
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
REVENUE                    $1,080,087 $115,877 $(118,033) $1,077,931
COST OF REVENUE               409,687       --        --     409,687
GROSS MARGIN                  670,400  115,877  (118,033)    668,244

OPERATING COSTS & EXPENSES:
 Operating and selling        469,938    8,142        --     478,080
 General & administrative     148,805   35,857  (118,033)     66,629
 Store Opening Expenses         1,228       --        --       1,228
 Restructuring charge for
  closure of internet
  business                    (12,430)      --        --     (12,430)

INCOME FROM OPERATIONS         62,859   71,878        --     134,737

Interest income                    --   23,271   (22,979)        292
Interest expense              (54,907)      --    22,979     (31,928)
Income before income
 taxes and extraordinary
 item                           7,952   95,149        --     103,101

Benefit from (provision for)
 income taxes                  35,148  (36,179)       --      (1,031)
Net income before
  extraordinary item           43,100   58,970        --     102,070

Extraordinary loss on
  retirement of debt (net
  of income tax benefit of
  $1,308)                      (2,226)      --        --      (2,226)

NET INCOME                 $   40,874 $ 58,970 $      --  $   99,844


Consolidating Condensed Balance Sheet
September 30, 2002
(in thousands)

                           ---------- -------- ---------   ---------
                               HEC      HMC      Elimin-    Consol-
                                                 ations     idated
                           ---------- -------- ---------   ---------
ASSETS
Cash and cash equivalents  $    2,013 $ 17,579 $      --   $  19,592
Receivables                    17,830  407,744  (398,495)     27,079
Merchandise inventories        96,820       --        --      96,820
Prepaid expenses and other
 current assets                 9,863    2,802        --      12,665
Total current assets          126,526  428,125  (398,495)    156,156
Rental inventory, net         237,460       --        --     237,460
Property & equipment, net     227,095   17,933        --     245,028
Goodwill, net                  64,934       --        --      64,934
Deferred tax assets, net       38,396       --        --      38,396
Other assets, net              11,343    5,199    (4,008)     12,534
Total Assets               $  705,754 $451,257 $(402,503)  $ 754,508

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   37,439 $     -- $      --   $  37,439
Accounts payable              398,495  150,244  (398,495)    150,244
Accrued expenses               11,228   79,636        --      90,864
Accrued interest                   --    3,653        --       3,653
Income taxes payable               --    3,570        --       3,570
Total current liabilities     447,162  237,103  (398,495)    285,770
Long-term obligations, less
 current portion              350,670       --        --     350,670
Other liabilities              17,851       --        --      17,851
Total liabilities             815,683  237,103  (398,495)    654,291
Common stock                  488,639    4,008    (4,008)    488,639
Unearned compensation            (864)      --        --        (864)
Retained earnings
 (accumulated deficit)       (597,704) 210,146        --    (387,558)
Total shareholders'
 equity (deficit)            (109,929) 214,154    (4,008)    100,217
Total liabilities and
 shareholders' equity
 (deficit)                 $  705,754 $451,257 $(402,503)  $ 754,508


Consolidating Condensed Statement of Cash Flows
Nine months ended September 30, 2002
(in thousands)

                              ---------- -------- ----------
                                  HEC      HMC      Consol-
                                                    idated
                              ---------- -------- ----------
OPERATING ACTIVITIES:
 Net income                   $   40,874 $ 58,970 $   99,844
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Extraordinary item               2,226       --      2,226
  Depreciation &
   amortization                  200,339    4,549    204,888
Change in deferred rent             (989)      --       (989)
 Non cash stock compensation      (1,800)      --     (1,800)
Net change in operating
  assets & liabilities            (6,807) (77,914)   (84,721)
Cash provided by (used in)
  Operating activities           233,843  (14,395)   219,448

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (203,423)      --   (203,423)
 Purchase of property &
  equipment, net                 (15,081)  (4,348)   (19,429)
 Increase in intangibles
  & other assets                     (60)    (489)      (549)
Cash used in investing
 activities                     (218,564)  (4,837)  (223,401)

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net              113,073       --    113,073
 Repayments of capital lease
  obligations                    (10,894)      --    (10,894)
 Proceeds from exercise
  of stock options                 2,654       --      2,654
 Increase in revolving
  loans, net                    (120,098)      --   (120,098)
Cash used in financing
 activities                      (15,265)      --    (15,265)

Decrease in cash
 and cash equivalents                 14  (19,232)   (19,218)
Cash and cash equivalents
 at beginning of year              1,999   36,811     38,810
Cash and cash equivalents at
 the end of the second quarter $   2,013 $ 17,579 $   19,592



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, and Note 1 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our judgments, assumptions and estimates affect, among other things, the amounts of receivables; rental and merchandise inventories; property and equipment, net; goodwill; deferred income tax assets; other liabilities; revenue; cost of revenue; and operating costs and expenses. We base our judgments, assumptions and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from amounts based on our judgments, assumptions and estimates. Certain critical accounting policies that involve significant judgments, assumptions and estimates which affect amounts recorded in the Consolidated Financial Statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Critical Accounting Policies."

For a discussion of new accounting pronouncements, refer to Note 1, "Accounting Policies," to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

Summary Results of Operations

Our net income for the three months and nine months ended September 30, 2002 was $31.9 million and $99.8 million, respectively, compared with net income of $15.4 million and $25.7 million for the three months and nine months ended September 30, 2001, respectively. Net income in all periods presented benefited from a reduction in our valuation allowance on our deferred income tax asset, resulting in an effective tax rate of 1.0% in the three months and nine months ending September 30, 2002 and 2.1% in the three months and nine months ending September 30, 2001. The Company believes a 40.5% effective tax rate is more representative of a normalized provision for income taxes when the valuation allowance reductions are excluded. Income before income taxes and extraordinary item for the three months and the nine months ended September 30, 2002 was $32.3 million and $103.1 million, respectively, compared to $15.7 million and $26.2 million for the three months and nine months ended September 30, 2001, respectively. Included in income before income taxes and extraordinary item in the three months ended September 30, 2002 was $4.5 million of income resulting from variable plan accounting for certain compensatory stock options. Included in income before income taxes and extraordinary item in the nine months ended September 30, 2002 was a $12.4 million reversal of an accrual associated with the resolution of certain claims associated with the closure of Reel.com. Excluding these items, and assuming a normalized effective tax rate of 40.5%, our net income for the three months and the nine months ended September 30, 2002 would have been $16.5 million and $51.3 million, respectively, compared to $9.3 million and $15.6 million for the three months and nine months ended September 30, 2001, respectively. The improvement was primarily the result of improved operating performance in our existing store base, in which comparable store sales rose 7% for both the three months and nine months ended September 30, 2002. Other items attributing to the improvement were intangible assets no longer amortizing and incremental amortization charges on rental product taken in the prior year.


The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.


                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                ----------------------  ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------
                                                   (Unaudited)
REVENUE:
 Rental product revenue              89.7%       93.1%       90.4%       92.9%
 Merchandise sales                   10.3         6.9         9.6         7.1
                                ----------  ----------  ----------  ----------
                                    100.0       100.0       100.0       100.0
                                ----------  ----------  ----------  ----------
GROSS MARGIN                         61.9        61.4        62.0        59.9

OPERATING COSTS AND EXPENSES:
 Operating and selling               44.7        45.4        44.4        45.7
 General and administrative           5.5         6.8         6.2         7.0
 Store opening expenses               0.3         0.0         0.1         0.0
 Amortization of intangibles          0.0         0.4         0.0         0.4
 Restructuring charge for
  closure of internet business        0.0         0.0        (1.2)        0.0
                                ----------  ----------  ----------  ----------
                                     50.5        52.6        49.5        53.1
                                ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS               11.4         8.8        12.5         6.8
Interest expense, net                (2.6)       (4.2)       (2.9)       (4.2)
                                ----------  ----------  ----------  ----------
Income before income taxes
  and extraordinary item              8.7         4.6         9.6         2.6
Provision for income taxes           (0.1)       (0.1)       (0.1)       (0.1)
                                 ----------  ---------  ----------  ----------
Net income before
  extraordinary item                   8.6        4.5         9.5         2.5
                                 ----------  ---------  ----------  ----------
Extraordinary loss on
 retirement of debt, net               0.0        0.0        (0.2)        0.0
                                 ----------  ---------  ----------  ----------
NET INCOME                             8.6%       4.5%        9.3%        2.5%
                                 ----------  ---------  ----------  ----------



                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                ----------------------  ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------
OTHER FINANCIAL DATA:

Rental product gross margin (1)      66.2%       64.2%       66.0%       62.7%
Merchandise gross margin (2)         24.7%       23.0%       24.2%       23.6%

EBITDA (in thousands)(3)         $ 52,397    $ 51,053    $165,494    $143,780

Cash flow from:(in thousands)
  Operating activities           $ 86,655    $ 68,470    $219,448    $169,804
  Investing activities            (80,570)    (55,595)   (223,401)   (133,373)
  Financing activities             (3,877)    (13,756)    (15,265)    (20,813)

OPERATING DATA:

Number of stores at quarter end     1,804       1,809       1,804       1,809
Weighted average stores open
 during the period                  1,804       1,812       1,801       1,815
Comparable store revenue
 increase (4)                           7%         11%          7%          4%

---------------------------------

(1) Rental product gross margin as a percentage of rental revenue.

(2) Merchandise sales gross margin as a percentage of merchandise sales.

(3) EBITDA represents income from operations before special charges and certain accrual reversals, depreciation and amortization (excluding amortization of rental product) adjusted for significant non-cash expense/income items such as expense associated with certain stock option grants. See "Other Financial
Measurements: EBITDA and Free Cash Flow" in our discussion of Liquidity and Capital Resources for a calculation of EBITDA. EBITDA should not be viewed as a measure of financial performance under GAAP or as a substitute for GAAP measurements such as net income or cash flow from operations. The calculation of EBITDA is not necessarily comparable to reported EBITDA of other companies due to the lack of uniform definition of EBITDA. Effective with the third quarter 2002 financial results and this Quarterly Report on Form 10-Q, we have adopted the methodology of our most significant competitor to calculate EBITDA (as disclosed in our Quarterly Report on Form 10-Q for the period ending June 30, 2002). While the methodologies used in calculating this EBITDA and our previously reported Adjusted EBITDA differ, we believe that any differences in the methodologies are immaterial in the long term. EBITDA for the year 2001 under our new method would have been $204.6 million compared to Adjusted EBITDA under the old method of $194.7 million. While each methodology has benefits, we believe the new methodology more accurately takes into account any timing affects of new release titles that may positively or negatively impact EBITDA for any specific quarter and thus provides a more accurate view of our cash earnings power on a quarter to quarter basis.

(4) A store is comparable after it has been open and owned by the Company for 12 full months.


REVENUE

Revenue increased by $24.1 million, or 7.0%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001, due to a 7% increase in comparable store revenue, offset by a net reduction of 8 weighted average stores. Revenue increased by $65.7 million, or 6.5%, in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, due to a 7% increase in comparable store revenue, offset by a net reduction of 14 weighted average stores. At September 30, 2002, we had 1,804 stores operating in 47 states compared to 1,809 stores operating in 47 states at September 30, 2001. We currently offer a 5-day rental program on all products in the majority of our stores. In most of our stores, new release videos and DVDs (both new release and catalog) rent for $3.79 and catalog videos rent for $1.99. Since the fourth quarter of 1999, other than test pricing, we have not increased prices on new release videos, DVDs and catalog videos. Video games rent for $4.99 and $5.99, with the newer platforms renting for the higher amount. Customers who choose not to return movies and games within the initial rental period are deemed to have commenced a new rental period of equal length at the same price (extended rental periods). Rental revenue from extended rental periods for the three months and for the nine months ended September 30, 2002 were $37.4 million and $115.7 million, respectively, compared to $36.5 million and $110.6 million in the corresponding periods of the prior year.

Effective January 1, 2002, we began reporting sales and related costs of previously viewed rental inventory as rental product revenue and cost of rental product, respectively. Prior to January 1, 2002, we included sales and related costs of sales of previously viewed rental inventory in merchandise sales and cost of merchandise sales, respectively. For comparative purposes, sales and related costs of sales of previously viewed rental inventory for the three months ended September 30, 2001 and the nine months ended September 30, 2001 have been reclassified to conform to the presentation for the current year.


GROSS MARGIN

Rental Product Margins

Rental product gross margin as a percentage of rental product revenue increased to 66.2% and 66.0% in the three months and nine months ended September 30, 2002, respectively, from 64.2% and 62.7% in the three months and nine months ended September 30, 2001, respectively. Rental product margins in the three months and nine months ended September 30, 2001 were negatively impacted by $2 million and $18 million, respectively, in incremental depreciation expense associated with changes in estimated rental inventory lives and residual values that were adopted on a prospective basis on October 1, 2000. As a result of the growing demand for DVDs, the estimated residual value of catalog VHS cassettes was reduced from $6.00 to $2.00 and the estimated useful life was reduced from five years to one year. Excluding the incremental depreciation expense, margins increased to 66.2% and 66.0% in the three months and nine months ended September 30, 2002, respectively, from 64.8% and 64.6% in the three months and nine months, ended September 30, 2001, respectively. The increases were primarily due to a shift in revenue from VHS product to DVD product, which typically has higher margins.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales increased to 24.7% and 24.2% in the three months and nine months ended September 30, 2002, respectively, from 23.0% and 23.6% in the three months and nine months ended September 30, 2001, respectively. The increase was primarily the result of an increase in the percentage of merchandise sales from our Game Crazy departments, which typically have higher margins than merchandise sales in our video stores.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expense in the three months ended September 30, 2002 decreased as a percentage of revenue to 44.7% compared to 45.4% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage on increased revenue. Total operating and selling expense in the three months ended September 30, 2002 increased $8.3 million to $165.0 million from $156.7 million in the three months ended September 30, 2001. The increase was primarily the result of increased variable costs associated with increased store sales volume. Payroll and related expenses increased by $7.2 million and other operating and selling expenses increased by $1.1 million in the three months ended September 30, 2002 when compared to the corresponding period of the prior year.

Total operating and selling expense in the nine months ended September 30, 2002 decreased as a percentage of revenue to 44.4% compared to 45.7% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage on increased revenue. Total operating and selling expense in the nine months ended September 30, 2002 increased $15.2 million to $478.1 million from $462.9 million in the nine months ended September 30, 2001. The increase was primarily the result of increased variable costs associated with increased store sales volume. Payroll and related expenses increased by $13.0 million and other operating and selling expenses increased by $2.2 million in the nine months ended September 30, 2002 when compared to the corresponding period of the prior year.

General and Administrative

General and administrative expenses in the three months ended September 30, 2002 decreased $3.1 million to $20.2 million from $23.3 million in the three months ended September 30, 2001. General and administrative expenses decreased as a percentage of total revenue to 5.5%, compared to 6.8% in the corresponding period of the prior year. General and administrative expenses for the three months ended September 30, 2002 benefited from the recognition of approximately $4.5 million of non-cash income associated with variable stock options, as a result of the closing stock price at September 30, 2002 and a reduction of variable options outstanding as a result of cancellations. Excluding this adjustment, general and administrative expenses increased $1.4 million to $24.7 million or 6.7% of total revenue.

General and administrative expenses in the nine months ended September 30, 2002 decreased $4.2 million to $66.6 from $70.8 million in the nine months ended September 30, 2001. General and administrative expenses for the nine months ended September 30, 2002 benefited from the recognition of approximately $4.5 million of non-cash income associated with variable stock options, primarily as a result of the closing stock price at September 30, 2002 and a reduction of options outstanding as a result of cancellations. Included in general and administrative expenses in the nine months ended September 30, 2001 was $5.6 million in compensation expense related to a stock grant to our Chief Executive Officer. Excluding the income associated with the variable stock options in the nine months ended September 30, 2002, and the expense related to the stock grant in the nine months ended September 30, 2001, general and administrative expenses increased $5.4 million when compared to the corresponding period of the prior year, and increased as a percentage of revenue to 6.5% for the nine months ended September 30, 2002, compared to 6.4% for the prior year. The increase is the result of our investment in certain elements of our business such as the store field supervision structure, the loss prevention function and human resources. We believe these investments have had, and will continue to have, a direct impact on our business by improving our level of execution.

Store opening expenses

Store opening expenses were $1.2 million in the three months and nine months ended September 30, 2002. The store opening expenses are primarily expenses related to relocation and recruiting of new field employees, store employee training labor and grand-opening advertising expenses. We will continue to report these store opening expenses as a separate component of our operating expenses in the future.

Amortization of Intangibles

We adopted SFAS 142 as of January 1, 2002, and as a result we had no amortization expense in the three months or the nine months ended September 30, 2002 compared to $1.3 million and $3.8 of amortization expense for the three months and the nine months ended September 30, 2001, respectively. Had we not adopted SFAS 142, we would have had $1.3 million and $3.8 million of amortization expense in the three months ended and nine months ended September 30, 2002, respectively.

Restructuring charge for closure of internet business

On June 12, 2000, we announced that we would discontinue the e-commerce business of Reel.com. Although we believe that we had developed a leading website over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, we were unable to obtain outside financing for Reel.com, and could not justify continued funding from our retail stores' cash flow. As a result of the discontinuation of Reel.com's e-commerce operations, we recorded a restructuring charge of $69.3 million in the second quarter of 2000 that included $22.4 million of accrued liabilities (net of $4.9 million of reductions). Amounts accrued included $17.3 million for contractual obligations, lease commitments and anticipated legal claims against us and $5.1 million for legal, financial, and other professional services incurred as a direct result of the closure of Reel.com. Since June 2000, we have paid $10.0 million of the $22.4 million of accrued liabilities including legal and legal related costs in settlement of all claims with 3PF. As a result, the remaining accrual balance for such claims was reversed to a zero balance at June 30, 2002 resulting in a $12.4 accrual reversal.


INTEREST EXPENSE, NET

Interest expense, net of interest income, decreased by $4.9 million and $11.3 million in the three months and nine months ended September 30, 2002, respectively, compared to the corresponding periods of the prior year. The decrease is due to decreased borrowings under our revolving credit facilities and lower interest rates.


INCOME TAXES

Our effective tax rate was a provision of 1.0% for the three months and nine months ended September 30, 2002, compared to a provision of 2.1% in the corresponding periods in the prior year. The rate varies from the federal statutory rate as a result of minimum state taxes in excess of statutory state income taxes and a reduction in the deferred tax valuation allowance as a result of the utilization of net deferred tax assets, primarily net operating loss carryforwards, based upon taxable income earned in the current periods. The reduction of the valuation allowance reduced our federal income tax effective rate in each period presented.

As of December 31, 2000, we had recorded a $211.2 million valuation allowance on our $211.2 million net deferred tax asset, consisting of temporary timing differences and net operating loss carryforwards. As of September 30, 2002, this valuation allowance was $111.1 million on our $149.5 million net deferred tax asset. Excluding this allowance, as of September 30, 2002 shareholders' equity would have been $211.4 million.


EXTRAORDINARY CHARGE ON RETIREMENT OF DEBT

As a result of the early retirement of our prior revolving credit facility, we recorded an extraordinary charge of $2.2 million in the three months ended March 31, 2002 (net of an income tax benefit of $1.3 million) to write-off deferred financing costs.


RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

We manage our rental inventories of movies under two distinct categories, new release and catalog. New releases which represent the majority of all movies acquired are those movies which are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, represents an investment in those movies we intend to hold for an indefinite period of time and represents a historic collection of movies which are maintained on a long- term basis for rental to customers. In addition to acquiring catalog movies from studios upon their initial release, we acquire previously released or older movies for catalog inventories to support new store openings and the build up of title selection for new platforms such as DVD. During the year, we significantly increased the amount of DVDs to be held in our catalog inventories by investing approximately $48.9 million.

Purchases of new release movies are amortized over four months to current estimated average residual values of approximately $3.16 for VHS and $4.67 for DVD (net of estimated allowances for losses). Purchases of VHS and DVD catalog are amortized on a straight-line basis over one year and five years, respectively, to estimated residual values of $2.00 for VHS and $6.00 for DVD.

Games acquired upon their initial release by publishers are amortized over four months to an estimated interim residual value of approximately $15.00 and then to $5.00 over the following twenty months. Games the Company expects to keep in rental inventory for an indefinite period of time are amortized on a straight-line basis over two years to an estimated residual value of $5.00.

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods will impact the amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of tapes or DVDs at reduced or no up-front costs, we share agreed-upon portions of the revenue that we derive from the tapes or DVDs with the applicable studio. The studio's share of rental revenue is expensed, net of an estimated residual value, as revenue is earned on the revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of sales rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no obligation for future payments to the studios based upon revenue performance of the title. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of sales over its estimated useful life. Purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. The following table summarizes our total acquisition costs of new releases (in thousands):


                                             Nine Months Ended
                                                September 30,
                                            --------------------
                                               2002       2001
                                            ---------  ---------

New release replenishment                   $ 234,056  $ 166,001
Revenue sharing expense                       103,059    156,260
                                            ---------  ---------
Total new release purchases                 $ 337,115  $ 322,261


New release replenishment includes sell-through purchases of movies and games and the residual value of revenue sharing purchases. Currently, we acquire the majority of our DVDs under the sell-through pricing structure. As the percentage of new release purchases represented by DVD grows, so does the percentage of purchases represented by the sell-through pricing structure. The migration from revenue sharing to sell-through pricing appears as an increase in purchases of rental inventory, net on the consolidated statement of cash flows.

As of September 30, 2002, net rental inventory was $237.5 million compared to $191.0 million as of December 31, 2001, an increase of $46.5 million. The following table summarizes the related balance sheet activity (in thousands):


Balance at December 31, 2001                $ 191,016

New release replenishment                     234,056
New stores and catalog DVD and games           38,823
Book value of transfers to merchandise
  inventory and tape loss (1)                 (69,456)
                                            ---------
Purchases of rental inventory, net            203,423

Less rental inventory amortization           (156,979)
                                            ---------
Balance at September 30, 2002               $ 237,460
                                            ---------

(1) Book value of transfers to merchandise inventory represents the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as previously viewed product. When the previously viewed product is sold, the residual book value is recognized as expense. Tape loss represents the residual book value of certain movies and games that are lost, stolen or damaged during the period.


MERCHANDISE INVENTORY

Merchandise inventory includes new VHS and DVD movies for sale, concessions and accessory items for sale, Game Crazy merchandise inventory and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as previously viewed product. Merchandise inventory increased $35.2 million to $96.8 million as of September 30, 2002, from $61.6 million as of December 31, 2001 due to the expansion of our Game Crazy departments and an increase in new DVD movies for sale.


LIQUIDITY AND CAPITAL RESOURCES

Overview

We generate substantial operating cash flow from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the nine months ended September 30, 2002 funded the majority of our debt service requirements and maintenance capital expenditures with sufficient cash left over to make strategic investments in DVD catalog product and open 103 new Game Crazy departments in existing store locations. At September 30, 2002, we had $19.6 million of cash and cash equivalents on hand.

On December 7, 2001, we filed with the Securities and Exchange Commission a shelf registration statement covering up to $426.5 million of securities, consisting of $126.5 million of equity securities and $300.0 million of debt securities. The registration statement became effective on February 14, 2002.

On March 11, 2002, we completed a public offering of 8,050,000 shares of our common stock under our shelf registration statement, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under our prior revolving credit facility. The shelf registration statement, as amended May 20, 2002, allows the issuance of up to an aggregate of $305.8 million of debt and equity securities.

On March 18, 2002, we obtained new senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of initial borrowings thereunder to repay all remaining borrowings under our prior revolving credit facility, which was then terminated. The new bank credit facilities consisted of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. The maturity of the new facilities will automatically be extended to 2006 if our existing $250 million 10.625% senior subordinated notes due in 2004 (the "Subordinated Notes") are refinanced prior to February 2004 with a maturity date beyond 2006.

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

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $49.6 million or 29.2% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase was primarily due to improved operating performance in our existing store base.

Cash Used in Investing Activities

Net cash used in investing activities increased by $90.0 million, or 67.5%, to $223.4 million in the nine months ended September 30, 2002 from $133.4 million in the nine months ended September 30, 2001. The increase was the result of the shift in product mix from VHS to DVD, resulting in a shift in product acquisition from revenue sharing to sell-through pricing, investments in DVD catalog product, and investments in new stores and Game Crazy departments.

Cash Used in Financing Activities

Net cash used in financing activities decreased $5.5 million to $15.3 million in the nine months ended September 30, 2002, compared to $20.8 million in the corresponding period of the prior year. In the first quarter of 2002, we sold 8,050,000 shares of our common stock resulting in proceeds of $120.8 million before underwriting fees and expenses. We also obtained new senior bank credit facilities consisting of a $150.0 million senior secured term facility and a $25.0 million senior secured revolving credit facility. Net proceeds from the sale of common stock and initial borrowings under the senior secured term facility were used to repay all amounts outstanding under our prior revolving credit facility. As a result of the strength of our cash flow in 2002, during the second quarter, we elected to prepay our remaining 2002 amortization payments and on November 14, 2002, also elected to prepay the scheduled amortization payments for the first and second quarters of 2003. As a result we have no mandatory amortization requirements for our term loan until September 30, 2003. At September 30, 2002 the balance owed under our new senior secured term facility was $125 million and we had $25.0 million of borrowings available under our new revolving credit facility.

At September 30, 2002, maturities on long-term obligations for the next five years were as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December 31,           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2002                $        -    $        -    $   2,521  $    2,521
2003                         -        35,000       10,588      45,588
2004                   250,000        90,000(1)         -     340,000
2005                         -             -            -           -
2006                         -             -            -           -
Thereafter                   -             -            -           -
                    ----------    ----------    ---------   ---------
                    $  250,000    $  125,000    $  13,109   $ 388,109
                    ----------    ----------    ---------   ---------

(1) The maturity of the credit facilities will automatically be extended, such that $35 million will be due in 2004 and 2005, and $20 million will be due in 2006, if the Subordinated Notes are refinanced prior to February 2004 with a maturity date beyond 2006.

Other Financial Measurements: Working Capital

At September 30, 2002, we had cash and cash equivalents of $19.6 million and a working capital deficit of $129.6 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet obligations as they come due.

Other Financial Measurements: EBITDA and Free Cash Flow

We believe other financial measurements, such as EBITDA and Free Cash Flow, as defined below, are additional measurements that are useful in understanding our operating results, including our ability to meet our growth plans and debt service requirements. These measurements should not be viewed as a measure of financial performance under GAAP or as substitute for GAAP measurements, such as net income or cash flow from operations. Our calculation of these measurements is not necessarily comparable to those reported by other companies due to the lack of uniform definitions.

EBITDA represents income from operations before special charges and certain accrual reversals plus depreciation and amortization (excluding amortization of rental product) plus/minus non-cash expense/income. Following is a table calculating EBITDA (in thousands):


                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                ----------------------  ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------

Income from operations          $  41,984   $  30,310   $  134,737  $  69,183
Depreciation and amortization(1)   14,926      17,176       44,987     50,449
Non-cash expenses(2)               (4,513)      1,567       (1,800)     6,148
Special charges(3)                      -       2,000      (12,430)    18,000
                                ----------  ----------  ----------  ----------
EBITDA                          $  52,397   $  51,053   $  165,494   $143,780
                                ==========  ==========  ==========  ==========

(1)Represents depreciation and amortization of property and equipment, and amortization of intangibles. It does not include amortization of rental product.

(2) Expenses that are non-cash in nature consisting primarily of compensation associated with certain stock option grants.

(3) The special charge for the nine months ended September 30, 2002 of $12.4 million represented an accrual reversal of restructuring charges related to the closure of Reel.com. Special charges were $2.0 million and $18.0 million for the three months and nine months ended September 30, 2001. These charges represent incremental depreciation expense associated with changes in estimated rental inventory lives and residual values that were adopted on a prospective basis October 1, 2000.

Free Cash Flow represents EBITDA, less cash paid for interest and taxes, maintenance capital expenditures and discretionary investment capital expenditures. Discretionary Free Cash Flow represents Free Cash Flow before discretionary investments in capital expenditures that are not required to maintain existing stores (e.g. investment in new store openings and new product platform rollouts). We believe Discretionary Free Cash Flow and Free Cash Flow are useful measurements in determining our ability to meet our growth plans, satisfy working capital demands and meet our debt service requirements. Following is a table calculating Discretionary Free Cash Flow and Free Cash Flow (in thousands):

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    --------------------    ------------------
                                      2002        2001        2002      2001
                                    --------    --------    --------  --------
   EBITDA                           $ 52,397    $ 51,053    $165,494  $143,780
   Less: Cash interest paid          (15,600)    (20,909)    (39,065)  (47,341)
         Cash taxes paid                (473)       (192)     (1,334)     (795)
         Maintenance capital
          expenditures (1)            (3,562)     (2,911)     (8,359)   (3,930)
                                    --------    --------    --------  --------
   Discretionary Free Cash Flow       32,762      27,041     116,736    91,714

   Less discretionary investment
   capital expenditures:
    rental product,
    equipment & leasehold
     improvements (2)                (17,464)    (14,636)    (49,893)  (17,459)
                                    --------    --------    --------  --------
   Free Cash Flow                     15,298      12,405      66,843    74,255
                                    ========    ========    ========  ========

(1) Maintenance capital expenditures represents expenditures that we believe are necessary to maintain the existing store operations, including equipment, fixtures, leasehold improvements, remodeling projects, and implementing and upgrading office and store technology. We anticipate that maintenance capital expenditures will be approximately $10 million in 2002.

(2) Discretionary investment capital expenditures in the nine months ended September 30, 2002 were for an expansion of our DVD non-new release catalog selections in certain stores and investments in our expansion strategies for Game Crazy departments and new video stores. In the nine months ended September 30, 2001, discretionary investment capital expenditures were primarily related an expansion of our DVD non-new release catalog selections. We anticipate that discretionary investment capital expenditures will be approximately $75.8 million in 2002, which includes approximately 200 new Game Crazy departments and 40 new video stores and our DVD non-new release catalog expansion.

As a result of the strength of our cash flow in 2002, during the second quarter, we elected to prepay our remaining 2002 amortization payments and on November 14, 2002, also elected to prepay the scheduled amortization payments for the first and second quarters of 2003. As a result we have no mandatory amortization requirements for our term loan until September 30, 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. Our short-term and long-term debt represents market-risk-sensitive financial instruments. Historically, and as of September 30, 2002, we have not held derivative instruments for the purpose of addressing market risks, including market risks associated with variable rate indebtedness.

The interest payable on our senior credit facilities is based on variable interest rates (LIBOR or the prime bank rate at our option) and is, therefore, affected by changes in market interest rates. Hypothetically, if variable base rates were to increase 1% in 2002 as compared to the rates at September 30, 2002, our interest rate expense would increase by approximately $1.3 million based on our outstanding balance on the facilities as of September 30, 2002.


ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intends", "estimates", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the heading "Cautionary Statements" and under the heading "General Economic Trends, Quarterly Results and Seasonality". Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise.


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

We also compete with cable and direct broadcast satellite television systems. These systems offer both movie channels, for which subscribers pay a subscription fee for access to movies selected by the provider at times selected by the provider, and pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber. Historically pay-per-view services have offered a limited number of channels and movies, and have offered movies only at scheduled intervals. Today, however, advances in digital compression and other developing technologies are enabling cable and satellite companies, and may enable internet service providers and others, to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day. In addition, certain cable companies, internet service providers and others are testing or offering video-on-demand services. As a concept, video-on-demand provides a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time of the day. If video-on-demand or other alternative movie delivery systems, whether alone or in conjunction with sophisticated digital recording systems (which allow viewers to record, pause, rewind and fast forward live broadcasts), achieve the ability to enable consumers to conveniently view and control the movies they want to see when they want to see them and receive the movies from the studios at the same time video stores do, such alternative movie delivery systems could achieve a competitive advantage over the traditional video rental industry. While we believe that there presently exist substantial technological, economic and other impediments to alternative movie delivery systems achieving such a competitive advantage, technological advances and other developments could enable them to do so, which in turn could harm our profitability and otherwise harm our business, financial condition, liquidity and results of operations.

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

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. Also, in the third quarter of 2002 we began an accelerated roll out of our Game Crazy departments, departments within our video stores that specialize in selling and trading video games, opening 101 new departments. We presently intend to open 400 additional Game Crazy departments as well as over 200 new video stores in the next five quarters. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base and additional Game Crazy departments, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure. In addition, our ability to open and operate new stores in a profitable manner depends upon numerous contingencies, many of which are beyond our control. These contingencies include but not limited to:

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

Instruments governing our bank credit facility and our 10.625% senior subordinated notes due 2004 contain, and our future indebtedness may contain, covenants that, among other things, significantly restrict our ability to:

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

As of September 30, 2002, we had total consolidated long-term debt, including capital leases, of approximately $388.1 million. We and our subsidiaries may incur substantial additional indebtedness in the future, including indebtedness that would be secured by our assets or those of our subsidiaries. If new indebtedness is added to our and our subsidiaries' current indebtedness levels, the related risks that we and they now face could intensify. For example, it could:

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We currently have $340 million of indebtedness maturing in 2004 including $250 million of subordinated notes. We plan to refinance the subordinated notes on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the debt securities, on commercially reasonable terms or at all.

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

-  the availability and cost to us of new release movie titles;

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

Provisions of Oregon law condition the voting rights that would otherwise be associated with any shares of our common stock that may be acquired in specified transactions deemed to constitute a "control share acquisitions" upon approval by our shareholders (excluding, among other things, the acquirer in any such transaction). Provisions or Oregon law also restrict, subject to specified exceptions, the ability of a person owning 15% or more of our common stock to enter into any "business combination transaction" with us. In addition, under our articles of incorporation, our Board of Directors has the authority to issue up to 25.0 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. The foregoing provisions of Oregon law and our articles of incorporation have the effect of delaying, deferring or preventing a change in control of Hollywood, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock and the occurrence of a control share acquisition may constitute an event of default under, or otherwise require us to repurchase or repay, our indebtedness.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 1999, we were named as a defendant in three complaints which have been coordinated into a single action entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs are seeking to certify a class made up of certain exempt employees, who they claim are owed overtime payments for work performed in certain stores in California. We have since entered into a settlement agreement which was given preliminary approval by the court on August 5, 2002. The class consists of only those individuals who do not opt out of the settlement who were employed by us within the State of California as salaried Hollywood Video store managers during the period from January 25, 1995 to March 31, 2002, and as salaried assistant Hollywood Video store managers during the period from January 25, 1995 to December 31, 1999. We believe we have provided adequate reserves in connection with the settlement agreement.

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
reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140), and by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).

3.2	1999 Restated Bylaws (incorporated by reference to Exhibit 3.2 to the
Registrant's Registration Statement on Form S-4 (File No. 333-82937) (the "1999 S-4")).

4.1	Indenture, dated August 13, 1997, between the Registrant and BNY Western
Trust Company, as successor in interest to U.S. Trust Company of California, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-35351)), as supplemented by the First Supplemental Indenture, dated as of June 24, 1999, between the Registrant and the Trustee (incorporated by reference to Exhibit 4.2 of the 1999 S-4), the Second Supplemental Indenture, dated as of January 20, 2000, between the Registrant and the Trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999) and the Third Supplemental Indenture, dated as of February 12, 2002, between Registrant, as Issuer, Hollywood Management Company, as Subsidiary Guarantor, and Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2001).

99.1	Certification of Chief Executive Officer and Chief Financial Officer of
Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

On August 12, 2002, we filed a current report on Form 8-K under "Item 9. Regulation FD Disclosure" reporting that each of the principal executive officer and principal financial officer of the Company submitted to the Securities and Exchange Commission the statements under oath in accordance with the Commission's Order No 4-460 requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




November 14, 2002                        /S/James A. Marcum
------------------        -------------------------------------------------
     (Date)                                James A. Marcum
                	    Executive Vice President and Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)



CERTIFICATIONS


I, Mark J. Wattles, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hollywood Entertainment Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                            /s/ Mark J. Wattles
                            ---------------------------
                            Mark J. Wattles
                            Chief Executive Officer




I, James A. Marcum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hollywood Entertainment Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                            /s/ James A. Marcum
                            ---------------------------
                            James A. Marcum
                            Chief Financial Officer