Form 10-K
period 2002-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2003-03-27
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2002
                              -----------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]    No [ ]
   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]
   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes  [X]    No [ ]
   On June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $1,125,171,316 based upon the last sale price reported for such date on the Nasdaq National Market. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.
   On March 19, 2003, the registrant had 60,010,816 shares of Common Stock outstanding


                                    PART I

ITEM 1.   BUSINESS

GENERAL

We are the second largest specialty retailer of rentable home videocassettes, DVDs and video games in the United States. We opened our first video superstore in October 1988 and completed our initial public offering in July 1993. As of December 31, 2002, we operated 1,831 Hollywood Video superstores in 47 states and the District of Columbia, and estimate our share of the domestic videocassette and DVD rental market to be approximately 11%. Of our 1,831 superstores, at December 31, 2002, 273 have been remerchandised to include an in-store game department, Game Crazy, that allows game enthusiasts to buy, sell and trade used and new video game hardware, software and accessories. A Game Crazy department is an area of the existing video store that occupies approximately 700 to 900 square feet, carries from 1,400 to 2,000 video game titles and is designed to satisfy the preferences or our growing customer base.

Our total revenue and EBITDA were $1.490 billion and $233.8 million, respectively, for the year ended December 31, 2002 and $1.380 billion and $204.6 million, respectively, for the year ended December 31, 2001. Revenue from rental products, including VHS, DVD and video games, represented approximately 89% of our revenue for the year ended December 31, 2002. The remainder of our revenue is generated from the sale of new VHS and DVD movies, concessions and video game products through our Game Crazy departments.

Our goal is to continue to build a strong national brand and an effective superstore format that distinguishes us from our competitors. Our branding strategy is designed to cause consumers to identify us with the entertainment industry, while our superstore format is designed to encourage multiple rentals per visit and repeat visits. Our superstores are typically strategically situated in high-traffic, high-visibility and convenient locations. More than 300 million customers visit our superstores every year, while an average of more than 50 million vehicles pass by the distinctive Hollywood Video signage every day. In each superstore, we focus on providing a superior selection of movies and video games in an inviting atmosphere that encourages browsing. We believe that movie rentals in general, and our pricing structure and rental terms in particular, provide consumers convenient entertainment and excellent value. In addition, we believe that our rental of video games combined with our in-store game departments provide us with an increased level of differentiation from our competitors.

We file annual reports, quarterly reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy statements, and other information. The SEC's Internet address is http://www.sec.gov.

We also make available free of charge through our Internet website the company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practical after we file such materials with the SEC
(http://www.shareholder.com/hlyw/Edgar.cfm).


INDUSTRY OVERVIEW

Home Video Industry

According to Adams Media Research ("AMR"), the total domestic video retail industry (consisting of both rentals and sales) grew from $11.7 billion in revenue in 1990 to $22.3 billion in 2002, and is expected to grow to approximately $30.1 billion by 2007. According to AMR, the total domestic video retail industry grew approximately 9% in 2002. During 2002, certain industry analysts reported that the rental portion of the video retail industry may be declining. We experienced growth in our rental business during 2002 and believe that the industry did as well based on the 2002 year-end reported results of other major retail chains. The following factors, among others, continue to make video rental a preferred medium of entertainment for millions of customers:

- the continued improvement in home entertainment technology (e.g. DVD, surround sound, HDTV) which encourages consumers to spend more time watching movies at home;
- the opportunity to entertain one or more people at home for a reasonable price;
- the opportunity to browse among a very broad selection of movies at a retail location; and
- the ability to control the viewing experience, such as the ability to start, stop, pause, fast-forward and rewind.

According to AMR, at the end of 2002 VCR penetration stood at approximately 90.2% of the 107.0 million domestic television households, while DVD player penetration was 36.2%. AMR predicts that DVD player penetration will surpass 50% of domestic television households by 2004, which we believe will lead to significant increases in both DVD rentals and product sales. The growth rate of DVD player sales in their first four years of existence has outpaced comparable initial sales growth rates for CD players and VCRs by multiples of 3 to 1 and 7 to 1, respectively.

Highly Fragmented Rental Industry

The home video rental industry is highly fragmented but has experienced consolidation in recent years as video store chains have gained significant market share from independent store operators. The three largest video rental store chains, including us, had an approximately 50% market share of all domestic consumer video rentals in 2002 (including estimated revenues associated with franchise stores), with the remainder of the market share largely represented by small independent store operators. We believe that there are several competitive advantages to being a large home video chain, particularly in this highly fragmented industry. These advantages include the enhanced ability to benefit from strong studio relationships, access to more copies of individual movie titles through direct revenue sharing arrangements, sophisticated information systems, greater access to prime real estate locations, greater access to managerial resources, greater marketing efficiencies, greater access to capital and competitive pricing made possible by size and operating efficiencies.

Movie Studio Dependence on Video Retail Industry

According to AMR, the home video industry is the single largest source of revenue to movie studios and represented approximately $12.3 billion, or 59%, of the $20.8 billion of estimated domestic studio revenue in 2002. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenues alone. According to the Motion Picture Association of America, in 2002, the average movie generated approximately $32.5 million in worldwide theater revenue for studios. Over the past few years, the average total cost to make and market a movie has increased significantly to over $82 million. Therefore, the average movie loses approximately $50 million at the box office and relies on other sources of revenue, most importantly home video, to become profitable. Due to the unique browsing characteristics of the retail environment, our superstore's average customer rents approximately 2.0 movies per transaction-frequently one hit and one non-hit movie. Because of this, we acquire almost all movies produced by the studios regardless of whether or not they were successful at the box office, including movies released direct-to-video, thus providing movie studios with a reliable source of revenue for almost all of their movies. In 2002, of the 772 new release movie titles that we acquired for rental, 707, or 92%, represented low-grossing box office releases (less than $40.0 million in revenue) or direct-to-video releases. These low-grossing box office and direct-to-video titles accounted for approximately 52% of our rental revenue in 2002. Without home video, the movie studios would generate substantially less revenue from these low grossing and direct-to-video movies.

Exclusive Rental Window

As a result of the importance of the video retail industry to the movie studios' revenue base, the home video rental and sell-through markets enjoy a period of time in which they have the exclusive rights to distribute a movie. This period of exclusivity has been in place since the mid 1980s. The period typically begins after a film finishes its domestic theatrical run (usually five months after its debut) or upon its release to video, in the case of direct-to-video releases, and lasts for 30 to 60 days thereafter. This period of exclusivity is intended to maximize revenue to the movie studio prior to a movie being released to other distribution channels, including pay-per-view, video-on-demand and television, and provides what we believe is a significant competitive advantage.

Trends in Video Rental and Sales

Studios have historically sold videocassettes to video retailers under two pricing structures, "rental" and "sell-through." Rental titles were historically initially sold at relatively high prices (as high as $60 to $65 wholesale) and promoted primarily for rental, and then later re-released for sale to consumers at a lower price (typically $10 to $15 wholesale). Certain high-grossing box office films, generally with box office revenue in excess of $100 million, are targeted at the rental and sell-through markets for both video rental stores and traditional mass merchants. These titles are released on videocassette at a relatively low initial price (approximately $12 to $17 wholesale) and are both promoted as a rental title by video stores and sold directly to consumers through a broad array of retailers including video stores. Studios elect to release a title either as rental or sell-through based on which would optimize their income from the title. Due to the high up-front costs, it was difficult for retailers to buy enough copies under rental pricing to satisfy customer demand in the first few weeks of a title's release.

In 1998, the major studios and several large video retailers, including us, began entering into revenue sharing arrangements for VHS videocassettes as an alternative to the historical rental pricing structures, which required video retailers to purchase titles for either rental or sale. These arrangements have produced significant benefits for us, including: (i) substantially increasing the number of newly released videos in our superstores thereby decreasing the in-store copy depth problems that have plagued the video rental industry for years; (ii) contributing to an increase in revenues resulting from a rise in the total number of videocassettes rented; and (iii) aligning the studios' economic interests more closely with ours because they share a portion of the rental revenue.

With the introduction of DVD as a new technology for the home video industry, in November 1998, we introduced DVDs in all of our superstores, resulting in the most successful introduction of a new format in our history. DVDs are our fastest growing new product category due to increased interest in older movie titles as a result of the substantial improvement in picture and sound quality over VHS and the rapid adoption and rollout of DVD hardware to domestic households as a result of its affordable price.

In 2002, we acquired approximately 60% of our new release DVD rental inventory from studios at sell-through pricing (typically $16 to $17 wholesale) and 40% through revenue sharing. Because of the low wholesale pricing of DVD, we do not need revenue sharing arrangements to offer a large number of copies to our customers. We do however believe there may still be some advantages to DVD revenue sharing and will continue to consider DVD revenue sharing on a studio by studio basis. We believe that, with or without revenue sharing, we will be able to continue strong growth in DVD rentals.


HOME VIDEO GAME INDUSTRY

Expanding Video Game Hardware Market

According to NPD Group, Inc. ("NPD"), the video game industry was an approximately $10.2 billion market in the United States in 2002, with video game hardware accounting for $4.2 billion. In 2000 and 2001, Nintendo's GameCube, Sony's PlayStation 2 and Microsoft's Xbox, three new-generation hardware technology products, were introduced. These new platforms have substantially increased the installed base of video game hardware units and have driven significant growth in the video game software segment. As with previous new platforms, consumers have increased both their purchase of games and rental frequency.

Increased Video Game Software Selection

According to NPD, the video game software industry grew to approximately $6.0 billion or 31% in 2002 over 2001, and is projected to grow 20% to $7.2 billion in 2003. Growth in the overall number of titles available for game platforms has been rapid. Between July and December in 2002, for example, an estimated 548 new titles were released. In addition, the significant expansion and adoption of new game platforms is driving consumers to become more economical by renting video games or buying previously played titles. This proliferation of game titles is also causing growth in the "trade-in" market, where consumers can exchange their games for new games or other used games. Based on our experience, the greater the number of available titles in the market, the more consumers will be inclined to rent and/or trade games. Game rental product revenue has increased 16% in the twelve months ended December 31, 2002, compared to the prior year. We offer video game rentals in all of our stores, and, as of December 31, 2002, 273 of our 1,831 stores had in-store game departments.

Widening Demographic Trends

Because of advancing technologies, enhanced functionality and the aging of the gamer population, the video game market has steadily broadened its demographic appeal over the past two decades. These changing demographics are not limited to age, as approximately 43% of players are now female. According to Interactive Digital Software Association, 57% of gamers are over 18 years old, with 36% between the ages of 18 and 35. We believe these broadening demographic trends will benefit concepts like Game Crazy and traditional video game rental retailers, which generate traffic of all types of video game players-avid, casual and value-oriented.

Viable and Growing Used Games Market

Pre-owned games is becoming one of the fastest growing categories in the video game industry. As the installed base of video game hardware platforms has increased, with new platforms introduced, a growing used video game market has evolved, extending the life of older platforms for the video game user who has access to additional software titles through the used market. According to NPD Funworld, the installed base of older, "legacy" video game hardware in the US totaled roughly 110 million units in 2001. These transactions provide video game retailers with a highly profitable inventory of used video game products. Margins on these used video game products are significantly higher than those for new products. The introduction of three new platforms beginning in 2000 and the significant increase in software should create a significant supply and demand of used product thus attracting the "core game" customers. The high price points of new games also increases the perceived value of old game software, facilitating the trading in of old games previously purchased and buying additional ones at discounted prices. Additionally, the used video game market should increase as consumers look to increasingly maximize and realize the value for their used products when purchasing new hardware and software.


BUSINESS STRATEGY

We are committed to enhancing our position as the nation's second largest specialty retailer of rentable home videocassettes, DVDs and home video games by focusing on the following strategies:

Provide Broad Selection and Superior Service

We are committed to providing superior service and satisfying customers' movie and video game demands by carrying a broad array of movies and video games. Our superstores typically carry more than 8,000 movie titles on more than 18,000 videocassettes and DVDs, together with a large assortment of video games. Through our revenue sharing arrangements with studios and lower wholesale prices on DVDs, we have increased the availability of most new movie releases and typically acquire 100 to 200 copies of "hit" movies for each superstore. This breadth and depth of movie titles, together with our emphasis on superior customer service, results in a higher average level of rentals per store visit, creates greater customer satisfaction and encourages repeat visits. We have continued to expand our availability of game titles for rental and sale in order to satisfy consumer demand and to position us to capitalize on the fast-growing new and used video game market.

Provide Excellent Entertainment Value

We offer an inexpensive form of entertainment for the family and allow consumers the opportunity to rent new movie releases, older "catalog" movie titles and video games for five days in most of our superstores. New movie release titles in the VHS format typically rent for $3.79 and older catalog movies for $1.99. DVDs typically rent for $3.79 and video games typically rent for $4.99 or $5.99, with games for the newer system platforms renting for the higher amount. We also offer a large selection of used movies and games at attractive prices. Our combination of game rental sections and Game Crazy departments provides consumers with a compelling economic alternative to buying new video games at price points as high as $49.99.

Capitalize On DVDs

Since its launch, DVD has established itself as a proven rental format. During the fourth quarter of 2002, DVDs represented approximately 45% of our movie rental revenue, compared to approximately 10% in the fourth quarter of 2000. Furthermore, DVD penetration is expected to significantly rise between 2002 and 2004; AMR predicts that DVD player penetration will surpass 50% of domestic television households by 2004. We expect the percentage mix of DVD rentals will increase with the expected growth in DVD player penetration. In addition, we have experienced an increase in the rental spending of consumers who have shifted to DVD technology from VHS, due primarily to the higher quality of DVD and a desire to see movies previously seen on VHS.

Capitalize On Video Game Platform Rollouts

We are taking advantage of the significant growth in the home video game industry caused by the successful launches of the Sony PlayStation 2, Nintendo GameCube and the Microsoft Xbox, by having games available to consumers to rent and own. With a significant amount of money spent marketing these platforms by their manufacturers, together with a record number of new release titles, video game rental product revenues have increased 16% in the twelve months ended December 31, 2002, compared to the corresponding period of the prior year. Furthermore, currently there is the largest number of video game titles available to consumers in the history of the video game industry, which we believe is driving consumers to become more economical by renting video games. In addition, as the number of game titles has proliferated and the availability of software for older platforms has decreased, the used video game market has grown significantly. A large part of our game strategy targets the rental tendencies of game enthusiasts who prefer to rent games prior to purchasing them due to the recent, rapid increase in the number of available titles. We have been renting games to our customers since our first store was opened in 1988. A recent survey conducted by the Sega of America consumer research department illustrated the strong inclination of game enthusiasts to rent titles before committing to their purchase, as three out of every five gamers rented video games at least once a month with the average video game enthusiast renting nine different titles in the past six months.

Continue Rollout of Remerchandising Initiative and Remodel Program

In addition to our traditional video game rental business, we have developed Game Crazy, a department within our existing stores that enables video game enthusiasts to buy, sell and trade new and used video games. We have achieved excellent results in our 66 Game Crazy departments that have been in operation since 1999. In 2002, these stores generated over $500,000 and $60,000 in annual incremental store revenue and EBITDA, respectively, and comparable department sales increased 36%. In its first twelve months we expect a Game Crazy department to generate $400,000 in incremental store revenue and greater than $50,000 in EBITDA. Based on these expected results, the average remerchandised store increases its revenues by approximately 50% and individual store level EBITDA by 28%.

The addition of a Game Crazy department is very similar to our prior remerchandising efforts and is accomplished with minimal store disruption. The addition of a Game Crazy department costs approximately $100,000 to $110,000 including construction, fixtures, inventory and opening expenses. During a Game Crazy remerchandising effort, we typically remodel the existing store simultaneously, without substantially interfering with the base video store, leaving us with a fully remodeled and remerchandised store. During 2002, we remerchandised 203 stores to include a Game Crazy (while simultaneously remodeling all of those stores) and anticipate adding at least 300 additional Game Crazy departments in 2003. In total, we have identified more than 1,000 Hollywood Video superstores that can accommodate this remerchandising initiative. We expect to roll out this remerchandising initiative on a market-by-market basis. As a result, we will be able to manage operational efficiencies and focus on filling in markets.

Generate Comparable Store Sales Increases

We have generated comparable store sales increases in 28 of the last 29 quarters. We have been leading our major competitors in the industry in comparable store sales over the last seven quarters, including an 11% increase in both the third and fourth quarters of 2001, a 7% increase for each of the first, second and third quarters of 2002 and a 12% increase in the fourth quarter of 2002. We believe that we are well positioned to generate same store sales increases in the future due to expected continued increases in DVD rental revenue, the remerchandising program, game rental and sales revenue from the recent rollout of the latest video game platforms and continued improvement in execution of operations and marketing by management.

Pursue Organic Store Growth

To maintain and enhance our estimated 11% market share and number two position in the video rental industry, we will prudently pursue organic store growth while remaining focused on maintaining our strong financial results. Approximately 95% of the 1,576 video superstores that we have opened since 1996 have been done so through internal site selection and development rather than the acquisition of existing stores. We believe that control over site selection, discipline in the real estate process and consistency of store format and design have allowed us to enjoy strong returns on invested capital. Our organic store growth strategy is to selectively add Hollywood superstores in existing markets where we believe the market will successfully absorb additional Hollywood superstores. We anticipate growing our store base by up to 10% per year. The superstores that we plan to add in the future may include Game Crazy departments, depending on factors such as geographic location and site selection.


STORES AND STORE OPERATIONS

Video Store Openings

We opened our first video superstore in October 1988 and grew to 25 superstores in Oregon and Washington by the end of 1993. In 1994, we significantly accelerated our store expansion program, adding 88 superstores and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995, we added 192 superstores and entered major new markets in the midwest, southwest, east and southeast regions of the United States. Following is a table showing superstore growth from 1994:

               Year Ended December 31,
               ---------------------------------------------------------
               1994  1995  1996  1997   1998   1999   2000   2001   2002
               ---------------------------------------------------------

Beginning        25   113   305   551    907  1,260  1,615  1,818  1,801
               ---------------------------------------------------------
Opened           33   122   250   356    312    319    208      6     41
Acquired         55    70     -     -     41     43      -      -      -
Closed            -     -    (4)    -      -     (7)    (5)   (23)   (11)
               ---------------------------------------------------------
Ending          113   305   551   907  1,260  1,615  1,818  1,801  1,831
               =========================================================

Unlike many video retailers who have grown through acquisitions, we have focused primarily on organic growth through internal site selection. We believe that control over site selection and discipline in the real estate process have been among our key competitive advantages. We have achieved significant geographic diversification in our store base, which helps insulate us from potentially detrimental economic, competitive or weather-related effects in isolated areas of the country. This diversification helps us deliver more predictable and stable revenue.

Site Selection

We believe that the selection of locations for our superstores is critical to the success of our operations. We have assembled a new store development team with broad and significant experience in retail tenant development. The majority of the new store development personnel has expertise in and reside in the geographic area for which they were responsible, but all final site approval takes place at the corporate office, where new sites are approved by a committee of senior management personnel. Final approval of all new sites is the responsibility of the Chairman of the Real Estate Committee of the Board of Directors. Important criteria for the location of a superstore include density of local residential population, traffic count on roads immediately adjacent to the store location, visibility and accessibility of the store, availability of ample parking and competition. Management generally seeks what it considers the most desirable locations, typically locating superstores in high-visibility, stand-alone structures or in prominent locations in multi-tenant shopping developments. All of our superstores are located in leased premises; we do not own any real estate. Our real estate and store development team is scaled to meet our contemplated store growth needs in the future.


PRODUCTS

Rental of Products

Revenue from rental products, including rental and sale of previously viewed VHS, DVD and video games, represented approximately 89% of our revenue for the year ended December 31, 2002. While the sales of new VHS videocassettes has decreased, sales of previously viewed movies in both the VHS and DVD format has increased significantly due to the increased copy-depth resulting from revenue sharing arrangements and the typical sell-through pricing structure for DVD. Moreover, due to DVD's significant advantages in audio and video quality over VHS, we have experienced significant growth in the sale of previously viewed DVDs. Our ability to sell previously viewed movies at lower prices than new movies provides a competitive advantage over mass-market retailers. We expect the market for previously viewed DVDs to experience strong growth as DVD penetration increases and consumers begin to build their own DVD libraries. Furthermore, previously viewed DVDs do not suffer from the quality degradation that VHS tapes do, making them an attractive option for consumers looking to build their personal movie libraries.

Our superstores typically carry more than 8,000 movie titles, consisting of a combination of new releases and an extensive selection of older "catalog" movies, on more than 18,000 videocassettes and DVDs. Excluding new releases, movie titles are classified into categories, such as "Action," "Comedy," "Drama" and "Children," and are displayed alphabetically within those categories. We do not rent or sell adult movies. In addition to video rentals, we rent video games licensed primarily by Microsoft, Nintendo and Sony. We have significantly expanded our titles to support Sony's PlayStation 2, Microsoft's Xbox and Nintendo's Game Cube. Each superstore offers approximately 580 video game titles.

Sales of Products

The sales of video game hardware, software and accessories through our Game Crazy departments, new VHS and DVD movies, and concessions (e.g., popcorn, sodas, candy and magazines) represent approximately 11% of our total revenue for the year ended December 31, 2002. During 2002, as a result of the recent video game platform launches and our recent rollout of Game Crazy departments in our stores, we experienced an increase in both new and used video game sales revenue and expect this to continue as consumers continue to buy new games as well as utilize the Game Crazy concept of buy, sell and trade. We also expanded our new movie assortments to include DVD for sale in all stores to take advantage of the increased penetration of DVD players.


REVENUE SHARING

In the fourth quarter of 1998, we began entering into video rental revenue sharing arrangements directly with the majority of all of the studios. In most cases, these arrangements are currently entered into on a short-term, title-by-title basis and provide for a rental revenue sharing period of 26 weeks. In some cases, these arrangements are entered into on a longer-term basis and are generally applicable to titles satisfying specified criteria that are released by the applicable studio during the term of the arrangement. Under all of these arrangements, in exchange for acquiring agreed-upon quantities of tapes at reduced or no up-front cost, we share agreed-upon portions of the revenues that we derive from the tapes with the applicable studio.

We believe that we are one of the few retailers who have revenue sharing arrangements with all the major studios, including Buena Vista, Columbia Tri-Star, DreamWorks, MGM, Paramount, Twentieth Century Fox, Universal Studios, and Warner. These revenue sharing arrangements provide the following significant benefits:

- They provide the opportunity to substantially increase the quantity and selection of newly released video titles in stock;
- They contribute to an increase in revenues resulting from a rise in the total number of transactions and the number of titles rented per transaction; and
-  They align the studios' economic interest more closely with ours.

In addition, revenue sharing has increased the revenues received on an annual basis by the studios through increased rental activity of new releases as well as greater distribution of non-hit movies that might not otherwise have been purchased. Consequently, it has been our experience that the studios with which we have entered into revenue sharing arrangements on a title-by-title basis want to do so with respect to all of the titles that they release at rental prices.

As a result, we currently acquire the majority of our VHS titles from studios under revenue sharing arrangements, while we acquire the majority of our DVDs for rental inventory from studios at attractive sell-through prices (typically $17-18). The sell-through pricing methodology for DVDs by the movie studios has enabled us to offer depth and selection to satisfy high consumer demand for DVD rentals without revenue sharing. We do however believe there may still be some advantages to DVD revenue sharing and will continue to consider DVD revenue sharing on a studio by studio basis. We believe that, with or without revenue sharing, we will be able to continue strong growth in DVD rentals.


PRICING

Our rental terms and pricing structure provide consumers convenient entertainment and excellent value. We currently offer a 5-day rental program on all products in the majority of our stores. We increased our prices in the majority of our stores in the fourth quarter of 1998 from $1.49 to $1.99 for VHS catalog titles and from $2.99 to $3.49 for new releases VHS. In the fourth quarter of 1999, we increased our pricing on new releases from $3.49 to $3.79 in the majority of our stores. Since we began offering DVDs for rental, DVDs have typically been priced at $3.79 for 5-day rentals. Video games rent for five days, typically for $4.99 and $5.99, with games for the newer system platforms renting for the higher amount. We did not raise prices in 2000, 2001 or in 2002. We are currently testing higher price points; however, we do not anticipate price increases in the near term. Customers who do not return the movies within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price.


ADVERTISING AND MARKETING

Our primary goal in advertising is to increase transactions in our superstores, either from new members or existing members. Historically, we had successfully employed a direct mail advertising campaign that efficiently targeted customers in markets where superstores were located. In 2000, however, we experimented with a mass media advertising campaign focused on corporate branding primarily through television and radio. The campaign was not successful and as a result we have returned to a more cost-effective direct mail strategy, as successfully employed in the past. In addition, we also continue to use cooperative movie advertising funds made available by studios and suppliers to promote certain videos. We will continue to test the effectiveness of mass media campaigns in select markets, but anticipate that our primary marketing vehicle will continue to be direct mailings. We believe that our current marketing strategy is the most productive and cost effective manner to increase customer visits. We currently have a customer transaction database containing information on approximately 34.0 million household member accounts, enabling us to engage in targeted marketing based on historical usage patterns.


INVENTORY AND INFORMATION MANAGEMENT

Inventory Management

We maintain detailed information on inventory utilization. Our information systems enables us to track rental activity by individual videocassette, DVD and video game to determine appropriate buying, distribution and disposition of inventory, including the sale of previously-viewed product. Our inventory of videocassettes, DVDs and video games for rental is prepared according to uniform standards. Each new videocassette, DVD and video game is removed from its original carton and placed in a rental case with a magnetic security device and bar coding is affixed to each videocassette, DVD and video game. Our Game Crazy departments utilize their own independent inventory system. Game Crazy's point-of-sale system provides us with sufficient detail to manage our breadth of titles and maintain in-stock positions with frequent replenishment cycles. The inventory system also permits us to match up supply with demand title by title, adjust ordering, transfer inventories from one store location to another and actively manages new and used title pricing.

Information Management

We use a scalable client-server systems and maintain two distinct system areas: a point-of-sale system and a corporate information system. We maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and videocassette, DVD and video game rental patterns. This system allows for the comparison of current performance against historical performance and the current year's budget, manage inventory, make purchasing decisions on new releases and manage labor costs. This system has the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors.


COMPETITION

The video retail industry is highly competitive. We compete with local, regional and national video retail stores, including Blockbuster, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers, as well as with non-commercial sources such as libraries.

We believe that the principal competitive factors in the video retail industry are price, title selection, rental period, the number of copies of popular titles available, superstore location and visibility, customer service and employee friendliness and convenience of store access and parking. Substantially all of our superstores compete with stores operated by Blockbuster, most in very close proximity.

We also compete with cable, satellite, and pay-per-view television systems, in which subscribers pay a fee to see a movie selected by the subscriber. As digital cable and digital satellite services have continued to increase penetration, consumers have been given more choices in their viewing of pay-per-view movies and in some cases video-on-demand. We estimate that digital cable or satellite is available in approximately 50 million households. These systems offer approximately 50 channels dedicated to pay-per-view and in some cases video-on-demand, allowing for companies to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day. Contrary to previous forecasts however, during the same period that digital cable and digital satellite have grown rapidly, home video has also grown significantly. According to AMR, approximately 90.2% of all U.S. television households own a VCR and the number of DVD households is projected to surpass 50% by the end of 2004. In addition, video stores represented approximately 59% of the studios' domestic revenue, while pay-per-view represented only 2%. According to the movie studios, movies are, and will continue for the foreseeable future, to be available on pay-per-view and video-on-demand only after the home video's exclusive window has expired. A window has been used historically to protect each distribution channel from downstream channels. Principally protecting theaters from home video, home video from pay-per-view or video-on-demand and pay-per-view or video-on-demand from premium channels. The exclusive home video window protects both mass merchants who sell videos and video retailers that rent videos. We do not believe that pay-per-view or video-on-demand pose a serious competitive threat for the foreseeable future.

We also compete with Internet-based mail-delivery video rental subscription services, such as Netflix. However, given our belief that consumers generally make the decision to rent, as well as which movie(s) to rent, within a few hours of completing a rental transaction, we do not believe these services pose a significant threat for the foreseeable future. In addition, we have tested both in-store subscription services, as well as internet-based mail-delivery rental services, and believe that such experience positions us to offer multiple forms of subscription rental models, such as in-store, via the mail, or a combination of both, if we were to conclude that such a service would be attractive to customers and good for shareholders.

The video game industry is highly fragmented, with no major player holding more than a 20% share of the market, leaving a significant opportunity for our Game Crazy departments to rapidly gain market share. Video game software and hardware is typically sold through retail channels, including specialty retailers, mass merchants, like Wal-Mart and Target, toy retail chains, consumer electronic retailers, computer stores, regional chains, wholesale clubs, via the Internet and through mail order. In addition, the used market is offered in specialty retail chains that feature an educated game staff such as GameStop and Electronics Boutique. We believe our superstores will differentiate themselves from our competitors' as being the only significant retailer to feature both rentals and sales of new and used video games staffed by video game enthusiasts. Furthermore, we believe our Game Crazy departments have a competitive advantage because of our existing store base and existing traffic.


EMPLOYEES

As of December 31, 2002, we had approximately 25,900 employees, of whom 24,800 were in the retail stores and zone offices and the remainder in our corporate, administrative and warehousing operations.

Superstore managers report to district managers, who supervise the operations of the stores. The district managers report to regional managers, who report directly to the Vice President of Operations for each zone office. The corporate support staff periodically has meetings with zone personnel, regional managers, district managers and superstore managers to review operations. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Despite that Game Crazy is only a department within our superstores, we have created a solid management infrastructure including district managers for Game Crazy, who report to the regional managers, and store level operators. We have made a concerted effort to hire sales associates who are game enthusiasts through our established recruiting and training process. This is particularly important in the video game industry, which requires product knowledge on a large and ever-changing number of titles. We have attracted a staff of dedicated gamers for our Game Crazy departments who provide attentive customer service and possess knowledge of the industry.


SERVICE MARKS

We own United States federal registrations for the service marks "Hollywood Video", "Hollywood Entertainment", "Hollywood Video Superstores" and "Game Crazy". We consider our service marks important to our continued success.


ITEM 2.  PROPERTIES

As of December 31, 2002, Hollywood's stores by location are as follows:

                           HOLLYWOOD ENTERTAINMENT
                       NUMBER OF VIDEO STORES BY STATE

Alabama                         13           Nebraska                        14
Arizona                         57           Nevada                          28
Arkansas                         9           New Hampshire                    2
California                     312           New Jersey                      33
Colorado                        31           New Mexico                      10
Connecticut                     14           New York                        72
Delaware                         2           North Carolina                  28
Florida                         74           North Dakota                     3
Georgia                         36           Ohio                            81
Idaho                           12           Oklahoma                        23
Illinois                        92           Oregon                          65
Indiana                         38           Pennsylvania                    74
Iowa                            12           Rhode Island                     8
Kansas                          14           South Carolina                  14
Kentucky                        17           South Dakota                     3
Louisiana                       15           Tennessee                       35
Maine                            2           Texas                          175
Maryland                        29           Utah                            34
Massachusetts                   41           Virginia                        39
Michigan                        62           Washington                      88
Minnesota                       38           Washington, D.C.                 2
Mississippi                      9           West Virginia                    1
Missouri                        34           Wisconsin                       34
Montana                          1           Wyoming                          1

Total Stores                                                              1,831
Total States (excluding Washington, D.C.)                                    47

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


ITEM 3.  LEGAL PROCEEDINGS

In 1999, Hollywood Entertainment Corporation was named as a defendant in three complaints that have been consolidated into a single action, entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs sought to certify a class of former and current California salaried Store Managers and Assistant Managers alleging that Hollywood engaged in unlawful conduct by improperly designating its salaried Store Managers and Assistant Store Managers as "exempt" from California's overtime compensation requirements in violation of the California Labor Code. Hollywood maintains that its California Store Managers and Assistant Store Managers were properly designated as exempt from overtime and therefore disputes all claims for damages and other relief made in the lawsuit. The parties have since entered into a settlement agreement, which was given final approval by the court on January 28, 2003.
The class consists of only those individuals employed by Hollywood Entertainment within the State of California as salaried store managers in Hollywood Video stores during the period from January 25, 1995 to March 31, 2002, and only those employed by Hollywood Entertainment within the State of California as salaried assistant managers in Hollywood Video stores during the period from January 25, 1995 to December 31, 1999, who did not opt-out of the settlement. Our established reserves at December 31, 2002 are adequate to cover amounts in the settlement agreement.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO, against Hollywood Entertainment Corporation and Reel.com. 3PF and Reel.com entered into a Warehousing and Distribution Agreement (Agreement) on February 7, 2000. 3PF alleged that, as a result of the discontinuation of Reel.com operations, Reel.com was in default under the Agreement, failed to perform material obligations under the Agreement, and failed to pay amounts due 3PF. On May 15, 2002, Hollywood, 3PF and Rentrak Corporation entered into a settlement agreement encompassing all claims between the two parties including counterclaims and causes of action that were asserted or could have been asserted and agreed to the dismissal of the arbitration case.

Hollywood Entertainment Corporation has been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and extended rental period charges. Hollywood has vigorously defended these actions and maintains that the terms of its extended rental charge policy are fair and legal. (Some of Hollywood's major competitors have settled similar litigation by agreeing, in addition to other remedies, to modify their extended rental policies to conform very closely to Hollywood's existing policy.) Hollywood has been successful in obtaining dismissal of three of the actions filed against it. Two of the lawsuits have been consolidated in a nationwide class action entitled, George Curtis and Karl
G. Anuta, on behalf of themselves and the class of similarly situated customers of Hollywood Video, Plaintiffs, and Michael DeLong, Intervenor-Plaintiff v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA, in the Superior Court of King County, Washington. Hollywood and the plaintiffs in this nationwide class action have entered into a settlement agreement and are seeking preliminary approval from the King County Superior Court. Final approval of this settlement would fully and finally resolve all class actions with regard to Hollywood's membership application and extended rental period charges. (An individual plaintiff can opt out of the class and bring an action in his or her own name but could not bring a class action.) We believe, based upon the settlement agreement, we have provided adequate reserves in connection with these lawsuits. In addition, we do not believe the pending settlement will have any material effect on our methods of operating or on our future results of operations.

We have been named in various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe we have provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders in the fourth quarter of 2002.


ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of December 31, 2002:

Name                                Age  Position

Mark J. Wattles                      42  Chairman of the Board, Chief Executive
                                         Officer, President and Director
Donald J. Ekman                      50  Executive Vice President of Legal
                                         Affairs, Secretary and Director
F. Bruce Giesbrecht                  43  Executive Vice President of Business
                                         Development
James A. Marcum                      43  Executive Vice President and Chief
                                         Financial Officer
Roger J. Osborne                     50  Executive Vice President of Operations

-------------

Mark J. Wattles founded Hollywood in June 1988 and has served as a director, Chairman of the Board, and Chief Executive Officer since that time. From June 1988 through September 1998, Mr. Wattles also served as President of Hollywood. From August 1998 through June 2000, Mr. Wattles left his full time position at Hollywood and served as CEO of Reel.com. In August 2000, Mr. Wattles returned full time to Hollywood and in January 2001 was re-appointed President of Hollywood by the Board. Mr. Wattles has been an owner and operator in the video rental industry since 1985. In 2001 Mr. Wattles was appointed to the National Advisory Council of the Marriot Business School at Brigham Young University.

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

James A. Marcum was appointed Executive Vice President and Chief Financial Officer in May 2001. From October 2000 to January 2001, Mr. Marcum held the position of Executive Vice President and Chief Operating Officer of Lids Incorporated. From June 1995 until May 2000, Mr. Marcum worked for Stage Stores, Inc., most recently as Vice Chairman and Chief Financial Officer. From 1983 to 1995, he held numerous positions at Melville Corporation, a conglomerate of specialty retail chains, including Treasurer of the corporation, his last assignment being Chief Financial Officer of Marshall's Inc. Prior to 1983, Mr. Marcum was an auditor with Coopers and Lybrand. Mr. Marcum also served as a lead director and Chairman of the Audit Committee of the Bombay Corporation until February 2003.

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



                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

We have not paid any cash dividends on our common stock since our initial public offering in July 1993 and anticipate that future earnings will be retained for the development of our business. Loan covenants contained in our bank credit facilities and senior subordinated notes limit the amount of dividends we may pay and the amount of stock we may repurchase (see Management's Discussion and Analysis of Results of Operations and Financial Condition under the caption "Liquidity and Capital Resources"). Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "HLYW". The following table sets forth the quarterly high and low sales prices per share, as reported on Nasdaq.

                    2002                  2001
             ----------------------------------------
  Quarter      High       Low        High       Low
  -------    -------    ------    --------    -------
  Fourth      $20.19    $14.30      $16.91    $11.61

  Third        20.15     12.83       12.85      7.44

  Second       20.72     17.08        9.97      1.94

  First        17.70     11.35        2.72      1.00

As of March 19, 2003, there were 184 holders of record of our common stock, and no shares of preferred stock were issued and outstanding.

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

On March 11, 2002, we sold 8,050,000 shares of our common stock resulting in proceeds of $120.8 million before underwriting fees and expenses. Net proceeds from the sale of common stock were used to partially repay amounts outstanding under our prior revolving credit facility.

On December 18, 2002, we completed the sale of $225 million principal amount of 9.625% Senior Subordinated Notes due 2011. We used the net proceeds from the sale of subordinated notes, along with initial borrowings under our new credit facility, to repay amounts outstanding under our existing credit facilities which were due in 2004 and redeem the 10.625% Senior Subordinated Notes due 2004 and for general corporate purposes.


ITEM 6.   SELECTED FINANCIAL DATA

The information presented below for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2002 is derived from our audited financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operation and Financial Condition."

Except as otherwise noted, the information in the table below reflects, among other things, operating losses incurred by Reel.com from October 1, 1998, when we acquired it, to June 12, 2000, when we discontinued its e-commerce operations.

                                     Year Ended December 31,
                      --------------------------------------------------------
                         2002        2001        2000        1999       1998
                      ----------  ----------  ----------  ---------  ---------
OPERATING RESULTS:
Revenue               $1,490,066  $1,379,503  $1,296,237  $1,096,841  $763,908
                      ----------  ----------  ----------  ---------  ---------
Income (loss) from
 operations              189,327     119,277    (436,321)    (2,513)   (36,451)
                      ----------  ----------  ----------  ---------  ---------
Interest expense, net     42,057      56,129      62,127     45,477     33,214
                      ----------  ----------  ----------  ---------  ---------
Income (loss) before
 Extraordinary item
 and cumulative effect
 of a change in
 accounting principle    244,071     100,416    (530,040)    (49,858)  (50,464)
                      ----------  ----------  ----------  ---------  ---------
Net income (loss)(1)     241,845     100,416    (530,040)    (51,302)  (50,464)
                      ----------  ----------  ----------  ---------  ---------
Net Income (Loss)
 Per Share Before
 Extraordinary Item
 and Cumulative
 Effect of a Change
 in Accounting
 Principle:
   Basic                 $  4.27     $  2.05     $(11.48)    $(1.09)    $(1.30)
   Diluted                  3.91        1.90      (11.48)     (1.09)     (1.30)
                      ----------  ----------  ----------  ---------  ---------
Net Income (Loss)
 Per Share:
   Basic                 $  4.23     $  2.05     $(11.48)    $(1.13)   $ (1.30)
   Diluted                  3.88        1.90      (11.48)     (1.13)     (1.30)
                      ----------  ----------  ----------  ---------  ---------
------------------------------------------------------------------------------
BALANCE SHEET DATA:
Rental inventory, net $  260,190    $191,016    $168,462   $339,912   $259,255
Property and
 equipment, net          255,497     270,586     323,666    382,345    328,182
Total assets           1,146,376     718,544     665,114  1,053,291    936,330
Long-term
 obligations(2)          388,746     514,002     536,401    533,906    392,145
Shareholders' equity
 (deficit)               257,149    (113,554)   (222,377)   304,529    347,591
------------------------------------------------------------------------------




                                       Year Ended December 31,
                     -------------------------------------------------------
                        2002        2001       2000        1999       1998
                     ----------  ----------  ----------  ---------  --------
OPERATING DATA:
Number of stores at
 year end                 1,831       1,801       1,818      1,615     1,260
Weighted average stores
 open during the year     1,805       1,813       1,751      1,405     1,074
Comparable store
 revenue increase (3)        8%          6%          2%        12%        8%
----------------------------------------------------------------------------
OTHER FINANCIAL DATA
(in thousands):

Calculation of EBITDA (4)

Income (loss) from
 operations             189,327     119,277    (436,321)    (2,513)  (36,451)

Exclude Reel.com
 operating losses             -           -     121,083     98,538    20,000
Exclude special
 charges (5)                  -           -     330,068     25,441   101,834
Exclude reversal of
 accruals (6)           (13,258)     (7,034)          -          -         -
                        -------     -------     -------    -------   -------
Adjusted income from
 operations             176,069     112,243      14,830    121,466    85,383

Add back depreciation
 and amortization (7)    59,343      66,940      77,102     64,078    47,592
Adjust for non-cash
 items (8)               (1,633)     25,371      52,000          -         -
                        -------     -------     -------    -------   -------
EBITDA                  233,779     204,554     143,932    185,544   132,975
                        =======     =======     =======    =======   =======


Cash flows generated
 from (used in):
 Operating activities   361,991     273,793     248,871    177,151   246,641
 Investing activities  (552,051)   (212,293)   (255,822)  (320,338) (438,411)
 Financing activities   184,395     (25,958)      3,278    146,153   191,836
----------------------------------------------------------------------------

(1)  We adopted Statement of Financial Accounting Standards No. 142 on
     January 1, 2002, and concurrently ceased to amortize goodwill recorded in connection with prior business combinations and our trade name rights, which had the effect of increasing our net income for 2002 by $3.2 million. See Note 10 to the Consolidated Financial Statements. Excluding amortization of these intangible assets would have reduced our net loss or increased our net income by $3.1 million, $29.9 million, $54.7 million and $16.4 million, respectively, for the years ended December 31, 2001, 2000, 1999 and 1998.

(2) Includes the current portion of long-term obligations. For the year ended December 31, 2002, excludes $203.9 million of our 10.625% senior subordinated notes that were called on December 18, 2002 and redeemed on January 17, 2003.

(3) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening.

(4) EBITDA represents income from operations before operating losses of Reel.com, special charges, certain accrual reversals, depreciation and amortization (excluding amortization of rental product) and significant non-cash expense/income items such as expense/income associated with certain stock option grants. EBITDA should not be viewed as a measure of financial performance under GAAP or as a substitute for GAAP measurements such as net income or cash flow from operations. The calculation of EBITDA is not necessarily comparable to reported EBITDA of other companies due to the lack of uniform definition of EBITDA. Effective with the third quarter 2002 financial results, we have adopted the methodology of our most significant competitor to calculate EBITDA (as disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2002). While the methodologies used in calculating this EBITDA and our previously reported Adjusted EBITDA differ, we believe that any differences in the methodologies are immaterial in the long term. While each methodology has benefits, we believe the new methodology more accurately takes into account any timing affects of new release titles that may positively or negatively impact EBITDA for any specific quarter and thus provides a more accurate view of our cash earnings power on a quarter to quarter basis.

(5) 2000 includes an inventory write-down of $164.3 million associated with modifications to rental product amortization estimates; a $74.3 million charge for the impairment of long-lived assets and the goodwill related to those assets; a $17.3 million charge for doubtful employee receivables; a $16.9 million charge related to the planned closing of 43 stores in 2001; a $13.2 million charge to write-down specific rental and merchandise inventories to net realizable value; a $11.1 million charge for settlement of revenue sharing contract disputes; a $10.5 million charge for pending legal settlements; a $9.5 million charge for lease termination fees; a $6.8 million charge for doubtful cooperative advertising receivables; a $3.5 million charge for an unearned bonus payout; and a $2.7 million charge related to severance liabilities. 1999 represents litigation settlement charges. 1998 includes a $99.9 million charge related to the valuation of our rental inventory and a $1.9 million charge related to purchased in-process research and development.

(6) Represents reversals of accruals for restructuring charges for the discontinuation of Reel.com e-commerce operations and store closures as show on separate line items on our Consolidated Statement of Operations.

(7) Excludes amortization of rental product and depreciation and amortization from our former Reel.com subsidiary of $23.6 million, $51.6 million and $12.7 million for the periods ended December 31, 2000, 1999 and 1998, respectively.

(8) Represents stock compensation and incremental rental amortization charges associated with changes in estimated rental inventory lives and residual values that were adopted on a prospective basis on October 1, 2000.


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

Merchandise Inventory Valuation

Merchandise inventories, consisting primarily of video games, prerecorded videocassettes and DVDs, concessions, and accessories held for resale, are stated at the lower of cost or market. Due to the numerous variables associated with the judgments and assumptions we make in estimating market values, and the effects of changes in circumstances affecting these estimates (including the effects of competing products and technologies), both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

Amortization of Rental Inventory

Rental inventory, which includes VHS videocassettes, DVDs and video games, is stated at cost and amortized over its estimated useful life to an estimated residual value. Our estimates of useful lives and residual values affect the amounts of amortization recorded, which in turn affects the carrying value of our rental inventory and cost of rental product (and, upon the transfer of previously viewed items from rental inventory to merchandise inventory, the carrying value of our merchandise inventory). For new release movies acquired for rental under revenue sharing arrangements, the studios' share of rental revenue is expensed as revenue is earned net of average estimated residual values. Tapes, DVDs and video games acquired for rental at fixed prices are amortized to estimated residual values in periods ranging from four months to five years. Due to the numerous variables associated with the judgments and assumptions we make in estimating useful lives and residual values of these items, and the effects of changes in circumstances affecting these estimates (including the effects of competing products and technologies and actual selling prices obtainable for previously viewed product), both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly. For example, in the fourth quarter of 2000, a number of observations led us to change our estimates of rental inventory lives and residual values, which resulted in a $164.3 million increase to amortization expense in that quarter (see Note 6 to the Consolidated Financial Statements).

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

Income Taxes

We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. In the fourth quarter of 2000, in light of significant doubt that existed regarding our future income and therefore our ability to use our net operating loss carryforwards, we recorded a $211.2 million valuation allowance on our $211.2 million net deferred tax asset. In 2001 and 2002, as a result of our operating performance for each year, as well as anticipated future operating performance, we determined that it was more likely than not that certain future tax benefits would be realized. As such we reversed $63.4 million and $147.8 million of this valuation allowance in 2001 and 2002, respectively, which resulted in a corresponding increases in net income and corresponding increases/decreases in our shareholders' equity/deficit. While changes in the valuation allowance have no effect on the amount of income tax we pay or on our cash flows, the effects on our reported income and shareholders' equity may be viewed by some investors and potential lenders as significant. Due to the numerous variables associated with our judgments, assumptions and estimates relating to the valuation of our deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

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


RESULTS OF OPERATIONS

Summary Results of Operations

Our net income for 2002 was $241.8 million compared to $100.4 million in 2001 and a net loss of $530.0 million in 2000. The improvement in operating results was primarily the result of improved operating performance in our existing store base, adjustments to our valuation allowance on our net deferred income tax asset (see Note 17 to the Consolidated Financial Statements) and the closing of the e-commerce operations at Reel.com in June of 2000. The large net loss in 2000 was primarily the result of special charges summarized in Note 21 to the Consolidated Financial Statements. In our press release on February 20, 2003, we announced net income in 2002 of $246.5 million reflecting the recognition of $111.1 million in deferred tax assets which were previously unrecognized. Actual deferred tax assets recognized were $106.4 million and have been reflected accordingly in these financial statements.

Summary Results of Operations

The following table sets forth (i) results of operations data expressed as a percentage of total revenue and (ii) gross margin data.

                                           Year Ended December 31,
                                       ------------------------------
                                         2002       2001       2000
                                       --------   --------   --------
Revenue:
  Rental product revenue                  88.9%      92.2%      88.7%
  Merchandise sales                       11.1%       7.8%      11.3%
                                       --------   --------   --------
                                         100.0%     100.0%     100.0%
                                       --------   --------   --------
Cost of revenue:
 Cost of rental product                   30.0%      33.3%      49.5%
 Cost of merchandise                       8.5%       6.2%      11.1%
                                       --------   --------   --------
                                          38.5%      39.5%      60.6%
                                       --------   --------   --------
Gross margin                              61.5%      60.5%      39.4%

Operating costs and expenses:
  Operating and selling                   43.5%      45.0%      55.0%
  General and administrative               6.0%       7.0%       8.5%
  Store opening expense                    0.2%         -          -
  Restructuring charge for closure
   of internet business                   (0.8%)     (0.2%)      3.6%
  Restructuring charge for store
   closures                               (0.1%)     (0.3%)      1.3%
  Amortization of intangibles                -        0.4%       4.6%
                                       --------   --------   --------
                                          48.8%      51.9%      73.0%
                                       --------   --------   --------
Income (loss) from operations             12.7%       8.6%     (33.6%)
  Interest expense, net                   (2.8%)     (4.0%)     (4.8%)
                                       --------   --------   --------
Income (loss) before income taxes
 and extraordinary loss                    9.9%       4.6%     (38.4%)
(Provision for) benefit from income
 taxes                                     6.5%       2.7%      (2.4%)
                                       --------   --------   --------
Income (loss) before extraordinary
 loss                                     16.4%       7.3%     (40.8%)
Extraordinary loss on retirement
 of debt, net                             (0.2%)        -         -
                                       --------   --------   --------
Net income (loss)                         16.2%       7.3%     (40.8%)
                                       ========   ========   ========

                                      Year Ended December 31,
                                   ---------------------------
                                       2002     2001     2000
                                   --------   ------   -------
Other data:
 Rental product gross margin (1)      66.2%    63.9%    44.3%
 Merchandise sales gross margin (2)   24.0%    21.0%     1.4%
-------------------------------------------------------------
 (1) Rental product gross margin as a percentage of rental product revenue.
 (2) Merchandise sales gross margin as a percentage of merchandise sales.


REVENUE

Revenue increased by $110.6 million, or 8.0%, in 2002 compared to 2001, primarily due to an increase of 8% in comparable store revenue. Revenue increased by $83.3 million, or 6.4%, in 2001 compared to 2000, primarily due to an increase of 6% in comparable store revenue. Also favorably impacting revenue in 2001 was the addition, on a weighted average basis, of 62 stores. The closure of Reel.com in June 2000, which had total revenue of $26.3 million in 2000, unfavorably impacted revenue. We ended 2002 with 1,831 superstores operating in 47 states, compared to 1,801 superstores operating in 47 states at the end of 2001 and 1,818 stores operating in 47 states at the end of 2000. We currently offer a 5-day rental program on all products in the majority of our stores. New release videos and all DVDs typically rent for $3.79. Catalog videos typically rent for $1.99. Since the fourth quarter of 1999, we have not increased prices on new release videos, DVDs or catalog videos. Video games rent for $4.99 and $5.99, with games designed for the newer platforms renting for the higher amount. Customers who choose not to return movies within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price. Revenue recorded for extended rental periods is net of estimated amounts that we do not anticipate collecting based upon historical collection experience. Rental revenue from initial rental periods was $1,167 million, $1,121 million and $1,016 million for 2002, 2001 and 2000, respectively. Rental revenue from extended rental periods was $157 million, $150 million and $134 million for 2002, 2001 and 2000, respectively. Our policies with respect to these extended rental periods have been the subject of litigation. See "Item 3. Legal Proceedings."

Effective January 1, 2002, we began reporting sales and related costs of previously viewed rental inventory as rental product revenue and cost of rental product, respectively. Prior to January 1, 2002, we included sales and related costs of sales of previously viewed rental inventory in merchandise sales and cost of merchandise sales, respectively. For comparative purposes, sales and related costs of sales of previously viewed rental inventory for 2001 and 2000 have been reclassified to conform to the presentation for the current year.


GROSS MARGIN

Rental Product Margins

Rental gross margin as a percentage of rental revenue increased to 66.2% in 2002 from 63.9% in 2001 and 44.3% in 2000. The Company regularly evaluates and updates rental inventory accounting estimates. Effective October 1, 2002, estimated average residual values on new release movies was reduced from $3.16 to $2.00 for VHS and from $4.67 to $4.00 for DVD. In addition, the estimated residual value of catalog DVD inventory was reduced from $6.00 to $4.00. These changes resulted in a $4.1 million increase in cost of rental product in 2002. We also made several key observations that led us to change estimates regarding rental inventory lives and residual values during the fourth quarter of 2000. As a result of the growing demand for DVDs, the estimated residual value of catalog VHS cassettes was reduced from $6.00 to $2.00 and the estimated useful life was reduced from five years to one year. We adopted the changes in estimate prospectively on October 1, 2000, and recorded a charge of $164.3 million. By applying these changes prospectively, we also recorded incremental depreciation expense of approximately $52 million and $18 million in the fourth quarter of 2000 and in the first three quarters of 2001, respectively. Excluding the impact of these changes in estimate, margins increased to 66.5% in 2002 from 65.3% in 2001 and 63.1% in 2000 primarily due to a shift in revenue from VHS to DVD, which typically has higher margins.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales increased to 24.0% in 2002 from 21.0% in 2001 and 1.4% in 2000. The increase in 2002 margins compared to 2001 was primarily the result of an increase in the percentage of merchandise sales from our Game Crazy departments, which typically have higher margins than merchandise sales in our video stores. The low margin in 2000 was primarily the result of operations of our former internet subsidiary, Reel.com, including a $20.8 million charge for the discontinuation of their e-commerce operations, and a $8.6 million charge in our video stores to value the inventory on hand at December 31, 2000 at the lower of cost or net realizable value.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expenses as a percentage of total revenue decreased to 43.5% in 2002 from 45.0% in 2001. The percentage decrease is primarily the result of leverage on increased revenue. Total operating and selling expenses of $647.8 million in 2002 increased $26.5 million from $621.3 million in 2001. The increase was primarily the result of increased variable costs associated with increased store sales volume and an increase of an additional 207 Game Crazy departments in 2002. Salary and wages increased $23.1 million and other operating and selling expenses increased by $3.4 million in 2002 compared to the prior year.

Total operating and selling expenses of $621.3 million in 2001 decreased $92.1 million from $713.4 million in 2000. Total operating and selling expenses as a percentage of total revenues decreased to 45.0% in 2001 from 55.0% in 2000. Impacting operating and selling expense in 2000 was a $44.3 million charge for impaired property and equipment (See Note 9 to Consolidated Financial Statements) and Reel.com operating expenses of $27.4 million. Excluding the impairment charge and operating expenses of Reel.com, operating and selling expenses decreased $20.4 million for 2001 as compared to 2000. The decrease was driven by decreases in advertising expense of $20.5 million, other operating and selling expenses of $11.9 million and depreciation expense of $8.0 million, which were partially offset by an increase in store wages of $11.8 million and occupancy costs of $8.2 million. The decrease in advertising expense was the result of the discontinuation of a mass media advertising campaign that ran in 2000. In 2001, we returned to a more cost-effective direct mail strategy. The increases in store wages and occupancy costs were primarily due to the addition of 62 weighted average stores compared to the prior year.

Restructuring for Closure of Internet Business

On June 12, 2000, we announced that we would close down the e-commerce business of Reel.com. Although we had developed a leading web-site over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, we were unable to obtain outside financing for Reel.com, and could not justify continued funding from our superstore cash flow. As a result of the discontinuation of Reel.com's e-commerce operations, we recorded a total charge of $69.3 million in the second quarter of 2000, of which $48.5 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in merchandise sales. The $48.5 million charge included $27.3 million of accrued liabilities for contractual obligations, lease commitments, anticipated legal claims, legal fees, financial consulting, and other professional services incurred as a direct result of the closure of Reel.com. The charge was reduced by $1.6 million to $46.9 million in the fourth quarter of 2000, and also reduced by $3.3 million and $12.4 million in 2001 and 2002, respectively, because we were able to negotiate termination of certain obligations and lease commitments more favorably than originally anticipated. As of December 31, 2002, we had paid for all accrued liabilities (net of reductions) and do not anticipate further adjustments.

Restructuring charge for store closures

In December 2000, we approved a restructuring plan involving the closure and disposition of 43 stores that were not operating to our expectations (the "Restructuring Plan"). In the fourth quarter of 2000, we recorded charges aggregating $16.9 million, including an $8.0 million write down of property and equipment, a $1.5 million write down of goodwill and an accrual for store closing costs of $7.4 million. The established reserve for cash expenditures is for lease termination fees and other store closure costs. We have liquidated and plan to continue liquidating related store inventories through store closing sales; any remaining product will be used in other stores.

Revenue for the stores subject to the store closure plan was $6.3 million, $13.8 million and $15.5 million in 2002, 2001 and 2000, respectively. Operating results (defined as income or loss before interest expense and income taxes) was $.9 million loss, $2.5 million loss and $1.8 million in 2002, 2001 and 2000, respectively. The operating results for the stores in the closure plan were included in the Consolidated Statement of Operations.

During the twelve months ended December 31, 2001, we closed 12 of the stores included in the plan and incurred $329,867 in expenses related to the closures and received $450,000 to exit one of the leases. During the twelve months ended December 31, 2002, we closed one store included in the plan and incurred $90,000 in closure expenses.

In December of 2001 and 2002, we amended the Restructuring Plan and removed 16 stores and 2 stores from the closure list, respectively. In accordance with the amended plans, and updated estimates on closing costs, we reversed $3.8 million and $0.8 million of the original $16.9 million charge, leaving a $3.7 million and $2.8 million accrual balance at December 31, 2001 and 2002, respectively, for store closing costs. At December 31, 2002, twelve stores remained to be closed under the Restructuring Plan.

General and Administrative

Total general and administrative expenses of $89.6 million in 2002 decreased $6.8 million from $96.4 million in 2001. Total general and administrative expenses as a percentage of total revenue decreased to 6.0% in 2002 compared to 7.0% in 2001. General and administrative expenses in 2002 benefited from the reversal of a legal accrual in the amount of $1.6 million as a result of the final confirmation of the settlement of our California exempt/non-exempt class action lawsuit for an amount less than anticipated. The reversal of non-cash stock compensation of $1.6 million also benefited 2002 general and administrative expenses. Included in general and administrative expenses in 2001 were $4.8 million of non-cash compensation expense related to a stock grant to our Chief Executive Officer as part of a three-year employment agreement. Also included was $4.1 million of non-cash stock compensation associated with other grants under our stock option plans. Excluding the adjustments noted above, general and administrative expenses would have been $92.8 million, or 6.2% of revenue in the current year compared to $87.5 million or 6.3% in the prior year.

Total general and administrative expenses of $96.4 million in 2001 decreased $13.8 million from $110.2 million in 2000. Total general and administrative expenses as a percentage of total revenue decreased to 7.0% in 2001 compared to 8.5% in 2000. Included in general and administrative expenses in 2000 were employee loans written off or fully reserved for as doubtful for $17.3 million; reserves established for pending litigation for $10.5 million and Reel.com general and administrative expenses of $5.1 million. Included in general and administrative expenses in 2001 were $4.8 million of non-cash compensation expense related to a stock grant to our Chief Executive Officer as part of a three-year employment agreement. Also included was $4.1 million of non-cash stock compensation associated with other grants under our stock option plans. Excluding the adjustments noted above, general and administrative expenses increased as a percentage of revenue to 6.3% in 2001 compared to 6.0% in the prior year. We made the decision to invest in certain elements of the business, such as the store field supervision structure, the loss prevention function and human resources. We believe these investments have had and will continue to have a direct impact on the business by improving the level of execution.

Amortization of Intangibles

We adopted SFAS 142 as of January 1, 2002, and as a result we had no amortization expense in 2002 compared to $5.1 million in 2001. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment only approach. Under SFAS 142, goodwill and non-amortizing intangible assets are adjusted whenever events or circumstances occur indicating that goodwill has been impaired. When we evaluate goodwill and intangible assets for possible impairment, we compare the present value of estimated future cash flows of our 1,831 video stores (our reporting unit) to the asset recorded. An impairment charge would be recorded to the extent that the asset recorded exceeds the present value of estimated future cash flows. We did not recognize an impairment charge in 2002.

Amortization of intangibles decreased by $54.9 million in 2001 compared to 2000. The decrease was primarily due to an impairment charge of $30.0 million taken in the fourth quarter of 2000 related to acquired store goodwill as discussed in Note 9 to the Consolidated Financial Statements and the closure in June of 2000 of Reel.com, which had $22.7 million of amortization expense in the prior year.


NON-OPERATING INCOME (EXPENSE), NET

Interest expense, net of interest income, decreased in 2002 compared to 2001 by $14.1 million. The reduction was primarily due to decreased levels of revolving credit borrowings and lower interest rates offset by incremental interest for bonds issued on December 18, 2002. On March 11, 2002, we completed a public offering of 8,050,000 shares of our common stock, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under our prior revolving credit facility. Interest expense, net of interest income, decreased in 2001 compared to 2000, primarily due to decreased levels of revolving credit borrowings and lower interest rates.


INCOME TAXES

Our effective tax rate was a benefit of 65.7% in 2002 compared to a benefit of 59.0% in 2001 and a provision of 6.3% in 2000 which varies from the federal statutory rate as a result of adjustments to deferred tax asset valuation allowances, non-deductible executive compensation, non-deductible goodwill amortization associated with the Reel.com acquisition and state income taxes. In the fourth quarter of 2000, in light of significant doubt that existed regarding our future income and therefore our ability to use our net operating loss carryforwards, we recorded a $211.2 million valuation allowance on our $211.2 million net deferred tax asset. In 2002 and 2001, as a result of our operating performance for each year, as well as anticipated future operating performance, we determined that it was more likely than not that certain future tax benefits would be realized. As such, we benefited by the reversal of $147.8 million and $63.4 million of the valuation allowance in 2002 and 2001, respectively.


EXTRAORDINARY LOSS ON RETIREMENT OF DEBT

As a result of the early retirement of our prior revolving credit facility, we recorded an extraordinary charge of $2.2 million in 2002 (net of an income tax benefit of $1.3 million) to write-off deferred financing costs.


RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

We manage our rental inventories of movies under two distinct categories, new release and catalog. New releases, which represent the majority of all movies acquired, are those movies that are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, represents an investment in those movies we intend to hold for an indefinite period of time and represents a historic collection of movies that are maintained on a long-term basis for rental to customers. In addition to acquiring catalog movies from studios upon their initial release, we acquire previously released or older movies for catalog inventories to support new store openings and the build up of title selection for new platforms such as DVD. During 2002, we significantly increased the amount of DVDs to be held in our catalog inventories by investing approximately $62.9 million in DVD catalog.

Purchases of new release movies are amortized over four months to current estimated average residual values of approximately $2.00 for VHS and $4.00 for DVD (net of estimated allowances for losses). Purchases of VHS and DVD catalog are amortized on a straight-line basis over one year and five years, respectively, to estimated residual values of $2.00 for VHS and $4.00 for DVD. We regularly evaluate and update rental inventory accounting estimates. Effective October 1, 2002, estimated average residual values on new release movies was reduced from $3.16 to $2.00 for VHS and from $4.67 to $4.00 for DVD. In addition, the estimated residual value of catalog DVD inventory was reduced from $6.00 to $4.00.

For new release movies acquired under revenue sharing arrangements, the studios' share of rental revenue is charged to cost of rental net of average estimated residual values, which are approximately equal to the residual values of purchased inventory, as outlined above. The expense is recorded as revenue is earned on the respective revenue sharing titles.

The majority of games purchased are amortized over four months to an average residual value below $5.00. Games that the Company expects to keep in rental inventory for an indefinite period of time are amortized on a straight-line basis over two years to a current estimated residual value of $5.00.

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods will impact the amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of tapes or DVDs at reduced or no up-front costs, we share agreed-upon portions of the revenue that we derive from the tapes or DVDs with the applicable studio. The studio's share of rental revenue is expensed, net of an estimated residual value, as revenue is earned on the revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of sales rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no obligation for future payments to the studios. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of sales over its estimated useful life. Purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. The following table summarizes our total acquisition costs of new releases (in thousands):

                                             Twelve Months Ended
                                                December 31,
                                            --------------------
                                               2002       2001
                                            ---------  ---------

New release purchases                       $ 287,365  $ 207,055
Revenue sharing expense                       130,356    191,340
                                            ---------  ---------
Total new release investment                  417,721    398,395

Book value of transfers to merchandise
  inventory and tape loss                     (84,624)   (74,360)
                                            ---------  ---------
Total new release investment, net           $ 333,097  $ 324,035

New release purchases include purchases of movies and games, as defined by our amortization policy, and the residual value of revenue sharing product acquired. We acquired the majority of our DVDs under the sell-through pricing structure.

As of December 31, 2002, net rental inventory was $260.2 million compared to $191.0 million as of December 31, 2001, an increase of $69.2 million. The following table summarizes the related balance sheet activity (in thousands):

                                            ---------   ---------
                                               2002        2001
                                            ---------   ---------
Balance at beginning of year                $ 191,016   $ 168,462

New release purchases                         287,365     207,056
Book value of transfers to merchandise
  inventory and tape loss (1)                 (84,624)    (74,360)
                                            ---------   ---------
New release purchases, net                    202,741     132,696

New stores and catalog (2)                     85,338      70,095
                                            ---------   ---------
Purchases of rental inventory, net            288,079     202,791

Less rental inventory amortization           (218,905)   (180,237)
                                            ---------   ---------
Balance at year end                         $ 260,190   $ 191,016
                                            ---------   ---------

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

(2) Catalog represents an investment in rental inventory that we intend to hold for an indefinite period of time. We significantly increased the amount of DVDs to be held in our catalog inventories by investing approximately $62.9 million and $37.9 million in 2002 and 2001, respectively.


MERCHANDISE INVENTORY

Merchandise inventory includes new VHS and DVD movies for sale, concessions and accessory items for sale, Game Crazy merchandise inventory and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as previously viewed product. Merchandise inventory increased $35.7 million to $97.3 million as of December 31, 2002, from $61.6 million as of December 31, 2001 due to the expansion of our Game Crazy departments and an increase in new DVD movies for sale.


LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the twelve months ended December 31, 2002 funded the majority of our debt service requirements and maintenance capital expenditures with sufficient cash left over to remodel and remerchandise 203 stores to include Game Crazy departments, open 41 new video stores and continue strategic investments in DVD catalog product. At December 31, 2002, we had $33.1 million of cash and cash equivalents on hand (excluding cash held by trustee for refinancing).

During 2002 and early 2003, we completed several refinancing transactions that lengthened maturities on our long-term debt, lowered our effective interest rate and increased working capital availability (see cash "Cash Flow From Financing Activities" below). We believe that cash flow from operations, increased flexibility under our new credit facilities, cash on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the foreseeable future. However, we continue to analyze our capital structure and our business plan and from time to time may consider additional capital and/or financing transactions as a source of incremental liquidity.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $88.2 million or 32.2% in the twelve months ended December 31, 2002 compared to the twelve months ended December 31, 2001. The increase was primarily due to improved operating performance in our existing store base.

We lease all of our stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of our stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. At December 31, 2002, the future minimum annual rental commitments under non-cancelable operating leases were as follows:

               ------------------------------
                                   Operating
               Year Ending          Leases
               December 31,     (in thousands)
               ------------------------------
               2003                 224,354
               2004                 219,712
               2005                 209,430
               2006                 189,884
               2007                 159,919
               Thereafter           417,361


Cash Used in Investing Activities

Net cash used in investing activities increased by $339.8 million, or 160.0%, to $552.1 million in the twelve months ended December 31, 2002, from $212.3 million in the twelve months ended December 31, 2001. On December 18, 2002, we completed the sale of $225 million 9.625% senior subordinated notes due 2011 and delivered net proceeds of $218.5 million to the indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004. Excluding the cash held by the indenture trustee, our cash used in investing activities increased by $121.2 million, or 57.1%. The increase was the result of investments in new stores and Game Crazy departments and the shift in product mix from VHS to DVD, resulting in a shift in product acquisition from revenue sharing to sell-through pricing. In 2002, we opened 41 video stores and 207 Game Crazy departments compared to 6 video stores and no Game Crazy departments in 2001.

Cash Flow from Financing Activities

Net cash flow from financing activities was a $184.4 million source of cash in the twelve months ended December 31, 2002, compared to a $26.0 million use of cash in the corresponding period of the prior year. As of December
31, 2002, we had $218.5 million of cash held by the indenture trustee that was used to redeem $203.9 million of our $250.0 million 10.625% senior subordinated notes on January 17, 2003. If the $203.9 million had been paid prior to December 31, 2002, cash flow from financing activities would have been a $19.5 million net use of cash.

On March 11, 2002, we completed a public offering of 8,050,000 shares of our common stock, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under our prior revolving credit facility.

On March 18, 2002, we obtained senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of initial borrowings thereunder to repay all remaining borrowings under our prior revolving credit facility, which was then terminated. The bank credit facilities consisted of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. The interest payable on the credit facilities is based on variable interest rates (LIBOR or the prime bank rate at our option). At December 31, 2002 we had a total of $107.5 million outstanding under the senior secured term facility, no outstanding balance on the $25.0 million senior secured revolving credit facility and we were in compliance with all financial covenants.

On December 18, 2002, we completed the sale of $225 million 9.625% senior subordinated notes due 2011. We delivered the net proceeds to the indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004, including accrued interest and the required call premium. At December 31, 2002, the trustee was holding $218.5 million and we continued to carry the $250 million 10.625% senior subordinated notes on our balance sheet, $203.9 million of which was classified as a current liability titled "Subordinated notes to be retired by trustee." On January 17, 2003, the redemption of $203.9 million of the notes was completed.

The senior subordinated notes due 2011 are redeemable, at our option, beginning March 15, 2007, at rates starting at 104.8% of the principal amount. Rates reduce annually through March 15, 2009, at which time the notes become redeemable at 100% of the principal amount. The terms of the notes may restrict, among other things, payment of dividends and other distributions, investments, the repurchase of capital stock or subordinated indebtedness, the making of certain other restricted payments, the incurrence of additional indebtedness or liens by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the notes will have the right to require us to repurchase the holder's notes at 101% of the principal amount.

On January 16, 2003, we obtained new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. We used the net proceeds from the transaction to repay amounts outstanding under our existing credit facilities which were due in 2004, redeem the remaining $46.1 million principal amount of our 10.625% senior subordinated notes due 2004 that were outstanding as of December 31, 2002, and for general corporate purposes. We completed the redemption of the 10.625% senior subordinated notes on February 18, 2003.

Revolving credit loans under the new facility bear interest, at our option, at an applicable margin over the bank's base rate loan or the LIBOR rate. The initial margin over LIBOR was 3.5% for the term loan facility and will step down if certain performance targets are met. The credit facility contains financial covenants (determined in each case on the basis of the definitions and other provisions set forth in such credit agreement), some of which may become more restrictive over time, that include a (1) maximum debt to adjusted EBITDA test, (2) minimum interest coverage test, and (3) minimum fixed charge coverage test. Amounts outstanding under the credit agreement are collateralized by substantially all of our assets. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement.

After giving effect to all the transactions described above, maturities on long-term obligations at December 31, 2002 for the next five years would have been as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2003                         -        15,000       10,178      25,178
2004                         -        20,000            -      20,000
2005                         -        20,000            -      20,000
2006                         -        20,000            -      20,000
2007                         -        20,000            -      20,000
Thereafter             225,000       105,000            -     330,000
                   -----------    ----------    ---------   ---------
                    $  225,000    $  200,000    $  10,178   $ 435,178
                   -----------    ----------    ---------   ---------


Other Financial Measurements: Working Capital

At December 31, 2002, we had cash and cash equivalents of $33.1 million (excluding cash held by trustee for refinancing) and a working capital deficit of $111.9 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video retail industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet obligations as they come due.

Other Financial Measurements: EBITDA and Discretionary Free Cash Flow

We believe other financial measurements, such as EBITDA and Discretionary Free Cash Flow, as defined below, are additional measurements that are useful in understanding our operating results, including our ability to meet our growth plans and debt service requirements. These measurements should not be viewed as a measure of financial performance under GAAP or as substitute for GAAP measurements, such as net income or cash flow from operations. Our calculation of these measurements is not necessarily comparable to those reported by other companies due to the lack of uniform definitions.

EBITDA represents income from operations before special charges and certain accrual reversals plus depreciation and amortization (excluding amortization of rental product) plus/minus non-cash expense/income. Following is a table calculating EBITDA (in thousands):


                                    Twelve Months Ended
                                        December 31,
                                   ----------------------
                                      2002        2001
                                   ----------  ----------

Income from operations             $ 189,327   $ 119,277
Reversal of accruals (1)             (13,258)     (7,034)
Depreciation and amortization(2)      59,343      66,940
Non-cash items (3)                    (1,633)     25,371
                                   ----------  ----------
EBITDA                             $ 233,779   $ 204,554
                                   ==========  ==========

(1) Represents reversals of accruals for restructuring charges for the discontinuation of Reel.com e-commerce operations and store closures as shown on separate line items on our Consolidated Statement of Operations.

(2) Represents depreciation and amortization of property and equipment, and amortization of intangibles. Does not include amortization of rental product.

(3) Expense(income) items that are non-cash in nature including compensation associated with certain stock option grants of $(1.6) million and $7.4 million in 2002 and 2001, respectively, and in 2001, $18.0 million of incremental depreciation expense associated with changes in estimated rental inventory lives and residual values that were adopted on a prospective basis October 1, 2000.

Discretionary Free Cash Flow represents EBITDA, less cash paid for interest and taxes, less maintenance capital expenditures, but before discretionary investments in expenditures that are not required to maintain existing stores (e.g. investment in new store openings and new product platform rollouts). We believe Discretionary Free Cash Flow is a useful measurement in determining our ability to meet our growth plans, satisfy working capital demands and meet our debt service requirements. Following is a table calculating Discretionary Free Cash Flow (in thousands):

                                        Twelve Months Ended
                                           December 31,
                                       --------------------
                                         2002       2001
                                       --------   --------
   EBITDA                              $233,779   $204,554
   Less: Cash interest paid             (41,415)   (54,651)
         Cash taxes paid                 (2,613)      (768)
         Maintenance capital
          expenditures (1)               (9,622)    (6,441)
                                       --------   --------
   Discretionary Free Cash Flow (2)     180,129    142,694


(1) Maintenance capital expenditures represents expenditures that we believe are necessary to maintain the existing store operations, including equipment, fixtures, leasehold improvements, remodeling projects, and implementing and upgrading store, office and distribution systems. We anticipate that maintenance capital expenditures will be approximately $20 million in 2003.

(2) Discretionary Free Cash Flow is used for debt service and discretionary investment expenditures including construction, equipment, fixtures, inventory, supplies and opening costs for new stores and Game Crazy departments and long-term investments in rental inventory such as the expansion of DVD catalog. In 2002, discretionary investment expenditures were approximately $88.4 million and included remerchandising 203 stores to include a Game Crazy department, 41 new video store openings and continued investment in DVD catalog product. In 2001, discretionary investment expenditures were approximately $26.8 million primarily related to an expansion of our DVD catalog selections. We anticipate that discretionary investment capital expenditures will be approximately $125 million in 2003 primarily from our planned store openings and Game Crazy expansion.


RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 and Note 10 to the Consolidated Financial Statements for a discussion of recently issued accounting standards and the impact they may have on the financial condition or results of operations.


FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below under the heading "Cautionary Statements." Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission.


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

We also compete with cable and direct broadcast satellite television systems. These systems offer both movie channels, for which subscribers pay a subscription fee for access to movies selected by the provider at times selected by the provider, and pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber. Historically, pay-per-view services have offered a limited number of channels and movies, and have offered movies only at scheduled intervals. Over the past five years, however, advances in digital compression and other developing technologies have enabled cable and satellite companies, and may enable internet service providers and others, to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day. In addition, certain cable companies, internet service providers and others are testing or offering video-on-demand services. As a concept, video-on-demand provides a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time of the day. If video-on-demand or other alternative movie delivery systems whether alone or in conjunction with sophisticated digital recording systems that allow viewers to record, pause, rewind and fast forward live broadcasts, achieve the ability to enable consumers to conveniently view and control the movies they want to see when they want to see them and they receive the movies from the studios at the same time video stores do, such alternative movie delivery systems could achieve a competitive advantage over the traditional video rental industry. While we believe that there presently exist substantial technological, economic and other impediments to alternative movie delivery systems achieving such a competitive advantage, if they did, our business and financial condition could suffer materially.

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

Currently, video stores receive movie titles approximately 30 to 60 days earlier than pay-per-view, cable and satellite distribution companies. If movie studios were to change the current distribution schedule for movie titles such that video stores were no longer the first major distribution channel to receive a movie title after its theatrical or direct-to-video release or to provide for the earlier release of movie titles to competing distribution channels, we could be deprived of a significant competitive advantage, which could negatively impact the demand for our products and reduce our revenues and could harm our business, financial condition, liquidity and results of operations.

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

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. In 2002 we began an accelerated rollout of our Game Crazy departments, departments within our video stores that specialize in selling and trading video games, opening 207 new departments. We intend to open at least 300 additional Game Crazy departments and grow our video store base by up to 10% in 2003. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base and additional Game Crazy departments, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure. In addition, our ability to open and operate new stores in a profitable manner depends upon numerous contingencies, many of which are beyond our control. These contingencies include but are not limited to:

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

We depend on key personnel whom we may not be able to retain.

Our future performance depends on the continued contributions of certain key management personnel. From late 2000 through mid-2001, we made significant changes to our management personnel, including reinstatement of Mark J. Wattles, Hollywood's founder and Chief Executive Officer, full-time as President, and hiring or restructuring other executive and senior management positions. New members of management may not be able to successfully manage our existing operations and they may not remain with us. A loss of one or more of these key management personnel, our inability to attract and retain additional key management personnel, including qualified store managers, or the inability of management to successfully manage our operations could prevent us from implementing our business strategy and harm our business, financial condition, liquidity or results of operations.

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

Instruments governing our bank credit facilities and our senior subordinated notes contain, and our future indebtedness may contain, covenants that, among other things, significantly restrict our ability to:

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

As of December 31, 2002, we had total consolidated long-term debt, including capital leases, of approximately $388.7 million (excluding subordinated notes to be retired with cash held by trustee) and on January 16, 2003, we completed the refinancing of our senior secured credit facilities. We and our subsidiaries may incur substantial additional indebtedness in the future, including indebtedness that would be secured by our assets or those of our subsidiaries. If we increase our indebtedness, the related risks that we now face could intensify. For example, it could:

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

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. At December 31, 2002, we were in compliance with all covenants contained within our debt agreements.

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

Any of these events could cause consumer confidence and spending to decrease further or result in increased volatility in the United States and worldwide financial markets and economy. They could also impact consumer television viewing habits and may reduce the amount of time available for watching rented movies, which could adversely impact our revenue. They also could result in an economic recession in the United States or abroad. Any of these occurrences could harm our business, financial condition or results of operations, and may result in the volatility of the market price for our securities and on the future price of our securities.

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

Our quarterly operating results have varied in the past and we expect that they will continue to vary in the future depending on a number of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to vary include:

-  the level of demand for movie rentals and purchases;
- existing and future competition from providers of similar products and alternative forms of entertainment;
-  the prices for which we are able to rent or sell our products;
-  the availability and cost to us of new release movie titles;
-  changes in other significant operating costs and expenses;
-  weather;
-  seasonality;
-  variations in the number and timing of store openings;
-  the performance of newer stores;
-  acquisitions by us of existing video stores;
-  the success of new business initiatives and related acquisitions;
-  other factors that may affect retailers in general;
-  changes in movie rental habits resulting from domestic and world events;
- actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amount of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our Consolidated Financial Statements; and
- acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism and other matters beyond our control.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of December 31, 2002, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1% in 2002 compared to the end of 2001, our interest expense would have increased by approximately $1.1 million based on our outstanding balance on the facility as of December 31, 2002.

The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term fixed interest rate debt at December 31, 2002 was $486.2 million including $256.7 million of our 10.625% senior subordinated notes that were redeemed after December 31, 2002, but before the date of this filing. We believe the effect of an estimated 1% change in interest rates would not have a material impact on our future operating results or cash flows with respect to our fixed interest rate debt. Fair values were determined from quoted market prices.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to Item 15 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated by reference from our definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for our 2003 annual meeting of shareholders (the "2003 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2002. Information with respect to our executive officers is included under Item 4A of Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference from the 2003 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Part of the information required by this Item 12 is incorporated by reference from the 2003 Proxy Statement.

The following table summarizes information with respect to options under the Company's stock option plans at December 31, 2002:

                       Options Outstanding        Options
                      ---------------------      remaining
                                   Weighted      available
                                   average       for future
                                   exercise    issuance under
                        Options     price        the plans
                      ----------   --------    --------------
Stock option plans
approved by security
holders                8,490,846      $5.18         3,004,309

Stock option plans
not approved by
security holders       2,656,884      $8.48         1,467,726
                      ----------   --------    --------------
                      11,147,730      $5.96         4,472,035
                      ==========   ========    ==============

The stock option plans not approved by security holders have generally the same features as those approved by security holders. For further information regarding the Company's stock option plans, see Note 19 to the Consolidated Financial Statements.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is incorporated by reference from the 2003 Proxy Statement.


ITEM 14.  CONTROLS AND PROCEDURES

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



                                   PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements, notes, schedules and exhibits filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002:

     (a)(i), (ii) FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Accountants dated March 21, 2003, are filed herewith:

(i)  FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

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

4.2 Indenture dated January 25, 2002 among the Registrant, Hollywood Management Company, as potential guarantor, and BNY Western Trust Company as trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-14802)).

4.3 First Supplemental Indenture dated as of December 18, 2002 among the Registrant and Hollywood Management Company and BNY Western Trust Company as Trustee.

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

10.5 Credit Agreement dated as of January 16, 2003 between the Registrant, UBS Warburg LLC as Lead Arranger, UBS AG, Stamford Branch as Administrative Agent and Bank of America, N.A., as Documentation Agent.

10.6 Offer of Employment Term Sheet effective as of January 25, 2001 from the Registrant to Mark J. Wattles (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001). *

10.7 Change of Control Plan for Senior Management dated as of February 3, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001). *

10.8 Revenue Sharing Agreement dated March 2, 1998 between the Registrant and Buena Vista Home Entertainment, Inc (incorporated by reference to
         Exhibit 10.13 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002). +

10.9 Revenue Sharing Agreement dated July 31, 2001 between the Registrant and MGM Home Entertainment (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002). +

10.10    1997 Employee Nonqualified Stock Option Plan, as amended. *

10.11 Separation and Severance Agreement between Scott Schultze and the Registrant. *

10.12 License Agreement, effective as of January 25, 2001, between the Registrant and Boards, Inc. *

10.13 Product and Support Agreement, effective as of January 25, 2001, between the Registrant and Boards, Inc. *

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002).

23.1     Consent of PricewaterhouseCoopers LLP.

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Acct of 2002.

+ Confidential treatment has been requested as to certain portions of these agreements. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.


(b) REPORTS ON FORM 8-K:

No reports on Form 8-K were filed in the quarterly period ended December 31, 2002.


Report of Independent Accountants

To the Board of Directors and Shareholders of Hollywood Entertainment
Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP

Portland, Oregon
March 21, 2003



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                       -------------------------
                                        December 31,  December 31,
                                            2002          2001
                                        -----------   -----------
ASSETS
Current assets:
Cash and cash equivalents               $    33,145   $    38,810
Cash held by trustee for refinancing        218,531             -
Accounts receivable, net                     34,996        29,056
Merchandise inventories                      97,307        61,585
Prepaid expenses and other current
 assets                                      14,772        10,863
                                        -----------   -----------
Total current assets                        398,751       140,314

Rental inventory, net                       260,190       191,016
Property and equipment, net                 255,497       270,586
Goodwill                                     64,934        64,934
Deferred income tax asset, net              147,813        38,396
Other assets                                 19,191        13,298
                                        -----------   -----------
                                        $ 1,146,376   $   718,544
                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term
 obligations                            $    27,678   $   111,914
Subordinated notes to be retired with
 cash held by trustee (including accrued
 interest of $8.1 million)                  212,080             -
Accounts payable                            158,423       167,479
Accrued expenses                            108,432       112,799
Accrued interest                              2,923        13,712
Income taxes payable                          1,151         5,266
                                        -----------    ----------
Total current liabilities:                  510,687       411,170
Long-term obligations, less current
 portion                                    361,068       402,088
Other liabilities                            17,472        18,840
                                        -----------    ----------
                                            889,227       832,098
Commitments and contingencies (Note 22)           -             -
Shareholders' equity (deficit):
Preferred stock, 25,000,000 shares
 authorized; no shares issued and
 outstanding                                      -             -
Common stock, 100,000,000 shares
 authorized; 59,796,573 and
 49,428,763 shares issued and
 outstanding, respectively                  503,403       375,503
Unearned compensation                          (697)       (1,655)
Accumulated deficit                        (245,557)     (487,402)
                                        -----------    ----------
Total shareholders' equity(deficit)         257,149      (113,554)
                                        -----------    ----------
                                        $ 1,146,376   $   718,544
                                        ===========   ===========

                  See notes to Consolidated Financial Statements



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                          Twelve Months Ended
                                               December 31,
                                  ------------------------------------
                                      2002        2001         2000
                                  -----------  -----------  -----------
Rental product revenue            $1,324,017   $1,271,394   $1,149,780
Merchandise sales                    166,049      108,109      146,457
                                  -----------  -----------  -----------
                                   1,490,066    1,379,503    1,296,237
                                  -----------  -----------  -----------
Cost of Revenue:
 Cost of rental product              447,278      459,071      640,805
 Cost of merchandise                 126,251       85,406      144,445
                                  -----------  -----------  -----------
                                     573,529      544,477      785,250
                                  -----------  -----------  -----------
Gross Profit                         916,537      835,026      510,987

Operating costs and expenses:
 Operating and selling               647,773      621,343      713,431
 General and administrative           89,602       96,382      110,242
 Store opening expenses                3,093            -            -
 Restructuring charge for closure
  of internet business               (12,430)      (3,256)      46,862
 Restructuring charge for store
  closures                              (828)      (3,778)      16,859
 Amortization of intangibles               -        5,058       59,914
                                   ----------   ----------   ----------
                                     727,210      715,749      947,308
                                   ----------   ----------   ----------
Income (loss) from operations        189,327      119,277     (436,321)

Non-operating expense:
 Interest expense, net               (42,057)     (56,129)     (62,127)
                                  ----------   ----------   ----------
Income (loss) before income taxes
 and extraordinary item              147,270       63,148     (498,448)
(Provision for) benefit from
 income taxes                         96,801       37,268      (31,592)
                                   ----------   ----------   ----------
Income (loss) before extraordinary
 item                                244,071      100,416     (530,040)
Extraordinary loss on
 extinguishment of debt (net of
 income tax benefit of $1,308)        (2,226)           -            -
                                   ----------   ----------   ----------
Net income (loss)                  $ 241,845    $ 100,416    $(530,040)
                                   ==========   ==========   ==========
------------------------------------------------------------------------
Net income (loss) per share before
 Extraordinary item:
   Basic                          $     4.27    $    2.05   $   (11.48)
   Diluted                              3.91         1.90       (11.48)
-------------------------------------------------------------------------
Net income (loss) per share:
   Basic                          $     4.23    $    2.05   $   (11.48)
   Diluted                              3.88         1.90       (11.48)
-------------------------------------------------------------------------
Weighted average shares outstanding:
   Basic                              57,202       49,101       46,151
   Diluted                            62,390       52,880       46,151
-------------------------------------------------------------------------

                See notes to Consolidated Financial Statements.



                     HOLLYWOOD ENTERTAINMENT CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)


                                 Common Stock    Unearned  Accumu-
                             ------------------- Compen-   lated
                               Shares    Amount  sation    Deficit    Total
                             ---------- -------- -------- --------- ---------
Balance at
 December 31, 1999           45,821,537 $362,307 $      - $ (57,778)$ 304,529
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Legal settlement               200,000    2,288        -         -     2,288
 Stock options exercised        226,062      783        -         -       783
 Tax benefit
  from stock options                  -       63        -         -        63
Net loss                              -        -        -  (530,040) (530,040)
                             ---------- -------- -------- --------- ---------
Balance at
  December 31, 2000          46,247,599  365,441        -  (587,818) (222,377)
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Compensation grant
  (See Note 15)               3,000,000    3,281        -         -     3,281
 Stock options exercised        181,164    1,097        -         -     1,097
 Tax impact from
   stock options                      -      (61)       -         -       (61)
 Stock compensation                   -    5,745   (1,655)        -     4,090
Net income                            -        -        -   100,416   100,416
                             ---------- -------- -------- --------- ---------
Balance at
  December 31, 2001          49,428,763  375,503   (1,655) (487,402) (113,554)
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Stock issuance               8,050,000  120,750        -         -   120,750
 Equity offering costs                -   (7,677)       -         -    (7,677)
 Stock options exercised      2,317,810    4,604        -         -     4,604
 Stock option tax benefit             -   12,814        -         -    12,814
 Stock compensation                   -   (2,591)     958         -    (1,633)
Net income                            -        -        -   241,845   241,845
                             ---------- -------- -------- --------- ---------
Balance at
 December 31, 2002           59,796,573 $503,403 $   (697)$(245,557)$ 257,149
                             ========== ======== ======== ========= =========

                See notes to Consolidated Financial Statements.



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                 Year Ended December 31,
                                            -------------------------------
                                               2002       2001       2000
                                            ---------  ---------  ---------
Operating activities:
 Net income (loss)                          $ 241,845  $ 100,416  $(530,040)
 Adjustments to reconcile net
  income (loss) to cash provided by
  operating activities:
 Extraordinary loss on extinguishment
  of debt                                       2,226          -          -
 Amortization of rental product               218,905    180,237    176,569
 Depreciation and amortization                 59,343     66,939    100,594
 Amortization of deferred financing costs       3,785      3,715      2,665
 Amortization charge for change in
  estimate on rental inventory                      -          -    164,306
 Impairment of long-lived assets                    -          -     74,305
Net asset write down for closure of
  Internet business                                 -          -     40,087
 Net asset write down for store closures            -          -      9,516
 Loss on other asset dispositions                   -          -     10,292
 Tax impact from exercise of
  stock options                                12,814        (61)        63
 Change in deferred rent                       (1,368)      (598)     1,993
 Change in deferred income taxes             (109,417)   (38,396)    25,805
 Non-cash stock compensation                   (1,633)     7,371          -
Net change in operating assets
  and liabilities:
   Accounts receivable                         (5,940)    (5,226)    18,680
   Merchandise inventories                    (35,722)    (7,384)    16,718
   Accounts payable                            (9,056)   (32,879)    79,378
   Accrued interest                            (2,649)     1,895        (48)
   Other current assets
    and liabilities                           (11,142)    (2,236)    57,988
                                            ---------   --------   --------
     Cash provided by operating
       activities                             361,991    273,793    248,871
                                            ---------   --------   --------
Investing activities:
 Purchases of rental inventory, net          (288,079)  (202,790)  (176,753)
 Purchase of property and
   equipment, net                             (44,254)    (8,802)   (77,639)
 Increase in intangibles and other
  assets                                       (1,187)      (701)    (1,430)
 Net proceeds from issuance of subordinated
  notes delivered to indenture trustee       (218,531)         -          -
                                            ---------   --------   --------
     Cash used in investing
      activities                             (552,051)  (212,293)  (255,822)
                                            ---------   --------   --------
Financing activities:
 Proceeds from the issuance of
  common stock                                120,750          -          -
 Equity financing costs                        (7,677)         -          -
 Issuance of subordinated debt                225,000          -          -
 Borrowings under new term loan               150,000          -          -
 Repayment of prior revolving loan           (240,000)         -          -
 Increase (decrease) in credit facilities     (42,500)    (5,000)     5,000
 Debt financing costs                         (11,966)    (4,656)         -
 Issuance of long-term obligations                  -          -     12,511
 Repayments of capital lease
  obligations                                 (13,816)   (17,399)   (15,016)
 Proceeds from exercise of stock options        4,604      1,097        783
                                            ---------  ---------   --------
     Cash (used in) provided by
      financing activities                    184,395   (25,958)     3,278
                                            ---------  ---------   --------
Increase (decrease) in cash and
 cash equivalents                              (5,665)    35,542     (3,673)
Cash and cash equivalents at
 beginning of year                             38,810      3,268      6,941
                                            ---------  ---------   --------
Cash and cash equivalents at end
  of year                                   $  33,145  $  38,810   $  3,268
                                            =========  =========   ========

Other Cash Flow Information:
 Interest expense paid                      $  41,415   $ 54,651   $ 60,702
 Income taxes paid (refunded), net              2,613        768       (915)
Non-cash financing activities
 Issuance of common stock as part of
  a legal settlement agreement                      -          -      2,288

                See notes to Consolidated Financial Statements



                     HOLLYWOOD ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2002, 2001, 2000


1.   SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization and Consolidation

The accompanying financial statements include the accounts of Hollywood Entertainment Corporation and its wholly owned subsidiaries (the "Company"). The Company's only subsidiary during 2002 and 2001 was Hollywood Management Company. During 2000, the Company's subsidiaries consisted of Hollywood Management Company and Reel.com, Inc. All significant inter-company transactions and accounts have been eliminated.

Nature of the Business

The Company operates a chain of video superstores ("Hollywood Video") throughout the United States. The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 2002 and 2001, the Company operated 1,831 stores in 47 states and 1,801 stores in 47 states, respectively. From October 1998 to June 2000, the Company also operated an Internet retailer of video only products ("Reel.com")(see Note 11 for a discussion of the discontinuation of Reel.com's e-commerce operations).

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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported net income (loss) or shareholders' equity (deficit).

Effective January 1, 2002, the Company began reporting sales and related costs of previously viewed rental inventory as rental product revenue and cost of rental product, respectively. Prior to January 1, 2002, the Company included sales and related costs of sales of previously viewed rental inventory in merchandise sales and cost of merchandise sales, respectively. For comparative purposes, sales and related costs of sales of previously viewed rental inventory for 2001 and 2000 have been reclassified to conform to the presentation for the current year.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company has not completed its evaluation of the impact the standard will have in its results of operations, financial position or liquidity.

On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 applies to long-lived assets to be held and used, or to be disposed of, except for goodwill and non-amortized intangible assets to be held and used, as well as goodwill associated with a reporting unit. SFAS 144 supersedes accounting and reporting provisions of the Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale.
SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued beginning January 1, 2002. Currently, the management of the Company does not anticipate disposing of any long-lived assets in 2003, other than the assets intended to be disposed of pursuant to the store closure plan (see Note 8). Therefore, the adoption of SFAS 144 is not expected to have a material impact on its results of operations, financial position or liquidity.

In December 2002, the FASB issued the Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 1 - "Significant Accounting Policies" and Note 19 - "Stock Option Plans."

In May 2002, the FASB issued SFAS 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding the treatment of early extinguishment of debt as extraordinary unless the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS 145 on January 1, 2003. The pronouncement primarily deals with the presentation of these events, and as such, the Company does not believe the adoption will have a material impact on its results of operation, financial position or liquidity.

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

In November 2002, the EITF reached a consensus on Issue 02-16, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor's products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor's product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. The provisions of this consensus will be applied prospectively. The Company is evaluating its agreements with vendors to determine the appropriate presentation of certain considerations, primarily cooperative advertising.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45),
"Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN
45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 31, 2002. In addition, FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 31, 2002. The Company is currently evaluating the impact adoption will have on its financial statements and related disclosures.

In January 2003,FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. SFAS 46 requires the consolidation of a variable interest entity (including a special purpose entity such as that utilized in an accounts receivable securitization transaction) by a company that bears that majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of FIN 46 are required to be adopted by the Company in fiscal 2003. The Company believes that the adoption of FIN 46 will not have any affect on the Company's results of operations or its financial position.

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

Cost of Rental Product

Cost of rental product includes revenue sharing expense, amortization of videocassettes, DVDs and games, the book value of previously viewed movies and games and the book value of rental inventory loss.

Cash and Cash Equivalents

The Company considers highly liquid investment instruments, with an original maturity of three months or less, to be cash equivalents. The carrying amounts of cash and cash equivalents equals fair value.

Inventories

Merchandise inventories, consisting primarily of video games, new movies for sale, concessions, and accessories held for resale, are stated at the lower of cost or market (or, in the case of rental inventory transferred to merchandise inventory at the carrying value thereof at the time of transfer). Cost of sales is determined using an average costing method.

Rental inventory, which includes VHS videocassettes, DVDs and video games is stated at cost and amortized over its estimated useful life to a specified residual value. Shipping and handling charges related to rental and merchandise inventory are included in the cost of such inventory. See Notes 4 through 6 for a discussion of the amortization policy applied to rental inventory.

Property, Equipment, Depreciation and Amortization

Property is stated at cost and is depreciated on a straight-line basis for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to ten years. Leasehold improvements are amortized primarily over ten years, which generally approximates the term of the lease.

Additions to property and equipment are capitalized and include acquisitions of property and equipment, costs incurred in the development and construction of new stores, major improvements to existing property and major improvements in management information systems including certain costs incurred for internally developed computer software. Maintenance and repair costs are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized. As property and equipment is sold or retired, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss thereon is recorded.

Long-lived Assets

The Company reviews for impairment of long-lived assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports for indicators of impairment. The Company considers a trend of unsatisfactory operating results that are not in line with management's expectations to be its primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). The Company deems a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount of the store exceeds its fair value. Fair value is estimated using a discounted future cash flow valuation technique similar to that used by management in making a new investment decision. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges in 2002 or 2001. See Note 9 for estimated impairments at December 31, 2000.

The Company reviews goodwill and intangible assets on an annual basis or whenever events or circumstances occur indicating that goodwill may be impaired. When the Company is evaluating for possible impairment of goodwill, it compares the present value of future cash flows of its reporting unit, which is defined as the Companies 1,831 video stores, to the goodwill recorded. If this indicates that the goodwill is impaired, the Company would record a charge to the extent that the goodwill balance would be adjusted to that of the present value of future cash flows.

Store Closure Reserves

Reserves for store closures were established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, if any, and were expensed along with any leasehold improvements. Store furniture and equipment was either transferred at historical costs to another location or disposed of and written-off.

Litigation Liabilities

All material litigation loss contingencies, which are judged to be both probable and estimable, are recorded as liabilities in the Consolidated Financial Statements in amounts equal to the Company's best estimates of the costs of resolving or disposing of the underlying claims. These estimates are based upon judgments and assumptions. The Company regularly monitors its estimates in light of subsequent developments and changes in circumstances and adjusts its estimates when additional information causes the Company to believe that they are no longer accurate. If no particular amount is determined to constitute the Company's best estimate of a particular litigation loss contingency, the amount representing the low end of the range of the Company's estimate of the costs of resolving or disposing of the underlying claim is recorded as a liability and the range of such estimates is disclosed.

Treasury Stock

In accordance with Oregon law, shares of common stock are automatically retired and classified as available for issuance upon repurchase.

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

The Company's receivables do not represent significant concentrations of credit risk at December 31, 2002, due to the wide variety of customers, markets and geographic areas to which the Company's products are rented and sold.

Accounting for Stock-based Compensation

At December 31, 2002, the Company had three stock-based compensation plans, which are described more fully in Note 19. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."

                                      Year Ended December 31,
                       --------------------------------------------------------
                             2002                 2001                2000
                       ----------------  -------------------  -----------------
Net income (loss)
  as reported              $241,845            $100,416             $(530,040)
Add: Stock-based
  compensation expense
  included in reported
  net income, net of
  tax related tax
  effects                       596               2,378                    --
Deduct: Total stock-
  based employee
  compensation expense
  under fair value
  based method for all
  awards, net of
  related tax effects        (7,941)             (4,180)               (8,846)
                           --------            --------             ---------
Pro forma net income       $234,500            $ 98,614             $(538,886)
                           ========            ========             =========
Earnings (loss)
 per Share:
  Basic--as reported       $   4.23            $   2.05             $  (11.48)
  Basic--pro forma             4.10                2.01                (11.68)
  Diluted--as reported         3.88                1.90                (11.48)
  Diluted--pro forma           3.87                1.93                (11.68)


See Note 19 for the assumptions and methodologies used to determine the fair value of stock-based compensation.

Comprehensive Income

Comprehensive income (loss) is equal to net income (loss) for all periods presented.

Advertising

The Company receives cooperative reimbursements from vendors as eligible expenditures are incurred relative to the promotion of rental and sales product. Advertising costs, net of these reimbursements, are expensed as incurred. Advertising expense was $4.5 million, $5.1 million and $25.6 million for 2002, 2001 and 2000, respectively.


2.   ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2002 and 2001 consists of (in thousands):

                                         ----------------------
                                             2002        2001
                                         ----------   ---------
      Construction receivables           $    2,079   $     600
      Additional rental fees                 18,450      18,200
      Marketing                              14,399      12,253
      Due from employees                        533       2,051
      Licensee receivables                      631         623
      Other                                   1,360         389
                                         ----------   ---------
                                             37,452      34,116

      Allowance for doubtful accounts        (2,456)     (5,060)

                                         ----------   ---------
                                         $   34,996   $  29,056
                                         ==========   =========

The carrying amount of accounts receivable approximates fair value because of the short maturity of those receivables. The allowance for doubtful accounts is primarily for marketing and due from employees.


3.   RENTAL INVENTORY

Rental inventory as of December 31, 2002 and 2001 consists of (in thousands):

                                         -------------------------
                                             2002           2001
                                         ----------     ----------
   Rental inventory                      $  722,582     $  675,469
   Less accumulated amortization           (462,392)      (484,453)
                                         ----------     ----------
                                         $  260,190     $  191,016
                                         ==========     ==========

Amortization expense related to rental inventory was $218.9 million, $180.2 million and $340.8 million in 2002, 2001 and 2000, respectively, and is included in cost of rental product. Amortization in 2000 included a $164.3 million charge for changes in estimated useful lives and salvage values of various types of rental product (see Note 6). As rental inventory is transferred to merchandise inventory and sold as previously-viewed product, the applicable cost and accumulated amortization are eliminated from the accounts, determined on a first-in-first-out ("FIFO") basis applied in the aggregate to monthly purchases.


4.  RENTAL INVENTORY AMORTIZATION POLICY

The Company manages its rental inventories of movies as two distinct categories, new release and catalog. New releases, which represent the majority of all movies acquired, are those movies which are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, represents an investment in those movies the Company intends to hold for an indefinite period of time and represents a historic collection of movies which are maintained on a long-term basis for rental to customers. In addition to acquiring catalog movies from studios upon their initial release, the Company acquires previously released or older movies for catalog inventories to support new store openings and the build-up of title selection, primarily for new platforms such as DVD.

Beginning October 1, 2002, purchases of new release movies are amortized over four months to current estimated average residual values of approximately $2.00 for VHS and $4.00 for DVD (net of estimated allowances for losses). Purchases of VHS and DVD catalog are amortized on a straight-line basis over twelve months and sixty months, respectively, to estimated residual values of $2.00 for VHS and $4.00 for DVD (see Note 5).

For new release movies acquired under revenue sharing arrangements, the studios' share of rental revenue is charged to cost of rental net of average estimated residual values which are approximately equal to the residual values of purchased inventory, as outlined above. The expense is recorded as revenue is earned on the respective revenue sharing titles.

The majority of games purchased are amortized over four months to an average residual value below $5.00. Games that the Company expects to keep in rental inventory for an indefinite period of time are amortized on a straight-line basis over two years to a current estimated residual value of $5.00.


5.  CHANGE IN ACCOUNTING ESTIMATE FOR RENTAL INVENTORY - 2002

The Company regularly evaluates and updates rental inventory accounting estimates. Effective October 1, 2002, estimated average residual values on new release movies was reduced from $3.16 to $2.00 for VHS and from $4.67 to $4.00 for DVD. In addition, the estimated residual value of catalog DVD inventory was reduced from $6.00 to $4.00. As a result of these changes in estimate, cost of rental product revenue in 2002 was $4.1 million higher and net income per share (basic and diluted) was $0.04 lower.


6.  CHANGE IN ACCOUNTING ESTIMATE FOR RENTAL INVENTORY - 2000

Prior to the change in estimate effective October 1, 2002 (see Note 5) the Company previously made the following changes in estimate effective October 1, 2000 (see Note 4 for our current estimates):

Catalog VHS product began to amortize over an estimated useful life of one year compared to the previous estimate of five years to an estimated residual value of $2 compared to the previous estimate of $6. For new release tapes acquired under revenue sharing, the studios share of rental revenue was expensed, net of an average value established in rental inventory of $3 compared to the previous estimate of $4. New release VHS purchases were amortized to an average value of approximately $4 in the first four months compared to the previous estimate of $8. DVD purchases defined as new release began to depreciate over four months. Prior to the change in estimate, all purchases of DVD rental inventory were amortized straight-line to a residual value of $6 in 60 months. Game inventory residual value was reduced from $8 to $5.

The change resulted in a $164.3 million increase to amortization expense in the fourth quarter of 2000 and is classified as cost of rental on the consolidated statement of operations. This change in estimate increased net loss by $164.3 million and increased net loss per share (basic and diluted) by $3.56.


7.   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002 and 2001 consists of (in thousands):

                                              ---------------------
                                                 2002        2001
                                              ---------  ----------
        Fixtures and equipment                $ 187,300  $  165,723
        Leasehold improvements                  380,047     360,569
        Equipment under capital lease            15,784      15,879
        Leasehold improvements under
         capital lease                           37,112      37,112
                                              ---------  ----------
                                                620,243     579,283
        Less accumulated depreciation
         and amortization                      (364,746)   (308,697)
                                              ---------  ----------
                                              $ 255,497  $  270,586
                                              =========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $24.4 million and $17.5 million at December 31, 2002 and 2001, respectively. Depreciation expense related to property, plant and equipment was $59.3 million, $61.9 million and $114.2 million in 2002, 2001 and 2000, respectively.


8.  STORE CLOSURE RESTRUCTURING

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

Revenue for the stores under the Restructuring Plan was $6.3 million, $13.8 million and $15.5 million in 2002, 2001 and 2000, respectively. Operating results (defined as income or loss before interest expense and income taxes) was $.9 million loss, $2.5 million loss and $1.8 million in 2002, 2001 and 2000, respectively. The operating results for the stores in the Restructuring Plan were included in the Consolidated Statement of Operations.

During the twelve months ended December 31, 2001, the Company closed 12 of the stores included in the plan and incurred $329,867 in expenses related to the closures and received $450,000 to exit one of the leases. During the twelve months ended December 31, 2002, the Company closed one store included in the plan and incurred $90,000 in closure expenses.

In December of 2001 and 2002, the Company amended the Restructuring Plan and removed 16 stores and 2 stores from the closure list, respectively. In accordance with the amended plans, and updated estimates on closing costs, the Company reversed $3.8 million and $0.8 million of the original $16.9 million charge, leaving a $3.7 million and $2.8 million accrual balance at December 31, 2001 and 2002, respectively, for store closing costs. At December 31, 2002, twelve stores remained to be closed under the Restructuring Plan.


9.  IMPAIRMENT OF LONG-LIVED ASSETS

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


10.   GOODWILL AND INTANGIBLE ASSETS

Goodwill was $64.9 million as of December 31, 2002 and 2001 and represents the excess of cost over the fair value of net assets purchased net of accumulated amortization and impairment charges recorded prior to the adoption of FAS 142.

In July 2001, the FASB issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16 and eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill and non-amortizing intangible assets shall be adjusted whenever events or circumstances occur indicating that goodwill has been impaired. The Company has completed its impairment testing of the valuation of its goodwill and has determined that there is no impairment. SFAS 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet criteria for recognition under SFAS 141 were reclassified to goodwill. The Company adopted SFAS 142 on January 1, 2002, the beginning of fiscal 2002. Application of the non-amortization provisions of SFAS 142 to goodwill and to the Company's trade-name right resulted in an increase in net income of $3.2 million for the year ended December 31, 2002. Had the non-amortization provisions of SFAS 142 been in place in the years ended December 31, 2001 and 2000, net income would have been $3.1 million and $29.9 million higher, respectively.


The components of intangible assets are as follows (in thousands):

                      December 31,                 December 31,
                         2001         Additions        2002
                      ------------    ---------    ------------
Goodwill              $    64,934     $       -    $     64,934
Trade-name rights           4,612           733           5,345
                      ------------    ---------    ------------
                      $    69,546     $     733    $     70,279
                      ============    =========    ============


The following table summarizes the pro forma impact of excluding amortization of intangible assets for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

                                              Year Ended December 31,
                                          --------  --------  ---------
                                            2002      2001       2000
                                          --------  --------  ---------
Net income(loss), as reported             $241,845  $100,416  $(530,040)
 Add back: Amortization of
  intangible assets, net of tax                  -     3,116     29,904
                                          --------  --------  ---------
Pro forma net income(loss)                $241,845  $103,532  $(500,136)
                                          ========  ========  =========

Basic net income(loss) per share:
 As reported                              $   4.23  $   2.05  $  (11.48)
 Pro forma net income(loss) per share     $   4.23  $   2.11  $  (10.84)

Diluted net income(loss) per share:
 As reported                              $   3.88  $   1.90  $  (11.48)
 Pro forma net income(loss) per share     $   3.88  $   1.96  $  (10.84)


11. REEL.COM DISCONTINUED E-COMMERCE OPERATIONS

On June 12, 2000, the Company announced that it would close down the e-commerce business of Reel.com. Although the Company had developed a leading web-site over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its superstore cash flow. As a result of the discontinuation of Reel.com's e-commerce operations, the Company recorded a total charge of $69.3 million in the second quarter of 2000, of which $48.5 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in merchandise sales. The $48.5 million charge included $27.3 million of accrued liabilities for contractual obligations, lease commitments, anticipated legal claims, legal fees, financial consulting, and other professional services incurred as a direct result of the closure of Reel.com. The charge was reduced by $1.6 million to $46.9 million in the fourth quarter of 2000, and also reduced by $3.3 million and $12.4 million in 2001 and 2002, respectively, because the Company was able to negotiate termination of certain obligations and lease commitments more favorably than originally anticipated. As of December 31, 2002, the Company had paid for all accrued liabilities, net of reductions, and does not anticipate further adjustments.


12.   OPERATING LEASES

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. The Company's stores generally have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $213.2 million, $212.7 million and $206.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $42.1 million, $40.4 million and $37.4 million for the years ended December 31, 2002, 2001 and 2002, respectively.

At December 31, 2002, the future minimum annual rental commitments under non-cancelable operating leases were as follows (in thousands):

               ------------------------------
               Year Ending         Operating
               December 31,         Leases
               ------------------------------
               2003                $224,354
               2004                 219,712
               2005                 209,430
               2006                 189,884
               2007                 159,919
               Thereafter           417,361


13.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes accrued revenue sharing (amounts accrued pursuant to revenue sharing arrangements in which the Company had not yet received an invoice). Accrued revenue sharing was $15.9 million and $20.6 million at December 31, 2002, and 2001, respectively.

Accrued liabilities as of December 31, 2002 and 2001 consist of
(in thousands):
                                         ----------------------
                                            2002         2001
                                         ----------   ---------

      Payroll and benefits               $   24,136   $  25,143
      Property taxes and common
       area maintenance                       9,313      10,241
      Gift cards and coupons                 15,672      13,940
      Marketing                               5,815       8,054
      Store closures and lease
       terminations                           4,453       7,977
      Reel.com restructuring                      -      15,000
      Property plant and equipment           10,531       2,961
      Other operating and general
       administration                        38,512      29,483
                                         ----------   ---------
                                         $  108,432   $ 112,799
                                         ==========   =========


14.   EMPLOYEE BENEFIT PLANS

The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual claims in excess of $100,000 and for annual Company claims that exceed approximately $8.7 million in the aggregate. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. Adjustments, if any, to recorded estimates of the Company's potential claims liability will be reflected in results of operations for the period in which such adjustments are determined to be appropriate on the basis of actual payment experience or other changes in circumstances.

The Company has a 401(k) plan in which eligible employees may elect to contribute up to 20% of their earnings. Eligible employees are at least 21 years of age, have completed at least one year of service and work at least 1,000 hours in a year. The Company currently matches 25% of the employee's first 6% of contributions.

Beginning in April 2000, the Company offered a deferred compensation plan to certain key employees designated by the Company. The plan allows for the deferral and investment of current compensation on a pre-tax basis. The Company has accrued approximately $140,660 and $112,069 related to this plan at December 31, 2002 and 2001, respectively.

Beginning in January 2002, the Company offered a 401(k) supplemental plan that allows our highly compensated employees the ability to receive the full 25% employer match on the first 6% of contributions that is not available under the Company's 401(k) plan. The plan allows for the deferral and investment of current compensation on a pre-tax basis. The Company has accrued approximately $373,829 in the year ended December 31, 2002.


15. RELATED PARTY TRANSACTIONS

In May 2000, the Company's Board of Directors approved a five-year $15 million loan to Mr. Mark J. Wattles (with a secondary security interest in the Company's common stock that he owned), which bore interest at an annual rate equal to the greater of ten percent or the minimum rate required under the Internal Revenue Code and regulations thereunder, to avoid imputed interest on loans to affiliated persons. In December 2000, the Company's Board of Directors determined that because the Company's common stock that Mr. Wattles owned was worth less than the primary security interest (which was ahead of the Company's secondary security interest) the loan was uncollectable and directed the Company to write-off the loan.

On January 25, 2001, the Compensation Committee of the Board of Directors of the Company unanimously approved an employment agreement between the Company and Mark J. Wattles as President and Chief Executive Officer. Pursuant to the terms of the agreement, on January 25, 2001, Mr. Wattles received a grant of $3.28 million in common stock (3 million shares).

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles employment agreement in January 2001. These stores are operated by Boards and are not included in the 1,831 stores operated by the Company. Mark Wattles, the Company's Founder, Chief Executive Officer and President, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2% of revenue and may purchase product and services from the Company. As of December 31, 2002, Boards operated nine stores. Under the arrangement, Boards has 30 day payment terms and has incurred license fees, royalties, and purchased product and services from the Company totaling $5.0 million, of which, $4.4 has been paid in full as of December 31, 2002, leaving an outstanding balance due to the Company of $0.6 million.


16.  LONG-TERM OBLIGATIONS AND LIQUIDITY

The Company had the following long-term obligations as of December 31, 2002 and 2001 (in thousands):

                                                      December 31,
                                              -----------    ----------
                                                 2002            2001
                                              -----------    ----------
Borrowings under credit facilities            $   107,500    $  240,000
Senior subordinated notes due 2011 (1)            225,000             -
Senior subordinated notes due 2004 (2)            250,000       250,000
Obligations under capital leases                   10,178        24,002
                                              -----------    ----------
                                                  592,678       514,002
Current portions:
   Credit facilities                               17,500        98,500
   Capital leases                                  10,178        13,414
                                              -----------    ----------
                                                   27,678       111,914
   Subordinated notes to be retired
   with cash held by trustee                      203,932             -

Total long-term obligations
 net of current portion and notes to          -----------    ----------
 be retired with cash held by trustee         $   361,068    $  402,088
                                              ===========    ==========

(1) Coupon payments at 9.625% are due semi-annually in March and September.

(2) On December 18, 2002, the Company called $203.9 million of the notes, which were redeemed on January 17, 2003. The remaining $46.1 million was called on January 17, 2003 and redeemed on February 18, 2003.

On March 11, 2002, the Company completed a public offering of 8,050,000 shares of its common stock, resulting in proceeds of $120.8 million before fees and expenses, of which $114 million was applied to the repayment of borrowings under the Company's prior revolving credit facility.

On March 18, 2002, the Company obtained senior bank credit facilities from a syndicate of lenders led by UBS Warburg LLC and applied a portion of initial borrowings thereunder to repay all remaining borrowings under the Company's prior revolving credit facility, which was then terminated. The bank credit facilities consist of a $150.0 million senior secured term facility maturing in 2004 and a $25.0 million senior secured revolving credit facility maturing in 2004. The interest payable on the credit facilities is based on variable interest rates (LIBOR or the prime bank rate at our option). At December 31, 2002 the Company had a total of $107.5 million outstanding under the senior secured term facility, no outstanding balance on the $25.0 million senior secured revolving credit facility and was in compliance with all financial covenants.

On December 18, 2002, the Company completed the sale of $225 million 9.625% senior subordinated notes due 2011. The Company delivered the net proceeds to an indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004 including accrued interest and the required call premium. At December 31, 2002, the trustee was holding $218.5 million and the Company continued to carry the $250 million 10.625% senior subordinated notes on its balance sheet. On January 17, 2003, the redemption of $203.9 million of the notes was completed.

The senior subordinated notes due 2011 are redeemable, at the option of the Company, beginning in March 15 2007, at rates starting at 104.8% of principal amount reduced annually through March 15, 2009, at which time they become redeemable at 100% of the principal amount. The terms of the notes may restrict, among other things, payment of dividends and other distributions, investments, the repurchase of capital stock or subordinated indebtedness, the making of certain other restricted payments, the incurrence of additional indebtedness or liens by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the notes will have the right to require the Company to repurchase such holder's notes at 101% of principal amount thereof.

On January 16, 2003, the Company completed the closing of new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. The Company used the net proceeds from the transaction to repay amounts outstanding under the Company's existing credit facilities which were due in 2004, redeem the remaining $46.1 million outstanding principal amount of the Company's 10.625% senior subordinated notes due 2004 and for general corporate purposes. The Company completed the redemption of the 10.625% senior subordinated notes on February 18, 2003.

Revolving credit loans under the new facility bear interest, at the Company's option, at an applicable margin over the bank's base rate loan or the LIBOR rate. The initial margin over LIBOR was 3.5% for the term loan facility and will step down if certain performance targets are met. The credit facility contains financial covenants (determined in each case on the basis of the definitions and other provisions set forth in such credit agreement), some of which may become more restrictive over time, that include a (1) maximum debt to adjusted EBITDA test, (2) minimum interest coverage test, and (3) minimum fixed charge coverage test. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement.

After giving effect to all the transactions described above, maturities on long-term obligations at December 31, 2002 for the next five years would have been as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2003                         -        15,000       10,178      25,178
2004                         -        20,000            -      20,000
2005                         -        20,000            -      20,000
2006                         -        20,000            -      20,000
2007                         -        20,000            -      20,000
Thereafter             225,000       105,000            -     330,000
                   -----------    ----------    ---------   ---------
                    $  225,000    $  200,000    $  10,178   $ 435,178
                   -----------    ----------    ---------   ---------


As of December 31, 2002, the fair value of the 10.625% senior subordinated notes due 2004 was $256.7 million and the fair value of the 9.625% senior subordinated notes due 2011 was $229.5 million. The fair value of the notes was based on quoted market prices as of December 31, 2002. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of December 31, 2002.

As of December 31, 2002, the Company had $1.1 million of outstanding letters of credit.


17.  INCOME TAXES

The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2002, 2001 and 2000 consists of (in thousands):


                                      ------------------------------
                                         2002 	    2001      2000
                                      ----------  --------  --------
        Current:
         Federal                      $  (3,507)  $    312  $  3,396
         State                            2,107        816     2,391
                                      ---------   --------  --------
         Total current provision
           (benefit)                     (1,400)     1,128     5,787

        Deferred:
         Federal                        (81,076)   (30,852)   22,523
         State                          (14,325)    (7,544)    3,282
                                      ---------   --------  --------
         Total deferred liability
           (benefit)                    (95,401)   (38,396)   25,805
                                      ---------   --------  --------
         Total provision (benefit)    $ (96,801)  $(37,268) $ 31,592
                                      =========   ========  ========

The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. These taxes are included in the current provision for state and local income taxes. Certain acquisitions in 1995 and the Reel.com acquisition in 1998 yielded non-deductible goodwill which is reflected in the tax rate reconciliation below. The tax impact of purchase accounting adjustments is reflected in deferred taxes. The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income (loss) from continuing operations before income taxes for the three years ended December 31 is analyzed below:

                                               --------------------------
                                                 2002      2001     2000
                                               --------  -------  -------
       Statutory federal rate
        provision (benefit)                       34.0%    34.0%  (34.0%)
       State income taxes, net of
        federal income tax benefit                 3.9      4.4     (3.5)
       Amortization of non-deductible
        Goodwill                                     -      0.1      2.6
       Net non-deductible expenses                 0.4      3.8        -
       Unused federal credits                     (0.6)    (1.2)       -
       Increase (decrease)in valuation
        allowance                               (103.4)  (100.5)    41.3
       Other, net                                    -      0.4     (0.1)
                                               --------  -------  -------
                                                 (65.7%)  (59.0%)    6.3%
                                               ========  =======  =======

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities from continuing operations at December 31 are as follows (in thousands):

                                                ----------------------
                                                    2002        2001
                                                ----------   ---------
      Deferred tax assets:
       Tax loss carryforward                      $102,131    $116,200
       Deferred rent                                 7,027       7,574
       Accrued liabilities and reserves             13,957      18,991
       Tax credit carryforward                       6,623       4,836
       Restructure charges                           3,505      10,360
       Accrued legal settlement                        101         130
       Inventory valuation                          20,803      33,470
       Amortization                                  5,640      11,842
                                                ----------   ---------
       Total deferred tax assets                   159,787     203,403
       Valuation allowance                               -    (147,790)
                                                ----------   ---------
       Net deferred tax assets                     159,787      55,613
                                                ----------   ---------
       Deferred tax liabilities:
       Depreciation and amortization                (8,104)    (13,425)
       Capitalized and financing leases             (3,870)     (3,792)
                                                ----------   ---------
      Total deferred tax liabilities               (11,974)    (17,217)
                                                ----------   ---------
      Net deferred tax asset                      $147,813     $38,396
                                                ==========   =========

The Company believes that it is more likely than not that certain future tax benefits will be realized as a result of current and anticipated future income. Accordingly, the valuation allowance was reduced by $147.8 million in 2002 and $63.4 million in 2001 to reflect anticipated net deferred tax asset utilization. As of December 31, 2002, the Company had approximately $259.0 million of net operating loss carryforwards available to reduce future income taxes. The carryforward periods expire in years 2019 through 2021. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of $4.3 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date. The Company has federal and state tax credit carryforwards of $2.3 million which are available to reduce future taxes. The carryforward periods expire in years 2018 through 2022, or have no expiration date.

The Company realized a tax benefit in the amount of $12.8 million in 2002 as a result of the exercise of employee stock options. For financial reporting purposes, the impact of this tax benefit is credited directly to shareholders' equity.

Certain contingencies related to income taxes are discussed in Note 22, "Contingencies and Other Commitments."


18.  SHAREHOLDERS' EQUITY

Preferred Stock

At December 31, 2002, the Company was authorized to issue 25,000,000 shares of preferred stock in one or more series. With the exception of 3,119,737 shares which have been designated as "Series A Redeemable Preferred Stock" but have not been issued, the Board of Directors has authority to designate the preferences, special rights, limitations or restrictions of such shares.

Common Stock

On March 11, 2002, the Company completed a public offering of 8,050,000 shares of its common stock.

On January 24, 2000, the Company issued to Rentrak Corporation 200,000 shares of common stock as part of a litigation settlement.


19.   STOCK OPTION PLANS

In general, the Company's stock option plans provide for the granting of options to purchase Company shares at a fixed price. It has been the Company's Board of Directors general policy to set the price at the market price of such shares as of the option grant date. The options generally have a nine year term and become exercisable on a pro rata basis over the first three years or at such other periods as determined by the Board. The Company adopted stock option plans in 1993, 1997 and 2001 providing for the granting of non-qualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees up to an aggregate of 21,000,000 shares of common stock. The Company granted non-qualified stock options pursuant to the 1993, 1997 and 2001 Plans totaling 3,311,368, 11,063,683 and 2,510,650 in 2002, 2001 and 2000,
respectively. The Company cancelled 2.2 million, 4.0 million and 5.1 million of stock options in 2002, 2001 and 2000, respectively.

The Company has elected to follow APB No. 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized upon the date of grant. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000:

                                    -----------------------------
                                        2002    2001     2000
                                    -----------------------------
      Risk free interest rate          2.17%    3.87%    4.87%
      Expected dividend yield             0%       0%       0%
      Expected lives                  4 years  3 years  5 years
      Expected volatility               108%     100%      98%

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

Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during 2002, 2001 and 2000 (excluding the options assumed in connection with the Reel.com acquisition) was $8.82, $1.55, and $5.32 per share subject to the option, respectively.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The value of options issued in connection with the Reel.com acquisition are excluded from the pro forma disclosure as the value of these options was part of the acquisition purchase price.

The Company's pro forma information is as follows (in thousands, except per share amounts):

                                      Year Ended December 31,
                       --------------------------------------------------------
                             2002                 2001                2000
                       ----------------  -------------------  -----------------
Net income (loss)
  as reported              $241,845            $100,416             $(530,040)
Add: Stock-based
  compensation expense
  included in reported
  net income, net of
  tax related tax
  effects                       596               2,378                    --
Deduct: Total stock-
  based employee
  compensation expense
  under fair value
  based method for all
  awards, net of
  related tax effects        (7,941)             (4,180)               (8,846)
                           --------            --------             ---------
Pro forma net income       $234,500            $ 98,614             $(538,886)
                           ========            ========             =========
Earnings (loss)
 per Share:
  Basic--as reported       $   4.23            $   2.05             $  (11.48)
  Basic--pro forma             4.10                2.01                (11.68)
  Diluted--as reported         3.88                1.90                (11.48)
  Diluted--pro forma           3.87                1.93                (11.68)

Pro forma diluted shares were 60,662,392 and 51,095,451 in 2002 and 2001, respectively, and are different from diluted shares as reported because of the pro forma unamortized stock option compensation at the end of each period that would result in a reduction of diluted shares. Due to the Company's loss in 2000, a calculation of earnings per share assuming dilution is not required. In 2000 dilutive securities consisting of options exercisable for 5.4 million shares of common stock were excluded from the reported and pro forma calculations due to the net loss.

A summary of the Company's stock option activity and related information for 2002, 2001 and 2000 is as follows (in thousands, except per share amounts):

                                                    Weighted
                                                     Average
                                                    Exercise
                                           Shares     Price
                                          --------  --------
      Outstanding at December 31, 1999       8,187  $  11.49
        Granted                              2,511      7.01
        Exercised                             (226)     3.52
        Cancelled                           (5,050)    11.81
                                          --------  --------
      Outstanding as December 31, 2000       5,422      9.45
        Granted                             11,064      2.05
        Exercised                             (181)     6.24
        Cancelled                           (3,951)     7.39
                                          --------  --------
      Outstanding as December 31, 2001      12,354      3.52
        Granted                              3,311     13.47
        Exercised                           (2,318)     2.39
        Cancelled                           (2,199)     7.32
                                          --------  --------
      Outstanding as December 31, 2002      11,148  $   5.96
                                          ========  ========

The 3.3 million options granted in 2002 were granted with an exercise price equal to market value.

A summary of options outstanding and exercisable at December 31, 2002 is as follows (in thousands, except per share amounts):

                    ------------------------------   -------------------
                        Options Outstanding          Options Exercisable
                    ------------------------------   -------------------
                              Weighted
                               Average    Weighted              Weighted
                             Remaining     Average               Average
   Range of                       Life    Exercise              Exercise
Exercise Prices    Options   (in years)      Price   Options       Price
----------------   -------   ---------    --------   -------    --------
$ 1.000 - $1.090     5,243        7.24    $   1.09     1,102    $   1.09
  1.094 -  1.563     1,007        7.22        1.50       146        1.24
  2.040 - 12.000     2,997        7.72        9.43       268        6.79
 12.010 - 20.390     1,901        6.49       16.29       599       17.65
                    ------   ---------    --------   -------    --------
                    11,148        7.24    $   5.96     2,115    $   6.51
                    ======   =========    ========   =======    ========


In the first quarter of 2000, the Company granted stock options to approximately fifty key employees. The grants were for the same number of shares issued to these employees prior to January 1, 2000. In the third quarter of 2000, the Company cancelled the stock options that were issued prior to January 1, 2000 for the fifty employees. The grant and cancellation of the same number of options for these employees resulted in variable accounting treatment for the related options for 850,000 shares of the Company's common stock. Variable accounting treatment resulted in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. In 2002, the variable options were canceled and the Company reversed expense that was recognized in 2001 on the canceled options. Options subject to variable accounting outstanding at December 31, 2002, 2001 and 2000 were 0, 482,750 and 850,000, respectively. The Company reversed compensation expense in 2002 of $2.6 million relating to the variable stock options compared to compensation expense of $2.7 million in 2001. No compensation expense was recorded relating to the variable options in 2000.

The Company recorded compensation expense related to certain stock options issued below the fair market value of the related stock. The Company recorded compensation expense in the amount of $1.0 million and $1.4 million for the year ended December 31, 2002 and 2001, respectively. There was no such compensation expense recorded in 2000.


20.  EARNINGS PER SHARE

A reconciliation of the basic and diluted per share computations for 2002, 2001 and 2000 is as follows (in thousands, except per share data):

                                      ----------------------------------
                                                     2002
                                      ----------------------------------
                                                    Weighted      Per
                                                     Average     Share
                                        Income       Shares      Amount
                                      ----------   ---------   ---------
Income before extraordinary item      $  244,071      57,202   $    4.27
Extraordinary loss on extinguishment
 of debt(net of income tax benefit
 of $1,308)                               (2,226)                   (.04)
                                      ----------   ---------   ---------
Income per common share               $  241,845      57,202   $    4.23

Effect of dilutive securities:
 Stock options                                 -       5,188        (.35)
                                      ----------   ---------   ---------
Income per share assuming dilution    $  241,845      62,390   $    3.88
                                      ==========   =========   =========

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
                                      ==========   =========   =========

Due to the Company's loss in 2000, a calculation of earnings per share assuming dilution is not required. Shares subject to antidilutive stock options excluded from the calculation of diluted income (loss) in 2002, 2001, and 2000 were .8 million, 3.0 million and 5.4 million, respectively.


21.  SPECIAL AND/OR UNUSUAL ITEMS

The Company incurred the following special and/or unusual charges in 2002, 2001 and 2000.

2002 and 2001

In December of 2002 and 2001, the Company amended its store closure Restructuring Plan by removing stores from the closure list. In accordance with the amended plans, and updated estimates on closing costs, the Company reversed $0.8 million and $3.8 million, respectively, of the original $16.9 million charge recorded in the fourth quarter of 2000 (Note 8).

In the second quarter of 2002, and in the fourth quarter of 2001, the Company reversed $12.4 million and $3.3 million, respectively, of accrued liabilities related to the discontinuation of Reel.com's e-commerce operations because the Company was able to negotiate termination of certain obligations, lease commitments and legal contingencies more favorably than originally anticipated (Note 11).

2000

On June 12, 2000, the Company announced that it would close down the e-commerce business of Reel.com. As a result, the Company recorded a total charge of $67.7 million, of which $46.9 million was classified as a restructuring charge on the consolidated statement of operations and $20.8 million was included in cost of product sales (Note 11).

Effective October 1, 2000, the Company changed several estimates regarding useful lives and salvage values on various types of rental inventory. As a result, the Company recorded a charge of $164.3 million to cost of rental on the consolidated statement of operations (Note 6).

In the fourth quarter of 2000, the Company developed a plan to close a group of stores by the end of 2001. The assets associated with each identified store were removed from the books and estimated closing costs were accrued resulting in a $16.9 million charge (Note 8).

In accordance with FASB Statement No. 121, the Company recorded a $74.3 million charge to properly value long-lived assets at several stores (Note 9). The charge included a $30 million write-down of goodwill, classified as amortization of intangibles on the consolidated statement of operations, and a $44.3 million write-down of property and equipment, classified as operating and selling.


22.  COMMITMENTS AND CONTINGENCIES

In 1999, Hollywood Entertainment Corporation was named as a defendant in three complaints, which have been consolidated into a single action, entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs sought to certify a class of former and current California salaried Store Managers and Assistant Managers alleging that Hollywood engaged in unlawful conduct by improperly designating its salaried Store Managers and Assistant Store Managers as "exempt" from California's overtime compensation requirements in violation of the California Labor Code. Hollywood maintains that its California Store Managers and Assistant Store Managers were properly designated as exempt from overtime and therefore disputes all claims for damages and other relief made in the lawsuit. The parties have since entered into a settlement agreement, which was given final approval by the court on January 28, 2003.
The class consists of only those individuals employed by Hollywood Entertainment within the State of California as salaried store managers in Hollywood Video stores during the period from January 25, 1995 to March 31, 2002, and only those employed by Hollywood Entertainment within the State of California as salaried assistant managers in Hollywood Video stores during the period from January 25, 1995 to December 31, 1999, who did not opt-out of the settlement. The Company believes, based upon the agreement, it has provided adequate reserves in connection with the settlement agreement.

On November 15, 2000, 3PF, a subsidiary of Rentrak Corporation filed a demand for arbitration with the American Arbitration Association, Case No. 75 181 00413 00 GLO, against Hollywood Entertainment Corporation and Reel.com. 3PF and Reel.com entered into a Warehousing and Distribution Agreement (Agreement) on February 7, 2000. 3PF alleged that, as a result of the discontinuation of Reel.com operations, Reel.com was in default under the Agreement, failed to perform material obligations under the Agreement, and failed to pay amounts due 3PF. On May 15, 2002, Hollywood, 3PF and Rentrak Corporation entered into a settlement agreement encompassing all claims between the two parties including counterclaims and causes of action that were asserted or could have been asserted and agreed to the dismissal of the arbitration case.

The Company has been under examination by the Internal Revenue Service (IRS) for the tax years 1994 through 1997. In connection with those examinations, the IRS proposed adjustments for tax years 1994 through 1997, which the Company did not agree with at the exam or appeals level. In April 2001, the IRS issued a Notice of Deficiency (the Notice) for tax years 1994 through 1997 with respect to various issues. In July 2001, the Company filed a petition in United States Tax Court requesting a re-determination of the proposed deficiency. In January 2003, the IRS and the Company reached a tentative settlement agreement related to the various issues and established deferred tax assets in the amount of $3.1 million.

Hollywood Entertainment Corporation has been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and extended rental period charges. Hollywood has vigorously defended these actions and maintains that the terms of its extended rental charge policy are fair and legal. (Some of Hollywood's major competitors have settled similar litigation by agreeing, in addition to other remedies, to modify their extended rental policies to conform very closely to Hollywood's existing policy.) Hollywood has been successful in obtaining dismissal of three of the actions filed against it. Two of the lawsuits have been consolidated in a nationwide class action entitled, George Curtis and Karl
G. Anuta, on behalf of themselves and the class of similarly situated customers of Hollywood Video, Plaintiffs, and Michael DeLong, Intervenor-Plaintiff v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA, in the Superior Court of King County, Washington. Hollywood and the plaintiffs in this nationwide class action have entered into a settlement agreement and are seeking preliminary approval from the King County Superior Court. Final approval of this settlement would fully and finally resolve all class actions with regard to Hollywood's membership application and extended rental period charges. (An individual plaintiff can opt out of the class and bring an action in his or her own name but could not bring a class action.)
The Company believes, based upon the settlement agreement, it has provided adequate reserves in connection with these lawsuits. In addition, the Company does not believe the pending settlement will have any material effect on its methods of operating or on its future results of operations.

The Company has been named to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operation, financial condition or liquidity.


23.  SEGMENT REPORTING

The Company identifies its segments based on management responsibility. The Company only operated one segment in 2002 and 2001, the Hollywood Video segment consisting of the Company's 1,831 and 1,801 retail stores, respectively, located in 47 states. The Company operated two segments during the first six months of 2000, the Hollywood Video segment, consisting of the Company's 1,818 retail stores located in 47 states, and the Reel.com segment, primarily an e-commerce company specializing in movies. During June 2000, the Company announced the discontinuation of e-commerce operations of Reel.com (Note 11). All assets of Reel.com were transferred to the Hollywood Video segment on June 12, 2000. The Company measures segment profit as operating income (loss), which is defined as income (loss) before interest expense and income taxes. Information on segments and reconciliation to operating income (loss) are as follows (in thousands):


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


(1) Excludes the $164.3 million charge for amortization policy change in estimate (Note 6).

(2) Excludes the $74.3 million charge for the impairment of long-lived assets (Note 9).


24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows (in thousands, except per share data):

                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2002                            ---------  ---------  ---------  ---------
-------------------------
 Total revenue                  $ 363,648  $ 345,261  $ 369,022  $ 412,135
 Gross profit                     223,009    216,810    228,425    248,293
 Income from
  operations                       40,935     51,818     41,984     54,590
 Net income before
  extraordinary loss               28,669     51,818     41,984     54,590
 Net income                        26,443     41,456     31,945    142,001
 Net income before
  extraordinary loss
  per share:
     Basic                           0.56       0.71       0.54       2.39
     Diluted                         0.50       0.64       0.50       2.21
 Net income
  per share:
     Basic                           0.51       0.71       0.54       2.39
     Diluted                         0.46       0.64       0.50       2.21


                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2001                            ---------  ---------  ---------  ---------
-------------------------
 Total revenue                  $ 342,245  $ 325,072  $ 344,914  $ 367,272
 Gross profit                     197,804    197,239    211,605    228,378
 Income from
  Operations                       18,432     20,441     30,310     50,094
 Net income                         3,526      6,785     15,374     74,731
 Net income
  per share:
     Basic                           0.07       0.14       0.31       1.51
     Diluted                         0.07       0.13       0.28       1.35


                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2000                            ---------  ---------  ---------  ---------
-------------------------
 Total revenue                  $ 335,322  $ 322,636  $ 306,532  $ 331,747
 Gross profit                     196,754    174,023    192,083    (51,873)
 Income (loss) from
  operations                        2,735    (70,074)    18,439   (387,421)
 Net income (loss)                (12,163)   (63,044)       716   (455,549)
 Net income (loss)
  per share:
     Basic                          (0.26)     (1.37)      0.02      (9.85)
     Diluted                        (0.26)     (1.37)      0.02      (9.85)





25. CONSOLIDATING FINANCIAL STATEMENTS

Hollywood Entertainment Corporation (HEC) had only one wholly owned subsidiary as of December 31, 2002, Hollywood Management Company (HMC). HMC is a guarantor of certain indebtedness of HEC, including the obligations under the new credit facilities and the 9.625% senior subordinated notes due 2011. Prior to June 2000, HEC had a wholly owned subsidiary, Reel.com (Reel), that was merged with and into HEC in June 2000. The consolidating condensed financial statements below present the results of operations and financial position of the subsidiaries of the Company.

Consolidating Condensed Balance Sheet
December 31, 2002
(in thousands)

                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,045  $   31,100  $       --  $   33,145
Cash held by trustee for
 Refinancing                              218,531                 218,531
Accounts receivable, net       20,529     218,517    (204,050)     34,996
Merchandise inventories        97,307          --          --      97,307
Prepaid expenses and other
 current assets                11,995       2,777          --      14,772
Total current assets          131,876     470,925    (204,050)    398,751
Rental inventory, net         260,190          --          --     260,190
Property & equipment, net     234,964      20,533          --     255,497
Goodwill, net                  64,934          --          --      64,934
Deferred income tax asset     147,813          --          --     147,813
Other assets, net              17,361       5,838      (4,008)     19,191
Total assets               $  857,138  $  497,296  $ (208,058) $1,146,376

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   27,678  $       --  $       --  $   27,678
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)    203,940       8,140          --     212,080
Accounts payable              204,050     158,423    (204,050)    158,423
Accrued expenses               16,852      91,580          --     108,432
Accrued interest                   --       2,923          --       2,923
Income taxes payable               --       1,151          --       1,151
Total current liabilities     452,520     262,217    (204,050)    510,687
Long-term obligations, less
 current portion              361,068          --          --     361,068
Other liabilities              17,472          --          --      17,472
Total liabilities             831,060     262,217    (204,050)    889,227
Preferred stock                    --          --          --          --
Common stock                  503,403       4,008      (4,008)    503,403
Unearned compensation            (697)         --          --        (697)
Retained earnings
 (accumulated deficit)       (476,628)    231,071          --    (245,557)
Total shareholders' equity
 equity (deficit)              26,078     235,079      (4,008)    257,149
Total liabilities and
 shareholders equity
 (deficit)                 $  857,138  $  497,296  $ (208,058) $1,146,376


Consolidating Condensed Balance Sheet
December 31, 2001
(in thousands)


                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    1,999  $   36,811  $       --  $   38,810
Accounts receivable, net       19,161     388,895    (379,000)     29,056
Merchandise inventories        61,585          --          --      61,585
Prepaid expenses and other
 current assets                 8,377       2,486          --      10,863
Total current assets           91,122     428,192    (379,000)    140,314
Rental inventory, net         191,016          --          --     191,016
Property & equipment, net     262,984       7,602          --     270,586
Goodwill, net                  64,934          --          --      64,934
Deferred income tax asset      38,396          --          --      38,396
Other assets, net              12,594       4,712      (4,008)     13,298
Total assets               $  661,046  $  440,506  $ (383,008) $  718,544

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $  111,914  $       --  $       --  $  111,914
Accounts payable              379,000     167,479    (379,000)    167,479
Accrued expenses               13,935      98,864          --     112,799
Accrued interest                   --      13,712          --      13,712
Income taxes payable               --       5,266          --       5,266
Total current liabilities     504,849     285,321    (379,000)    411,170
Long-term obligations, less
 current portion              402,088          --          --     402,088
Other liabilities              18,840          --          --      18,840
Total liabilities             925,777     285,321    (379,000)    832,098
Preferred stock                    --          --          --          --
Common stock                  373,848       4,008      (4,008)    373,848
Retained earnings
 (accumulated deficit)       (638,579)    151,177          --    (487,402)
Total shareholders' equity
 equity (deficit)            (264,731)    155,185      (4,008)   (113,554)
Total liabilities and
 shareholders equity
 (deficit)                 $  661,046  $  440,506  $ (383,008) $  718,544


Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2002
(in thousands)

                           ---------  ---------    ---------  ---------
                              HEC        HMC        Elimin-    Consol-
                                                    ations     idated
                           ---------  ---------    ---------  ---------
Revenue                   $1,492,941  $ 156,057    $(158,932)$1,490,066
Cost of revenue              573,529         --           --    573,529
Gross profit                 919,412    156,057     (158,932)   916,537

Operating costs & expenses:
 Operating and selling       637,739     10,034           --    647,773
 General & administrative    199,254     49,280     (158,932)    89,602
Store opening expenses         3,093         --           --      3,093
Restructuring charges:
 Closure of Internet
 business                    (12,430)        --           --   (12,430)
 Store closures                 (828)        --           --      (828)
Income from
  operations                  92,584     96,743           --   189,327

Interest income                  --      31,619       (31,125)     494
Interest expense             (73,676)        --        31,125  (42,551)
Income before
  income taxes                18,908    128,362           --   147,270
(Provision for) income
  taxes                      145,269    (48,468)          --    96,801
Net income before
 extraordinary item          164,177     79,894           --   244,071
Extraordinary loss on
 extinguishment of debt, net  (2,226)        --           --    (2,226)
Net income                 $ 161,951  $  79,894           -- $ 241,845


Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2001
(in thousands)

                          ---------  ---------    ---------  ---------
                             HEC        HMC        Elimin-    Consol-
                                                   ations     idated
                          ---------  ---------    ---------  ---------
Revenue                  $1,382,378  $ 154,075    $(156,950)$1,379,503
Cost of revenue             544,477         --           --    544,477
Gross profit                837,901    154,075     (156,950)   835,026

Operating costs & expenses:
 Operating and selling      610,274     11,069           --    621,343
 General & administrative   204,563     48,769     (156,950)    96,382
Restructuring charges:
 Closure of Internet
  business                   (3,256)        --           --     (3,256)
 Store closures              (3,778)        --           --     (3,778)
Amortization of intangibles   4,683        375           --      5,058
Income from
  operations                 25,415     93,862           --    119,277

Interest income                  --     35,438      (35,021)       417
Interest expense            (91,567)         -       35,021    (56,546)
Income(loss) before
  income taxes              (66,152)   129,300           --     63,148
(Provision for) income
  taxes                      85,109    (47,841)          --     37,268
Net income               $   18,957  $  81,459    $      -- $  100,416


Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2000
(in thousands)

                          ---------  ---------  --------  ---------  ---------
                             HEC        HMC       Reel      Elimin-   Consol-
                                                            ations    idated
                          ---------  ---------  --------  ---------  ---------

Revenue                  $1,272,832  $  134,253 $ 26,280  $(137,128)$1,296,237
Cost of revenue             739,996         --    45,254         --    785,250
Gross profit                532,836    134,253   (18,974)  (137,128)   510,987

Operating costs & expenses:
 Operating and selling      655,164     30,822    27,445         --    713,431
 General & administrative   164,904     77,327     5,139   (137,128)   110,242
Restructuring charges:
 Closure of Internet
  business                       --         --    46,862         --     46,862
 Store closures              16,859         --        --         --     16,859
Amortization of intangibles  37,163         88    22,663         --     59,914
Income (loss) from
  operations               (341,254)    26,016  (121,083)        --   (436,321)

Interest income                  --     26,689        --    (26,514)       175
Interest Expense            (84,550)        --    (4,266)    26,514    (62,302)
Income (loss) before
  Income taxes             (425,804)    52,705  (125,349)        --   (498,448)
(Provision for) income
  taxes                      (1,061)   (19,501)  (11,030)        --    (31,592)
Net income (loss)        $ (426,865)$   33,204 $(136,379)$       -- $ (530,040)


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2002
(in thousands)

                           ----------  ----------   ----------
                               HEC        HMC        Consol-
                                                     idated
                           ----------  ----------   ----------
Operating activities:
 Net income                $  161,951  $   79,894   $  241,845
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
 Extraordinary loss on
  Extinguishment of debt        2,226          --        2,226
 Depreciation &
  amortization                276,505       5,528      282,033
Tax benefit from exercise
  of stock options             12,814          --       12,814
 Change in deferred rent       (1,368)         --       (1,368)
 Change in deferred income
  taxes                      (109,417)         --     (109,417)
Non-cash stock
  compensation                 (1,633)         --       (1,633)
Net change in operating
  assets & liabilities       (200,961)    136,452      (64,509)
Cash provided by operating
  activities                  140,117     221,874      361,991

Investing activities:
 Purchases of rental
  inventory, net             (288,079)         --     (288,079)
 Purchase of property &
  equipment, net              (36,326)     (7,928)     (44,254)
Increase in intangibles
  & other assets                  (61)     (1,126)      (1,187)
Refinancing proceeds               --    (218,531)    (218,531)
Cash used in investing
 activities                  (324,466)   (227,585)    (552,051)

Financing activities:
 Proceeds from the sale of
  common stock, net           113,073          --      113,073
Issuance of subordinated
  debt                        225,000          --      225,000
Repayments of capital
  lease obligations           (13,816)         --      (13,816)
Proceeds from exercise
  of stock options              4,604          --        4,604
Decrease in revolving loans,
  net                        (144,466)         --     (144,466)
Cash provided by financing
  activities                  184,395          --      184,395

Increase in cash
 and cash equivalents              46      (5,711)      (5,665)
Cash and cash equivalents
 at beginning of year           1,999      36,811       38,810
Cash and cash equivalents
 at end of year            $    2,045  $   31,100   $   33,145



Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2001
(in thousands)

                           ----------  ----------   ----------
                               HEC        HMC        Consol-
                                                     idated
                           ----------  ----------   ----------
Operating activities:
 Net income                $   18,957  $   81,459   $  100,416
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
 Depreciation &
  amortization                244,521       6,370      250,891
 Non-cash asset write downs
 Tax benefit from exercise
  of stock options                (61)         --          (61)
 Change in deferred rent         (598)         --         (598)
 Change in deferred income
  taxes                       (38,396)         --      (38,396)
Non-cash stock
  compensation                  7,371          --        7,371
Net change in operating
  assets & liabilities          4,238     (50,068)     (45,830)
Cash provided by operating
 activities                   236,032      37,761      273,793

Investing activities:
 Purchases of rental
  inventory, net             (202,790)         --     (202,790)
 Purchase of property &
  equipment, net               (7,063)     (1,739)      (8,802)
 Increase in intangibles
  & other assets               (4,793)       (564)      (5,357)
Cash used in investing
 activities                  (214,646)     (2,303)    (216,949)

Financing activities:
 Proceeds from the sale of
  common stock, net                --          --           --
 Issuance of long-term
  obligations                      --          --           --
 Repayments of long-term
  obligations                 (17,399)         --      (17,399)
 Proceeds from exercise
  of stock options              1,097          --        1,097
 Increase in revolving
  loan, net                    (5,000)         --       (5,000)
Cash provided by financing
  activities                  (21,302)         --      (21,302)

Increase in cash
 and cash equivalents              84      35,458       35,542
Cash and cash equivalents
 at beginning of year           1,915       1,353        3,268
Cash and cash equivalents
 at end of year            $    1,999  $   36,811   $   38,810



Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2000
(in thousands)

                           ----------  ----------  ----------  ----------
                               HEC        HMC         Reel      Consol-
                                                                idated
                           ----------  ----------  ----------  ----------
Operating activities:
 Net income (loss)         $ (426,865) $   33,204  $ (136,379) $ (530,040)
 Adjustments to reconcile
  net income (loss) to
  cash provided by
  operating activities:
 Depreciation &
  amortization                489,488       5,349      23,602     518,439
 Non-cash asset write downs    30,548       3,838      25,509      59,895
 Tax benefit from exercise
  of stock options                 63          --          --          63
 Change in deferred rent        1,993          --          --       1,993
 Change in deferred income
  taxes                        25,805          --          --      25,805
 Net change in operating
  assets & liabilities        121,373     (36,928)     88,271     172,716
Cash provided by operating
 activities                   242,405       5,463       1,003     248,871

Investing activities:
 Purchases of rental
  inventory, net             (176,926)         --         173    (176,753)
 Purchase of property &
  equipment, net              (67,735)     (8,676)     (1,228)    (77,639)
 Increase in intangibles
  & other assets                 (823)       (607)         --      (1,430)
Cash used in investing
 activities                  (245,484)     (9,283)     (1,055)   (255,822)

Financing activities:
 Proceeds from the sale of
  common stock, net                --          --          --          --
 Issuance of long-term
  obligations                  12,511          --          --      12,511
 Repayments of long-term
  obligations                 (15,016)         --          --     (15,016)
 Proceeds from exercise
  of stock options                783          --          --         783
 Increase in revolving
  loan, net                     5,000          --          --       5,000
 Cash provided by financing
 activities                     3,278          --          --       3,278

Increase (decrease) in cash
 and cash equivalents             199      (3,820)        (52)     (3,673)
Cash and cash equivalents
 at beginning of year           1,716       5,173          52       6,941
Cash and cash equivalents
 at end of year             $   1,915  $    1,353  $       --  $    3,268



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2003.

                    Hollywood Entertainment Corporation


                       By: /S/ JAMES MARCUM
                       ---------------------------
                             James Marcum
                        Executive Vice President
                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 2003.

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

/S/ DONALD J. EKMAN
---------------
Donald J. Ekman       Director


/S/ WILLIAM P. ZEBE
---------------
William P. Zebe       Director


/S/ JAMES N. CUTLER JR.
-------------------
James N. Cutler Jr.   Director


/S/ DOUGLAS GLENDENNING
-------------------
Douglas Glendenning   Director



CERTIFICATIONS

I, Mark J. Wattles, certify that:

1. I have reviewed this annual report on Form 10-K of Hollywood Entertainment Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003



                            /s/ Mark J. Wattles
                            ---------------------------
                            Mark J. Wattles
                            Chief Executive Officer



I, James A. Marcum, certify that:

1. I have reviewed this annual report on Form 10-K of Hollywood Entertainment Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003



                            /s/ James A. Marcum
                            ---------------------------
                            James A. Marcum
                            Chief Financial Officer