Form 10-Q
period 2003-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2003-05-14
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

	Yes  [X]          No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes  [X]          No  [ ]

As of May 12, 2003 there were 60,733,373 shares of the registrant's Common Stock outstanding.



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                HOLLYWOOD ENTERTAINMENT CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited, in thousands, except per share amounts)

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                2003      2002
                                              --------  --------
REVENUE:
  Rental product revenue                      $364,547  $330,439
  Merchandise sales                             53,045    33,209
                                              --------  --------
                                               417,592   363,648
COST OF REVENUE:
  Cost of rental product                       116,610   115,751
  Cost of merchandise                           39,082    24,888
                                              --------  --------
                                               155,692   140,639
                                              --------  --------
GROSS MARGIN                                   261,900   223,009

OPERATING COSTS AND EXPENSES:
  Operating and selling                        175,086   158,045
  General and administrative                    30,393    24,029
  Store opening expense                          1,385         -
                                              --------  --------
                                               206,864   182,074
                                              --------  --------
INCOME FROM OPERATIONS                          55,036    40,935

Interest expense, net                           (9,664)  (11,976)
Early debt retirement                          (12,467)   (3,534)
                                              --------  --------
Income before income taxes                      32,905    25,425

Benefit (provision) for income taxes           (13,327)    1,018
                                              --------  --------
NET INCOME                                    $ 19,578  $ 26,443
                                              ========  ========

----------------------------------------------------------------
Net income per share:
   Basic                                         $0.33     $0.51
   Diluted                                       $0.31     $0.46
----------------------------------------------------------------
Weighted average shares outstanding:
   Basic                                        59,867    51,610
   Diluted                                      63,898    57,163
----------------------------------------------------------------

The accompanying notes are an integral part of this financial statement



                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                 March 31,    December 31,
                                                ------------    -----------
                                                    2003            2002
                                                ------------    -----------
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    65,168     $   33,145
  Cash held by trustee for refinancing                     -        218,531
  Receivables, net                                    33,512         34,996
  Merchandise inventories                            105,459         97,307
  Prepaid expenses and other current assets           12,913         14,772
                                                 -----------    -----------
     Total current assets                            217,052        398,751

Rental inventory, net                                259,219        260,190
Property and equipment, net                          259,094        255,497
Goodwill                                              64,934         64,934
Deferred tax asset, net                              138,450        147,813
Other assets, net                                     19,800         19,191
                                                 -----------    -----------
                                                 $   958,549    $ 1,146,376
                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations $ 9,827 $ 27,678 Subordinated notes to be retired with cash held by trustee (including accrued
   interest of $8.1 million)                               -        212,080
   Accounts payable                                  139,765        158,423
   Accrued expenses                                  101,470        108,432
   Accrued interest                                    2,848          2,923
   Income taxes payable                                3,636          1,151
                                                 -----------    -----------
     Total current liabilities                       257,546        510,687

Long-term obligations, less current portion          405,000        361,068
Other liabilities                                     17,117         17,472
                                                 -----------    -----------
                                                     679,663        889,227
                                                 -----------    -----------
Shareholders' equity:
   Preferred stock, 25,000,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     60,101,168 and 59,796,573 shares issued
     and outstanding, respectively                   505,395        503,403
   Unearned compensation                                (530)          (697)
   Accumulated deficit                              (225,979)      (245,557)
                                                 -----------    -----------
     Total shareholders' equity                      278,886        257,149
                                                 -----------    -----------

                                                 $   958,549    $ 1,146,376
                                                 ===========    ===========

The accompanying notes are an integral part of this financial statement.



                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                      2003          2002
                                                    ---------     ---------
OPERATING ACTIVITIES:
 Net income                                         $  19,578     $  26,443
 Adjustments to reconcile net income
   to cash provided by operating activities:
  Write-off of deferred financing costs                 5,827         3,534
  Amortization of rental product                       58,536        54,347
  Depreciation                                         14,969        15,082
  Amortization of deferred financing costs                698         1,087
  Tax benefit from exercise of stock options            1,219             -
  Change in deferred rent                                (355)         (312)
  Change in deferred taxes                              9,363             -
  Non-cash stock compensation                             167         1,505
 Net change in operating assets and liabilities:
  Receivables                                           1,484        (1,928)
  Merchandise inventories                              (8,152)       (4,518)
  Accounts payable                                    (18,658)      (13,096)
  Accrued interest                                     (8,215)       (9,888)
  Other current assets and liabilities                 (2,626)       (1,854)
                                                    ---------     ---------
     Cash provided by operating activities             73,835        70,402
                                                    ---------     ---------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                   (57,565)      (69,259)
 Purchases of property and equipment, net             (18,566)       (2,082)
 Increase in intangibles and other assets                (211)         (331)
 Proceeds from indenture trustee                      218,531             -
                                                    ---------     ---------
     Cash provided by (used in)
      investing activities                            142,189       (71,672)
                                                    ---------     ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                     -       120,750
 Equity financing costs                                     -        (7,234)
 Extinguishment of subordinated debt                 (250,000)
 Borrowings under new term loan facility              200,000       150,000
 Repayment of prior revolving loan                   (107,500)     (240,000)
 Decrease in credit agreements                        (15,000)       (2,500)
 Debt financing costs                                  (6,915)       (5,250)
 Repayments of capital lease obligations               (5,359)       (3,547)
 Proceeds from exercise of stock options                  773           938
                                                    ---------     ---------
     Cash provided by (used in) financing
      activities                                     (184,001)       13,157
                                                    ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                  32,023        11,887

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         33,145        38,810
                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF FIRST
 QUARTER                                            $  65,168     $  50,697
                                                    =========     =========

The accompanying notes are an integral part of this financial statement.



HOLLYWOOD ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Results of operations for interim periods may not necessarily be indicative of the results that may be expected for the full year or any other period.


(1)  Accounting Policies

The Consolidated Financial Statements included herein have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 2002 audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported gross margin, net income or shareholders' equity.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting For Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003. Adoption of the standard did not impact the Company's results of operations, financial position or liquidity in the three months ended March 31, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."


                           Three Months Ended March 31,
                       -------------------------------------
                             2003                 2002
                       ----------------  -------------------
Net income (loss)
  as reported              $ 19,578            $ 26,443
Add: Stock-based
  compensation expense
  included in reported
  net income, net of
  tax related tax
  effects                       103                 285
Deduct: Total stock-
  based employee
  compensation expense
  under fair value
  based method for all
  awards, net of
  related tax effects        (2,117)             (2,121)
                           --------            --------
Pro forma net income       $ 17,564            $ 24,607
                           ========            ========
Earnings (loss)
 per Share:
  Basic--as reported       $   0.33            $   0.51
  Basic--pro forma             0.29                0.48
  Diluted--as reported         0.31                0.46
  Diluted--pro forma       $   0.29            $   0.44


In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding the treatment of early extinguishment of debt as extraordinary unless the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In the first quarter of 2003, the Company redeemed its $250 million 10.625% senior subordinated notes due 2004 and retired its prior credit facility due 2004, resulting in a charge of $12.5 million that was not considered an extraordinary item. Additionally, in the first quarter of 2002, the Company retired its credit facility in place at that time resulting in a $3.5 million charge that was considered an extraordinary item in the Company's Consolidated Statement of Operation in its Quarterly Report on Form 10-Q for the period ended March 31, 2002. In accordance with SFAS 145, this charge has been reclassified to conform to the presentation of the current period.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal." SFAS 146 supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement applies to costs that are associated with exit activities that are not covered by SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," or entities that are newly acquired in a business combination. The costs that are covered are one-time termination benefits paid to employees who were involuntarily terminated, costs to terminate contracts that are not capital leases and costs to consolidate facilities and relocate employees. The Company adopted SFAS 146 on January 1, 2003. Adoption of the standard did not have a material impact on the Company's results of operations, financial position or liquidity.

In November 2002, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue 02-16, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds.
The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor's products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor's product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. The provisions of this consensus will be applied prospectively. The Company evaluated its agreements with vendors and determined that its current presentation of certain considerations, primarily cooperative advertising, is consistent with the consensus.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45),
"Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 31, 2002. In addition, FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 31, 2002. The Company does not have significant guarantees that require liability recognition or disclosure.


(2) Rental Amortization Policy

The Company manages its rental inventories of movies as two distinct categories, new releases and catalog. New releases, which represent the majority of all movies acquired, are those movies which are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, represents an investment in those movies the Company intends to hold for an indefinite period of time and represents a historic collection of movies which are maintained on a long-term basis for rental to customers. In addition, the Company acquires catalog inventories to support new store openings and to build-up its title selection, primarily as it relates to new formats such as DVD.

Purchases of new release movies are amortized over four months to current estimated average residual values of approximately $2.00 for VHS and $4.00 for DVD (net of estimated allowances for losses). Purchases of VHS and DVD catalog are currently amortized on a straight-line basis over twelve months and sixty months, respectively, to estimated residual values of $2.00 for VHS and $4.00 for DVD.

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


(3)  Statements of Changes in Shareholders' Equity

A summary of changes to shareholders' equity amounts for the three months ended March 31, 2003 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  --------
Balance at 12/31/2002       59,796,573 $503,403 $   (697) $(245,557) $257,149
                            ---------- -------- --------  ---------  --------
Issuance of common stock:
  Stock options exercised      304,595      773                           773
  Stock options tax benefit               1,219                         1,219
  Stock compensation                        -        167                  167
Net income                                                   19,578    19,578
                            ---------- -------- --------  ---------  --------
Balance at 03/31/2003       60,101,168 $505,395 $   (530) $(225,979) $278,886
                            ========== ======== ========  =========  ========


(4)  Operating Leases

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $55.0 million for the three months ended March 31, 2003, compared to $53.0 million for the corresponding period of the prior year. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $11.6 million for the three months ended March 31, 2003 compared to $10.1 million for the corresponding period of the prior year.


(5)   Long-term Obligations

The Company had the following long-term obligations as of March 31, 2003 and December 31, 2002 (in thousands):

                                              March 31,  December 31,
                                              ---------   ---------
                                                 2003        2002
                                              ---------   ---------
Borrowings under credit facilities            $ 185,000   $ 107,500
Senior subordinated notes due 2011 (1)          225,000     225,000
Senior subordinated notes due 2004 (2)                -     250,000
Obligations under capital leases                  4,827      10,178
                                              ---------   ---------
                                                414,827     592,678
Current portions:
   Credit facilities                              5,000      17,500
   Capital leases                                 4,827      10,178
                                              ---------   ---------
                                                  9,827      27,678
   Subordinated notes to be retired
    with cash held by trustee                               203,932

Total long-term obligations
 net of current portion and notes to          ---------   ---------
 be retired with cash held by trustee         $ 405,000   $ 361,068
                                              =========   =========

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

On January 16, 2003, the Company completed the closing of new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. The Company used the net proceeds from the transaction to repay amounts outstanding under the Company's existing credit facilities which were due in 2004, redeem the remaining $46.1 million outstanding principal amount of the Company's 10.625% senior subordinated notes due 2004 on February 18, 2003 and for general corporate purposes.

At March 31, 2003, maturities on long-term obligations for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2003                         -             -        4,827       4,827
2004                         -        20,000            -      20,000
2005                         -        20,000            -      20,000
2006                         -        20,000            -      20,000
2007                         -        20,000            -      20,000
Thereafter             225,000       105,000            -     330,000
                   -----------    ----------    ---------   ---------
                    $  225,000    $  185,000    $   4,827   $ 414,827
                   -----------    ----------    ---------   ---------


(6)  Earnings per Share

Basic earnings per share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted earnings per share includes additional dilution from the effect of potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options.

The following tables are reconciliations of the basic and diluted earnings per share computations (in thousands, except per share amounts):

                                 Three Months Ended March 31,
                    ----------------------------------------------------------
                              2003                           2002
                    ---------------------------  -----------------------------
                      Net              Per Share     Net             Per Share
                    Income   Shares(1)  Amounts   Income   Shares(1)   Amounts
                    -------  ---------  -------  --------  ---------  --------
Basic income
 per share:        $ 19,578     59,867  $  0.33  $ 26,443     51,610   $  0.51
Effect of dilutive                      =======                        =======
 securities:
   Stock options          -      4,031                  -      5,553
                    -------  ---------           --------  ---------
Diluted income
  per share:       $ 19,578     63,898  $  0.31  $ 26,443     57,163   $  0.46
                    =======  =========  =======  ========  =========  ========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of diluted income per share were 1.4 million shares and 0.6 million shares for the three months ended March 31, 2003 and 2002, respectively.


(7)  Store Closure Restructuring

At March 31, 2003, twelve stores remained to be closed pursuant to the Company's store closure plan adopted in December of 2000 and amended in December of 2001 and 2002. In accordance with the plan and the updated estimates of closing costs, at March 31, 2003, the Company had an accrual of $2.8 million related to the closures.


(8)   Legal Proceedings

In 1999, Hollywood Entertainment Corporation was named as a defendant in three complaints that have been consolidated into a single action, entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs sought to certify a class of former and current California salaried Store Managers and Assistant Managers alleging that Hollywood engaged in unlawful conduct by improperly designating its salaried Store Managers and Assistant Store Managers as "exempt" from California's overtime compensation requirements in violation of the California Labor Code. Hollywood maintains that its California Store Managers and Assistant Store Managers were properly designated as exempt from overtime and therefore disputes all claims for damages and other relief made in the lawsuit. The parties have since entered into a settlement agreement, which was given final approval by the court on January 28, 2003.
The class consists of only those individuals employed by Hollywood Entertainment within the State of California as salaried store managers in Hollywood Video stores during the period from January 25, 1995 to March 31, 2002, and only those employed by Hollywood Entertainment within the State of California as salaried assistant managers in Hollywood Video stores during the period from January 25, 1995 to December 31, 1999, who did not opt-out of the settlement. Our established reserves at March 31, 2003 are adequate to cover amounts in the settlement agreement.

Hollywood Entertainment Corporation has been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and extended rental period charges. Hollywood has vigorously defended these actions and maintains that the terms of its extended rental charge policy are fair and legal. Hollywood has been successful in obtaining dismissal of three of the actions filed against it. Two of the lawsuits have been consolidated in a nationwide class action entitled, George Curtis and Karl G. Anuta, on behalf of themselves and the class of similarly situated customers of Hollywood Video, Plaintiffs, and Michael DeLong, Intervenor-Plaintiff v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA, in the Superior Court of King County, Washington. Hollywood and the plaintiffs in this nationwide class action have entered into a settlement agreement and are seeking preliminary approval from the King County Superior Court. Final approval of this settlement would fully and finally resolve all class actions with regard to Hollywood's membership application and extended rental period charges. (An individual plaintiff can opt out of the class and bring an action in his or her own name but could not bring a class action.) The Company believes, based upon the settlement agreement, it has provided adequate reserves in connection with these lawsuits. In addition, the Company does not believe the pending settlement will have any material effect on its methods of operating or on its future results of operations or liquidity.

The Company has been under examination by the Internal Revenue Service (IRS) for the tax years 1994 through 1997. In connection with those examinations, the IRS proposed adjustments for tax years 1994 through 1997, which the Company did not agree with at the exam or appeals level. In April 2001, the IRS issued a Notice of Deficiency (the Notice) for tax years 1994 through 1997 with respect to various issues. In July 2001, the Company filed a petition in United States Tax Court requesting a re-determination of the proposed deficiency. In April 2003, the IRS and the Company reached a settlement agreement related to the various issues and the Company established a deferred tax asset in the amount of $3.1 million.

The Company has been named to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operation, financial condition or liquidity.


(9) Related Party Transactions

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles employment agreement in January 2001. These stores are operated by Boards and are not included in the 1,837 stores operated by the Company. Mark Wattles, the Company's Founder, Chief Executive Officer and President, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2% of revenue and also purchases products and services from the Company at the Company's cost. As of March 31,
2003, Boards operated   12 stores. Under the arrangement, Boards has 30 day
payment terms. From July 2001 through March 31, 2003, Boards has incurred license fees and royalties, and purchased products and services from the Company totaling $7.2 million, of which, $6.8 has been paid in full as of March 31, 2003, leaving an outstanding balance due to the Company of $0.4 million. In the three months ended March 31, 2003, Boards incurred charges of $2.3 million and made $2.5 million in payments.


(10) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one subsidiary, Hollywood Management Company (HMC), during the three months ended March 31, 2003. HMC is wholly owned and a guarantor of the senior subordinated notes of HEC. The consolidating condensed financial statements below present the results of operations, financial position and liquidity of HEC and HMC.


Consolidating Condensed Statement of Operations
Three months ended March 31, 2003
(unaudited, in thousands)

                           ---------- ---------- --------- ----------
                               HEC       HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------- ---------- --------- ----------
REVENUE                    $ 418,311  $  43,030  $(43,749) $ 417,592
COST OF REVENUE              155,692          -         -    155,692
GROSS MARGIN                 262,619     43,030   (43,749)   261,900

OPERATING COSTS & EXPENSES:
 Operating and selling       170,437      4,649         -    175,086
 General & administrative     58,937     15,205   (43,749)    30,393
 Store Opening Expenses        1,385          -         -      1,385
 Restructuring charge for
  closure of internet
  business                         -          -         -          -

INCOME FROM OPERATIONS        31,860     23,176         -     55,036

Interest income                    -      8,196    (7,875)       321
Interest expense             (17,860)         -     7,875     (9,985)
Early debt retirement        (12,467)         -         -    (12,467)
Income before income
 taxes                         1,533     31,372         -     32,905

Benefit from (provision for)
 income taxes                 (1,562)   (11,765)        -    (13,327)

NET INCOME                 $     (29) $  19,607  $      -  $  19,578


Consolidating Condensed Balance Sheet
March 31, 2003
(unaudited, in thousands)

                           ---------- ---------- ---------- ----------
                               HEC       HMC       Elimin-    Consol-
                                                   ations     idated
                           ---------- ---------- ---------- ----------
ASSETS
Cash and cash equivalents  $   2,109  $  63,059  $       -  $  65,168
Receivables                   22,287    399,636   (388,411)    33,512
Merchandise inventories      105,459          -          -    105,459
Prepaid expenses and other    11,608      1,305          -     12,913
 current assets
Total current assets         141,463    464,000   (388,411)   217,052

Rental inventory, net        259,219          -          -    259,219
Property & equipment, net    239,982     19,112          -    259,094
Goodwill, net                 64,934          -          -     64,934
Deferred tax assets, net     138,450          -          -    138,450
Other assets, net             17,702      6,106     (4,008)    19,800

Total Assets               $ 861,750  $ 489,218  $(392,419) $ 958,549

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   9,827  $       -  $       -  $   9,827
Accounts payable             388,411    110,025   (388,411)   110,025
Accrued expenses              13,187    118,023          -    131,210
Accrued interest                   -      2,848          -      2,848
Income taxes payable               -      3,636          -      3,636
Total current liabilities    411,425    234,532   (388,411)   257,546

Long-term obligations, less
 current portion             405,000          -          -    405,000
Other liabilities             17,117          -          -     17,117
Total liabilities            833,542    234,532   (388,411)   679,663

Common stock                 505,396      4,008     (4,008)   505,396
Unearned compensation           (531)         -          -       (531)
Retained earnings
 (accumulated deficit)      (476,657)   250,678          -   (225,979)
Total shareholders'
 equity (deficit)             28,208    254,686     (4,008)   278,886
Total liabilities and
 shareholders' equity
 (deficit)                 $ 861,750  $ 489,218  $(392,419) $ 958,549


Consolidating Condensed Statement of Cash Flows
Three months ended March 31, 2003
(unaudited, in thousands)

                              ---------- ---------- ----------
                                  HEC        HMC      Consol-
                                                      idated
                              ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $     (29) $  19,607  $  19,578
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                5,827          -      5,827
  Depreciation &
   amortization                  72,450      1,753     74,203
  Tax benefit from exercise
   of stock options               1,219          -      1,219
  Change in deferred tax asset    9,363          -      9,363
  Change in deferred rent          (355)         -       (355)
  Non cash stock compensation       167          -        167
  Net change in operating
   assets & liabilities         170,490   (206,657)   (36,167)
Cash provided by (used in)
  Operating activities          259,132   (185,297)    73,835

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (57,565)         -    (57,565)
 Purchase of property &
  equipment, net                (17,559)    (1,007)   (18,566)
 Increase in intangibles
  & other assets                     57    218,263    218,320
Cash used in investing
 activities                     (75,067)   217,256    142,189

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net                   -          -          -
 Repayments of capital lease
  obligations                    (5,359)         -     (5,359)
 Proceeds from exercise
  of stock options                  773          -        773
 Increase in revolving
  loans, net                   (179,415)         -   (179,415)
Cash used in financing
 activities                    (184,001)         -   (184,001)

Increase in cash
 and cash equivalents                64     31,959     32,023
Cash and cash equivalents
 at beginning of year             2,045     31,100     33,145
Cash and cash equivalents at
 the end of the first quarter $   2,109  $  63,059  $  65,168



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 1 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our judgments, assumptions and estimates affect, among other things: the amounts of receivables; rental and merchandise inventories; property and equipment, net; goodwill; deferred income tax assets; other liabilities; revenue; cost of revenue; and operating costs and expenses. We base our judgments, assumptions and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from amounts based on our judgments, assumptions and estimates. Certain critical accounting policies that involve significant judgments, assumptions and estimates which affect amounts recorded in the Consolidated Financial Statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Critical Accounting Policies."

For a discussion of new accounting pronouncements, refer to Note 1, "Accounting Policies," to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

Summary Results of Operations

Our net income for the three months ended March 31, 2003 was $19.6 million, compared with net income of $26.4 million for the three months ended March 31, 2002. Net income for the three months ended March 31, 2002 benefited from a reduction in our valuation allowance on our deferred income tax assets, resulting in an effective tax rate of 1.0% (excluding a $1.3 million income tax benefit due to a charge of $3.5 million for early debt retirement). The Company believes that its effective tax rate when the valuation allowance reduction is excluded of 40.5% is more representative of a normalized provision for income taxes. The effective tax rate for the three months ended March 31, 2003 was 40.5%. Income before income taxes was $32.9 million and $25.4 million for the three months ended March 31, 2003 and 2002, respectively. Net income was adversely impacted by charges associated with early debt retirement of $12.5 million and $3.5 million for the three months ended March 31, 2003 and 2002, respectively.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.


                                   Three Months Ended
                                       March 31,
                                ----------------------
                                   2003        2002
                                ----------  ----------

REVENUE:
 Rental product revenue              87.3%       90.9%
 Merchandise sales                   12.7         9.1
                                ----------  ----------
                                    100.0       100.0
                                ----------  ----------
GROSS MARGIN                         62.7        61.3

OPERATING COSTS AND EXPENSES:
 Operating and selling               41.9        43.4
 General and administrative           7.3         6.6
 Store opening expense                0.3         0.0

                                ----------  ----------
                                     49.5        50.0
                                ----------  ----------

INCOME FROM OPERATIONS               13.2        11.3
Interest expense, net                (2.3)       (3.3)
Early debt retirement                (3.0)       (1.0)
                                ----------  ----------
Income before income taxes            7.9         7.0
Provision for income taxes           (3.2)        0.3
                                 ----------  ---------
NET INCOME                            4.7%        7.3%
                                 ----------  ---------



                                  Three Months Ended
                                       March 31,
                                ----------------------
                                   2003        2002
                                ----------  ----------
OTHER FINANCIAL DATA:

Rental product gross margin (1)      68.0%       65.0%
Merchandise gross margin (2)         26.3%       25.1%


OPERATING DATA:

Number of stores at quarter end     1,837       1,800
Weighted average stores open
 during the period                  1,831       1,801
Same store revenue increase (3)        13%          7%

---------------------------------

(1) Rental product gross margin as a percentage of rental revenue.

(2) Merchandise sales gross margin as a percentage of merchandise sales.

(3) A store is comparable (same store) after it has been open and owned by the Company for 12 full months.


REVENUE

Revenue increased by $53.9 million, or 14.8%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, due to a 13.0% increase in comparable store revenue and a net increase of 30 weighted average stores. At March 31, 2003, we had 1837 stores operating in 47 states compared to 1800 stores operating in 47 states at March 31, 2002. In most of our stores, we currently offer 5-day rentals on all products with new release videos and all DVDs renting for $3.79 and catalog videos renting for $1.99. Since the fourth quarter of 1999, other than test pricing, we have not increased prices on new release or catalog videos and DVDs. Video games rent for $4.99 and $5.99, with the newer platforms renting for the higher amount. Customers who choose not to return movies and games within the initial rental period are deemed to have commenced a new rental period equal in length and price to the initial rental period, an extended rental period. Rental revenue from extended rental periods for the three months ended March 31, 2003 was $ 45.9 million, compared to $40.7 million in the corresponding period of the prior year.


GROSS MARGIN

Rental Product Margins

Rental product gross margin as a percentage of rental product revenue increased to 68.0% for the three months ended March 31, 2003, from 65% for the three months ended March 31, 2002. The increase was primarily due to a shift in revenue from VHS product to DVD product, which typically has higher margins, and the strength in our same store sales in the first quarter.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales increased to 26.3% for the three months ended March 31, 2003 from 25.1% for the three months ended March 31, 2002. The increase was primarily the result of an increase in the percentage of merchandise sales from our Game Crazy departments, which typically have higher margins than merchandise sales in our video stores. The favorable impact of an increase in sales mix attributable to Game Crazy was offset by a decline in margins on new movies for sale.


OPERATING COSTS AND EXPENSES

Operating and Selling

Total operating and selling expenses for the three months ended March 31, 2003 decreased as a percentage of revenue to 41.9% from 43.4% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage on increased revenue. Total operating and selling expenses for the three months ended March 31, 2003 increased $17.1 million to $175.1 million from $158.0 million for the three months ended March 31, 2002. The increase was primarily the result of increased variable costs associated with increased store revenue, an increase of 30 weighted-average stores compared to the corresponding period of the prior year as well as an increase in operating and selling expenses associated with the expansion of our Game Crazy departments. For the three months ended March 31, 2003, payroll and related expenses increased by $10.6 million, rent and related expenses increased by $3.4 million, and other operating and selling expenses increased by $3.1 million, respectively, compared to the corresponding period of the prior year.

General and Administrative

General and administrative expenses for the three months ended March 31, 2003 increased $6.4 million to $30.4 million from $24.0 million for the three months ended March 31, 2002. General and administrative expenses increased as a percentage of total revenue to 7.3% for the three months ended March 31, 2003 compared to 6.6% for the corresponding period of the prior year. General and administrative expenses increased primarily due to an incremental bonus accrual of approximately $3 million resulting from the better than expected performance in the current quarter and a charge of $1.7 million to adjust the legal settlement reserve for the class action case regarding extended rental period charges (see Note 8 to the Consolidated Financial Statements). Also included in general and administrative expenses was non-cash stock compensation of $0.2 million for the three months ended March 31, 2003 compared to $1.5 million for the three months ended March 31, 2002.

Store opening expenses

Store opening expenses were $1.4 million for the three months ended March 31, 2003 compared to no store opening expenses in the corresponding period of the prior year. Store opening expenses are primarily expenses related to relocating, recruiting and training new field employees and grand-opening advertising expenses.


INTEREST EXPENSE, NET

Interest expense, net of interest income, decreased by $2.3 million to $9.7 million for the three months ended March 31, 2003 from $12.0 million for the corresponding period of the prior year. The decrease is due to decreased interest rates, partially offset by an increase in total borrowings.


EARLY DEBT RETIREMENT

In the first quarter of 2003, we redeemed the outstanding $250 million 10.625% senior subordinated notes due 2004 and our prior credit facility due 2004. As a result, we recorded a charge of $12.5 million that included the early redemption premium of $6.6 million and the write-off of deferred financing costs. In the first quarter of 2002, we paid all amounts outstanding and retired our credit facility in place at that time, resulting in a $3.5 million charge to write-off deferred financing costs.


INCOME TAXES

Our effective tax rate was a provision of 40.5% for the three months ended March 31, 2003. For the three months ended March 31, 2002 we had a net tax benefit of $1.0 million that included a benefit of $1.3 million due to charges associated with early debt retirement. Our effective tax rate varies from the federal statutory rate as a result of minimum state taxes in excess of statutory state income taxes and a reduction in the deferred tax valuation allowance. The allowance was reduced as a result of the utilization of net deferred tax assets, primarily net operating loss carryforwards, based upon taxable income earned during the period.


RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods impact the amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of tapes or DVDs at reduced or no up-front costs, we share agreed-upon portions of the revenue that we derive from the tapes or DVDs with the applicable studio. The studio's share of rental revenue is expensed, net of an estimated residual value, as revenue is earned on the revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of sales rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no obligation for future payments to the studios. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of sales over its estimated useful life. Purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. Cost of rental product included revenue sharing expense of $28.9 million and $37.4 million for the three months ended March 31, 2003 and 2002, respectively.


MERCHANDISE INVENTORY

Merchandise inventory includes new VHS and DVD movies for sale, concessions and accessory items for sale, Game Crazy merchandise inventory and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as previously viewed product. Merchandise inventory increased $8.2 million to $105.5 million as of March 31, 2003, from $97.3 million as of December 31, 2002 primarily due to the expansion of our Game Crazy departments.


LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the three months ended March 31, 2003 funded our debt service requirements and maintenance capital expenditures and provided the majority of the capital required to remodel and remerchandise 84 stores to include Game Crazy departments and open 11 new video stores. At March 31, 2003, we had $65.2 million of cash and cash equivalents on hand.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $73.8 million and $70.4 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $3.4 million or 5% was primarily due to improved operating performance in our existing store base.

Cash Provided by and Used in Investing Activities

In the three months ended March 31, 2003, investing activities resulted in a $142.2 million source of cash. The source of cash was primarily the result of proceeds delivered to subordinated note holders on our behalf by the indenture trustee. On December 18, 2002, we completed the sale of $225 million 9.625% senior subordinated notes due 2011 and delivered net proceeds of $218.5 million to the indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004. The delivery of the proceeds to the indenture trustee and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities. In the three months ended March 31, 2003, we opened 11 video stores and remerchandised 84 stores to include a Game Crazy department compared to no video stores and no Game Crazy departments in the three months ended March 31, 2002. We currently anticipate investing approximately $125 million in new video openings, Game Crazy expansion and maintenance capital expenditures in property and equipment.

Cash Provided by and Used in Financing Activities

Net cash flow from financing activities was a $184.0 million use of cash for the three months ended March 31, 2003 compared to a $13.2 million source of cash in the corresponding period of the prior year. The $184.0 million use of cash reflects the redemption of $250.0 million senior subordinated notes and the retirement of our prior credit facility of $107.5 million with proceeds from the indenture trustee and initial borrowings under our new credit facility. At December 31, 2002, we had $218.5 million of cash held by the indenture trustee that was used to redeem $203.9 million of the $250.0 million 10.625% senior subordinated notes on January 17, 2003.

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

On December 18, 2002, we completed the sale of $225 million 9.625% senior subordinated notes due 2011. We delivered the net proceeds from the transaction to the indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004, including accrued interest and the required call premium. At December 31, 2002, the trustee was holding $218.5 million and we continued to carry the $250 million 10.625% senior subordinated notes on our balance sheet, $203.9 million of which was classified as a current liability titled "Subordinated notes to be retired by trustee." On January 17, 2003, the redemption of $203.9 million of the notes was completed.

On January 16, 2003, we obtained new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. We used the borrowings under the term loan facility to repay amounts outstanding under our existing credit facilities which were due in 2004, redeem the remaining $46.1 million principal amount of our 10.625% senior subordinated notes due 2004 on February 18, 2003 and for general corporate purposes. On February 28, 2003, we prepaid the required 2003 term loan facility principle payments of $15.0 million.

Instruments governing our indebtedness contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business. At March 31, 2003, we were in compliance with all covenants contained within our debt agreements.

At March 31, 2003, maturities on long-term obligations for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2003                         -             -        4,827       4,827
2004                         -        20,000            -      20,000
2005                         -        20,000            -      20,000
2006                         -        20,000            -      20,000
2007                         -        20,000            -      20,000
Thereafter             225,000       105,000            -     330,000
                   -----------    ----------    ---------   ---------
                    $  225,000    $  185,000    $   4,827   $ 414,827
                   -----------    ----------    ---------   ---------


Other Financial Measurements: Working Capital

At March 31, 2003, we had cash and cash equivalents of $65.2 million and a working capital deficit of $40.5 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue and the majority of this inventory has a relatively short life, as evidenced by our amortization policies, the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video rental industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet obligations as they come due.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of March 31, 2003, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1% during the twelve months ended March 31, 2003 our interest expense would have increased by approximately $1.9 million based on our outstanding balance on the facility as of March 31, 2003.


ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them, in timely manner, to material information relating to the Company that is required to be included in our periodic SEC filings.

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

As of March 31, 2003, we had total consolidated long-term debt, including capital leases, of approximately $414.8 million. We and our subsidiaries could incur substantial additional indebtedness in the future, including indebtedness that would be secured by our assets or those of our subsidiaries. If we increase our indebtedness, the related risks that we now face could intensify. For example, it could:

- require us to dedicate a substantial portion of our cash flow to payments on our indebtedness;
-  limit our ability to borrow additional funds;
- increase our vulnerability to general adverse economic and industry conditions;
- limit our ability to fund future working capital, capital expenditures and other general corporate requirements;
- limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or taking advantage of potential business opportunities;
-  limit our ability to execute our business strategy successfully; and
-  place us at a potential competitive disadvantage in our industry.

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

Instruments governing our existing and future indebtedness contain or may contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business. Our failure to comply with all applicable covenants could result in our indebtedness being immediately due and payable.

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. At March 31, 2003, we were in compliance with all covenants contained within our debt agreements.

Instruments governing our bank credit facilities and our senior subordinated notes contain, and our future indebtedness may contain, covenants that, among other things, significantly restrict our ability to:

-  open new stores;
-  incur additional indebtedness;
-  guarantee third-party obligations;
-  enter into capital leases;
-  create liens on assets;
-  dispose of assets;
-  repay indebtedness or amend debt instruments;
-  make capital expenditures;
-  make investments, loans or advances;
-  make acquisitions or engage in mergers or consolidations; and
-  engage in certain transactions with our subsidiaries and affiliates.

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


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1999, Hollywood Entertainment Corporation was named as a defendant in three complaints that have been consolidated into a single action, entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs sought to certify a class of former and current California salaried Store Managers and Assistant Managers alleging that Hollywood engaged in unlawful conduct by improperly designating its salaried Store Managers and Assistant Store Managers as "exempt" from California's overtime compensation requirements in violation of the California Labor Code. Hollywood maintains that its California Store Managers and Assistant Store Managers were properly designated as exempt from overtime and therefore disputes all claims for damages and other relief made in the lawsuit. The parties have since entered into a settlement agreement, which was given final approval by the court on January 28, 2003.
The class consists of only those individuals employed by Hollywood Entertainment within the State of California as salaried store managers in Hollywood Video stores during the period from January 25, 1995 to March 31, 2002, and only those employed by Hollywood Entertainment within the State of California as salaried assistant managers in Hollywood Video stores during the period from January 25, 1995 to December 31, 1999, who did not opt-out of the settlement. Our established reserves at March 31, 2003 are adequate to cover amounts in the settlement agreement.

Hollywood Entertainment Corporation has been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and extended rental period charges. Hollywood has vigorously defended these actions and maintains that the terms of its extended rental charge policy are fair and legal. (Some of Hollywood's major competitors have settled similar litigation by agreeing, in addition to other remedies, to modify their extended rental policies to conform very closely to Hollywood's existing policy.) Hollywood has been successful in obtaining dismissal of three of the actions filed against it. Two of the lawsuits have been consolidated in a nationwide class action entitled, George Curtis and Karl
G. Anuta, on behalf of themselves and the class of similarly situated customers of Hollywood Video, Plaintiffs, and Michael DeLong, Intervenor-Plaintiff v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA, in the Superior Court of King County, Washington. Hollywood and the plaintiffs in this nationwide class action have entered into a settlement agreement and are seeking preliminary approval from the King County Superior Court. Final approval of this settlement would fully and finally resolve all class actions with regard to Hollywood's membership application and extended rental period charges. (An individual plaintiff can opt out of the class and bring an action in his or her own name but could not bring a class action.)
The Company believes, based upon the settlement agreement, it has provided adequate reserves in connection with these lawsuits. In addition, the Company does not believe the pending settlement will have any material effect on its methods of operating or on its future results of operations or liquidity.

The Company has been under examination by the Internal Revenue Service (IRS) for the tax years 1994 through 1997. In connection with those examinations, the IRS proposed adjustments for tax years 1994 through 1997, which the Company did not agree with at the exam or appeals level. In April 2001, the IRS issued a Notice of Deficiency (the Notice) for tax years 1994 through 1997 with respect to various issues. In July 2001, the Company filed a petition in United States Tax Court requesting a re-determination of the proposed deficiency. In April 2003, the IRS and the Company reached a settlement agreement related to the various issues and the Company established deferred tax assets in the amount of $3.1 million.

The Company has been named to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operation, financial condition or liquidity.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1	1993B Restated Articles of Incorporation, as amended  (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140), and by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).

3.2	1999 Restated Bylaws (incorporated by reference to Exhibit 3.2 to the
Registrant's Registration Statement on Form S-4 (File No. 333-82937) (the "1999 S-4")).

4.1	Indenture dated January 25, 2002 among the Registrant, Hollywood
Management Company, as potential guarantor, and BNY Western Trust Company as trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-14802)) as supplemented by the First Supplemental Indenture dated as of December 18, 2002 among the Registrant and Hollywood Management Company and BNY Western Trust Company as Trustee (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002).

99.1	Certification of Chief Executive Officer and Chief Financial Officer of
Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

No current reports on Form 8-K were filed during the period.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




May 14, 2003                            /S/James A. Marcum
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

Date: May 14, 2003

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

Date: May 14, 2003



                            /s/ James A. Marcum
                            ---------------------------
                            James A. Marcum
                            Chief Financial Officer