Form 10-Q
period 2003-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2003-08-14
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

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

      Yes  [X]          No  [ ]

As of July 14, 2003 there were 60,965,580 shares of the registrant's Common Stock outstanding.




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in thousands, except per share amounts)

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       ------------------  -------------------
                                         2003      2002       2003      2002
                                       --------  --------  --------- ---------
REVENUE:
  Rental product revenue               $329,932  $313,228  $ 694,479 $ 643,667
  Merchandise sales                      59,511    32,033    112,556    65,242
                                       --------  --------  --------- ---------
                                        389,443   345,261    807,035   708,909
COST OF REVENUE:
  Cost of rental product                106,157   103,711    222,767   219,462
  Cost of merchandise                    42,468    24,740     81,550    49,628
                                       --------  --------  --------- ---------
                                        148,625   128,451    304,317   269,090
                                       --------  --------  --------- ---------
GROSS MARGIN                            240,818   216,810    502,718   439,819

OPERATING COSTS AND EXPENSES:
  Operating and selling                 174,453   155,005    349,539   313,050
  General and administrative             25,156    22,417     55,549    46,446
  Store opening expenses                  1,338         -      2,723         -
  Restructuring charge for closure
    of internet business                      -   (12,430)         -   (12,430)
                                       --------  --------  --------- ---------
                                        200,947   164,992    407,811   347,066
                                       --------  --------  --------- ---------
INCOME FROM OPERATIONS                   39,871    51,818     94,907    92,753

Interest expense, net                    (8,171)   (9,944)   (17,835)  (21,920)
Early debt retirement                         -         -    (12,467)   (3,534)
                                       --------  --------  --------- ---------
Income before income taxes               31,700    41,874     64,605    67,299
Provision for income taxes              (12,522)     (418)   (25,849)      600
                                       --------  --------  --------- ---------
NET INCOME                             $ 19,178  $ 41,456  $  38,756 $  67,899
                                       ========  ========  ========= =========
Net income per share:
   Basic                               $   0.32  $   0.71  $    0.64 $    1.23
   Diluted                             $   0.30  $   0.64  $    0.60 $    1.12
Weighted average shares outstanding:
   Basic                                 60,626    58,722     60,249    55,186
   Diluted                               64,655    64,365     64,291    60,811

The accompanying notes are an integral part of this financial statement


                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                  June 30,      December 31,
                                                ------------    -----------
                                                    2003            2002
                                                ------------    -----------
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    66,382     $   33,145
  Cash held by trustee for refinancing                     -        218,531
  Receivables, net                                    29,081         34,996
  Merchandise inventories                            119,380         97,307
  Prepaid expenses and other current assets           12,722         14,772
                                                 -----------    -----------
     Total current assets                            227,565        398,751

Rental inventory, net                                249,668        260,190
Property and equipment, net                          270,875        255,497
Goodwill                                              64,934         64,934
Deferred tax asset, net                              129,413        147,813
Other assets, net                                     19,318         19,191
                                                 -----------    -----------
                                                 $   961,773    $ 1,146,376
                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations $ 13,566 $ 27,678 Subordinated notes to be retired with cash held by trustee (including accrued
   interest of $8.1 million)                               -        212,080
   Accounts payable                                  127,663        158,423
   Accrued expenses                                   91,006        108,432
   Accrued interest                                    8,127          2,923
   Income taxes payable                                1,232          1,151
                                                 -----------    -----------
     Total current liabilities                       241,594        510,687

Long-term obligations, less current portion          400,000        361,068
Other liabilities                                     16,710         17,472
                                                 -----------    -----------
                                                     658,304        889,227
                                                 -----------    -----------
Shareholders' equity:
   Preferred stock, 25,000,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     60,862,960 and 59,796,573 shares issued
     and outstanding, respectively                   510,668        503,403
   Unearned compensation                                (398)          (697)
   Accumulated deficit                              (206,801)      (245,557)
                                                 -----------    -----------
     Total shareholders' equity                      303,469        257,149
                                                 -----------    -----------
                                                 $   961,773    $ 1,146,376
                                                 ===========    ===========

The accompanying notes are an integral part of this financial statement.


                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                       -----------------------
                                                          2003          2002
                                                       ---------     ---------
OPERATING ACTIVITIES:
 Net income                                            $  38,756     $  67,899
 Adjustments to reconcile net income
   to cash provided by operating activities:
  Write-off of deferred financing costs                    5,827         3,534
  Amortization of rental product                         108,035       102,739
  Depreciation                                            30,007        30,061
  Amortization of deferred financing costs                 1,302         2,012
  Tax benefit from exercise of stock options               5,274             -
  Change in deferred rent                                   (762)         (656)
  Change in deferred taxes                                18,401             -
  Non-cash stock compensation                                299         2,713
 Net change in operating assets and liabilities:
  Receivables                                              5,915           243
  Merchandise inventories                                (22,073)      (23,287)
  Accounts payable                                       (30,759)      (17,280)
  Accrued interest                                        (2,935)       (3,355)
  Other current assets and liabilities                   (15,305)      (31,830)
                                                       ---------     ---------
     Cash provided by operating activities               141,982       132,793
                                                       ---------     ---------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                      (97,512)     (135,631)
 Purchases of property and equipment, net                (45,385)       (6,709)
 Increase in intangibles and other assets                   (261)         (491)
 Proceeds from indenture trustee                         218,531             -
                                                       ---------     ---------
     Cash provided by (used in)
      investing activities                                75,373      (142,831)
                                                       ---------     ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                        -       120,750
 Equity financing costs                                        -        (7,651)
 Extinguishment of subordinated debt                    (250,000)
 Borrowings under new term loan facility                 200,000       150,000
 Repayment of prior revolving loan                      (107,500)     (240,000)
 Decrease in credit agreements                           (15,000)      (25,000)
 Debt financing costs                                     (6,989)       (5,647)
 Repayments of capital lease obligations                  (6,620)       (6,319)
 Proceeds from exercise of stock options                   1,991         2,479
                                                       ---------     ---------
     Cash used in financing                             (184,118)      (11,388)
                                                       ---------     ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS          33,237       (21,426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            33,145        38,810
                                                       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER     $  66,382     $  17,384
                                                       =========     =========

The accompanying notes are an integral part of this financial statement.


HOLLYWOOD ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to those rules and regulations, although Hollywood Entertainment Corporation (the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. Results of operations for interim periods may not necessarily be indicative of the results that may be expected for the full year or any other period.


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

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." Pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123) and Statement of Financial Accounting Standards No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation."
                                    (in thousands, except per share amounts)
                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                     --------  --------  --------  --------
                                       2003      2002      2003      2002
                                     --------  --------  --------  --------
Net income as reported               $ 19,178  $ 41,456  $ 38,756  $ 67,899
Add: Stock-based compensation
  Expense included in reported
  net income, net of tax                   76       103       180       388
Deduct: Total stock-based
  employee compensation
  expense under fair value
  based method for all awards,
  net of tax                           (2,366)   (1,892)   (4,482)   (4,012)
                                     --------  --------  --------  --------
Pro forma net income                 $ 16,888  $ 39,667  $ 34,454  $ 64,275
                                     ========  ========  ========  ========
Earnings per Share:
  Basic--as reported                 $   0.32  $   0.71  $   0.64  $   1.23
  Basic--pro forma                       0.28      0.68      0.57      1.16
  Diluted--as reported                   0.30      0.64      0.60      1.12
  Diluted--pro forma                 $   0.27  $   0.63  $   0.56  $   1.09


In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting For Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003. Adoption of the standard did not impact the Company's results of operations, financial position or liquidity in the six months ended June 30, 2003.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding the treatment of early extinguishment of debt as an extraordinary item unless the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In the first quarter of 2003, the Company redeemed its $250 million 10.625% senior subordinated notes due 2004 and retired its prior credit facility due 2004, resulting in a charge of $12.5 million that was not considered an extraordinary item. Additionally, in the first quarter of 2002, the Company retired its credit facility in place at that time, resulting in a $3.5 million charge that was considered an extraordinary item in the Company's Consolidated Statement of Operation in its Quarterly Report on Form 10-Q for the period ended March 31, 2002. In accordance with SFAS 145, this charge has been reclassified to conform to the presentation of the current period.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal." SFAS 146 supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs that are associated with exit activities that are not covered by SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," or entities that are newly acquired in a business combination. The costs that are covered are one-time termination benefits paid to employees who were involuntarily terminated, costs to terminate contracts that are not capital leases and costs to consolidate facilities and relocate employees. The Company adopted SFAS 146 on January 1, 2003. Adoption of the standard did not have a material impact on the Company's results of operations, financial position or liquidity.

In November 2002, the FASB's Emerging Issues Task Force reached a consensus on Issue 02-16 (EITF 02-16) addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds.
The Company implemented the provisions of EITF 02-16 on January 1, 2003 to account for payments and credits it receives from its vendors primarily related to co-operative advertising arrangements. Pursuant to the provisions of EITF 02-16, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in operating and selling costs and expenses on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Any consideration that exceeds such costs is now classified as a reduction of the cost of the product purchased, resulting in an increase in net advertising expense and a reduction in inventory cost, thereby reducing cost of revenue when the product is rented or sold. As a result, the change could impact the timing of recognition of these specific considerations. Implementation of EITF 02-16 did not have a material impact on the Company's results of operation, financial position or liquidity in the six months ended June 30, 2003.

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

For new release movies acquired under revenue sharing arrangements, the studios' share of rental revenue is charged to cost of rental, net of average estimated residual values which are approximately equal to the residual values of purchased inventory, as outlined above. The expense is recorded as revenue is earned on the respective revenue sharing titles.

The majority of games purchased are amortized over four months to an average residual value below $5.00. Games that the Company expects to keep in rental inventory for an indefinite period of time are amortized on a straight-line basis over two years to a current estimated residual value of $5.00.


(3)  Statements of Changes in Shareholders' Equity

A summary of changes to shareholders' equity amounts for the six months ended June 30, 2003 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  --------
Balance at 12/31/2002       59,796,573 $503,403 $   (697) $(245,557) $257,149
                            ---------- -------- --------  ---------  --------
Issuance of common stock:
  Stock options exercised    1,066,387    1,991                         1,991
  Stock options tax benefit               5,274                         5,274
  Stock compensation                        -        299                  299
Net income                                                   38,756    38,756
                            ---------- -------- --------  ---------  --------
Balance at 06/30/2003       60,862,960 $510,668 $   (398) $(206,801) $303,469
                            ========== ======== ========  =========  ========


(4)  Operating Leases

The Company leases all of its stores, corporate offices and distribution centers under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for additional terms between five and fifteen years. Rent expense was $55.8 million and $110.8 million for the three months and the six months ended June 30, 2003, respectively, compared to $53.0 million and $106.0 million for the corresponding periods of the prior year. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $11.6 million and $23.2 million for the three months and the six months ended June 30, 2003 compared to $10.7 million and $20.8 million for the corresponding periods of the prior year.


(5)   Long-term Obligations

The Company had the following long-term obligations as of June 30, 2003 and December 31, 2002 (in thousands):

                                              June 30,  December 31,
                                              ---------   ---------
                                                 2003        2002
                                              ---------   ---------
Borrowings under credit facilities            $ 185,000   $ 107,500
Senior subordinated notes due 2011 (1)          225,000     225,000
Senior subordinated notes due 2004 (2)                -     250,000
Obligations under capital leases                  3,566      10,178
                                              ---------   ---------
                                                413,566     592,678
Current portions:
   Credit facilities                             10,000      17,500
   Capital leases                                 3,566      10,178
                                              ---------   ---------
                                                 13,566      27,678
   Subordinated notes to be retired
    with cash held by trustee                               203,932

Total long-term obligations
 net of current portion and notes to          ---------   ---------
 be retired with cash held by trustee         $ 400,000   $ 361,068
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

At June 30, 2003, maturities on long-term obligations for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2003                $        -    $        -    $   3,566   $   3,566
2004                         -        20,000            -      20,000
2005                         -        20,000            -      20,000
2006                         -        20,000            -      20,000
2007                         -        20,000            -      20,000
Thereafter             225,000       105,000            -     330,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  185,000    $   3,566   $ 413,566
                    ----------    ----------    ---------   ---------


(6)  Earnings per Share

Earnings per basic share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Earnings per diluted share include additional dilution from the effect of potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options.

The following tables are reconciliations of the earnings per basic and diluted share computations (in thousands, except per share amounts):

                                 Three Months Ended June 30,
                    ----------------------------------------------------------
                              2003                           2002
                    ---------------------------  -----------------------------
                      Net              Per Share     Net             Per Share
                    Income   Shares(1)  Amounts   Income   Shares(1)   Amounts
                    -------  ---------  -------  --------  ---------  --------
Income per
 basic share:      $ 19,178     60,626  $  0.32  $ 41,456     58,722   $  0.71
Effect of dilutive                      =======                        =======
 securities:
   Stock options          -      4,029                  -      5,643
                    -------  ---------           --------  ---------
Income per
  diluted share:   $ 19,178     64,655  $  0.30  $ 41,456     64,365   $  0.64
                    =======  =========  =======  ========  =========  ========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 1.0 million shares and 0.1 million shares for the three months ended June 30, 2003 and 2002, respectively.

                                  Six Months Ended June 30,
                    -----------------------------------------------------------
                              2003                         2002
                    ----------------------------  -----------------------------
                      Net              Per Share     Net              Per Share
                    Income   Shares(1)   Amounts   Income   Shares(1)   Amounts
                    -------  ---------  --------  --------  -------  ----------
Income per
 basic share:       $38,756     60,249   $  0.64  $ 67,899   55,186     $  1.23
Effect of dilutive                       =======                      =========
 securities:
   Stock options          -      4,042                   -    5,625
                    -------  ---------            --------  -------
Income per
  diluted share:    $38,756     64,291   $  0.60  $ 67,899   60,811    $  1.12
                    =======  =========  ========  ========  =======  =========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 1.1 million shares and 0.6 million shares in the six months ended June 30, 2003 and 2002, respectively.


(7)  Store Closure Restructuring

At June 30, 2003, twelve stores remained to be closed pursuant to the Company's store closure plan adopted in December of 2000 and amended in December of 2001 and 2002. In accordance with the plan and the updated estimates of closing costs as of June 30, 2003, the Company had an accrual of $2.8 million related to the closures.


(8)   Legal Proceedings

In 1999, the Company was named as a defendant in three complaints that have been consolidated into a single action, entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs sought to certify a class of former and current California salaried Store Managers and Assistant Managers alleging that the Company engaged in unlawful conduct by improperly designating its salaried Store Managers and Assistant Store Managers as "exempt" from California's overtime compensation requirements in violation of the California Labor Code. The Company maintains that its California Store Managers and Assistant Store Managers were properly designated as exempt from overtime. The parties have since entered into a settlement agreement, which was given final approval by the court on January 28, 2003. A third party claims administrator was hired to process claims and distribute funds to the class. All claims submitted have been processed, and verified claims have been paid. The Company has satisfied its obligations under the Settlement Agreement and a final Case Management Conference is scheduled before the court on August 12, 2003. Reserves established prior to the beginning of fiscal 2003 were adequate to cover amounts in the settlement agreement.

The Company has been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and additional rental period charges. The Company has vigorously defended these actions and maintains that the terms of its additional rental charge policy are fair and legal. The Company has been successful in obtaining dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. The Company believes it has provided adequate reserves in connection with these lawsuits.

The Company has been under examination by the Internal Revenue Service (IRS) for the tax years 1994 through 1997. In connection with those examinations, the IRS proposed adjustments for tax years 1994 through 1997, which the Company did not agree with at the exam or appeals level. In April 2001, the IRS issued a Notice of Deficiency (the Notice) for tax years 1994 through 1997 with respect to various issues. In July 2001, the Company filed a petition in United States Tax Court requesting a re-determination of the proposed deficiency. In April 2003, the IRS and the Company reached a settlement agreement related to the various issues and the Company established a deferred tax asset in the amount of $3.1 million. The settlement did not impact the Company's provision for income taxes in the three months and six months ended June 30, 2003.

The Company has been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operation, financial condition or liquidity.


(9) Related Party Transactions

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles' employment agreement in January 2001. These stores are operated by Boards and are not included in the 1,846 stores operated by the Company. Mark Wattles, the Company's Founder, Chief Executive Officer and President, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2.0% of revenue and also purchases products and services from the Company at the Company's cost. From July 2001 through June 30, 2003, Boards has incurred license fees and royalties, and purchased products and services from the Company totaling $9.6 million, of which, $9.1 million has been paid in full as of June 30, 2003. The remaining outstanding balance of $0.5 million due the Company is related to current activity. Under the arrangement, Boards has 30 day payment terms. In the three months ended June 30, 2003, Boards incurred charges of $2.5 million and made $2.5 million in payments. As of June 30, 2003, Boards operated 16 stores.


(10) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one subsidiary, Hollywood Management Company (HMC), during the six months ended June 30, 2003. HMC is wholly owned and a guarantor of the senior subordinated notes of HEC. The consolidating condensed financial statements below present the results of operations, financial position and liquidity of HEC and HMC.


Consolidating Condensed Statement of Operations
Six months ended June 30, 2003
(unaudited, in thousands)

                           ---------- ---------- --------- ----------
                               HEC       HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------- ---------- --------- ----------
REVENUE                    $ 808,473  $  77,735  $(79,173) $ 807,035
COST OF REVENUE              304,317          -         -    304,317
GROSS MARGIN                 504,156     77,735   (79,173)   502,718

OPERATING COSTS & EXPENSES:
 Operating and selling       341,895      7,644         -    349,539
 General & administrative    109,931     24,791   (79,173)    55,549
 Store Opening Expenses        2,723          -         -      2,723
 Restructuring charge for
  closure of internet
  business                         -          -         -          -

INCOME FROM OPERATIONS        49,607     45,300         -     94,907

Interest income                    -     17,052   (16,505)       547
Interest expense             (34,887)         -    16,505    (18,382)
Early debt retirement        (12,467)         -         -    (12,467)
Income before income
 taxes                         2,253     62,352         -     64,605

Benefit from (provision for)
 income taxes                   (732)   (25,117)        -    (25,849)

NET INCOME                 $   1,521  $  37,235  $      -  $  38,756


Consolidating Condensed Statement of Operations
Six months ended June 30, 2002
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
REVENUE                    $  710,347 $ 74,931 $ (76,369) $  708,909
COST OF REVENUE               269,090        -         -     269,090
GROSS MARGIN                  441,257   74,931   (76,369)    439,819

OPERATING COSTS & EXPENSES:
 Operating and selling        308,508    4,542         -     313,050
 General & administrative     101,650   21,165   (76,369)     46,446
 Restructuring charge for
  closure of internet
  business                    (12,430)       -         -     (12,430)
INCOME FROM OPERATIONS         43,529   49,224         -      92,753

Interest income                     -   14,441   (14,238)        203
Interest expense              (36,361)       -    14,238     (22,123)
Early debt retirement          (3,534)       -         -      (3,534)
Income before income
 taxes                          3,634   63,665         -      67,299

Benefit from (provision for)
 income taxes                  25,130  (24,530)        -         600

NET INCOME                 $   28,764 $ 39,135 $       -  $   67,899


Consolidating Condensed Balance Sheet
June 30, 2003
(unaudited, in thousands)

                           ---------- ---------- ---------- ----------
                               HEC       HMC       Elimin-    Consol-
                                                   ations     idated
                           ---------- ---------- ---------- ----------
ASSETS
Cash and cash equivalents  $   2,162  $  64,221  $       -  $  66,383
Receivables                   20,107    394,516   (385,542)    29,081
Merchandise inventories      119,380          -          -    119,380
Prepaid expenses and other    11,098      1,624          -     12,722
 current assets
Total current assets         152,747    460,361   (385,542)   227,566

Rental inventory, net        249,668          -          -    249,668
Property & equipment, net    250,648     20,226          -    270,874
Goodwill, net                 64,934          -          -     64,934
Deferred tax assets, net     129,413          -          -    129,413
Other assets, net             17,062      6,265     (4,008)    19,319

Total Assets               $ 864,472  $ 486,852  $(389,550) $ 961,774

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $  13,566  $       -  $       -  $  13,566
Accounts payable             385,542    127,663   (385,542)   127,663
Accrued expenses              13,490     77,516          -     91,006
Accrued interest                   -      8,128          -      8,128
Income taxes payable               -      1,232          -      1,232
Total current liabilities    412,598    214,539   (385,542)   241,595

Long-term obligations, less
 current portion             400,000          -          -    400,000
Other liabilities             16,710          -          -     16,710
Total liabilities            829,308    214,539   (385,542)   658,305

Common stock                 510,668      4,008     (4,008)   510,668
Unearned compensation           (398)         -          -       (398)
Retained earnings
 (accumulated deficit)      (475,106)   268,305          -   (206,801)
Total shareholders'
 equity (deficit)             35,164    272,313     (4,008)   303,469
Total liabilities and
 shareholders' equity
 (deficit)                 $ 864,472  $ 486,852  $(389,550) $ 961,774


Consolidating Condensed Balance Sheet
December 31, 2002
(in thousands)

                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,045  $   31,100  $       --  $   33,145
Cash held by trustee for
 Refinancing                              218,531                 218,531
Accounts receivable, net       20,529     218,517    (204,050)     34,996
Merchandise inventories        97,307          --          --      97,307
Prepaid expenses and other
 current assets                11,995       2,777          --      14,772
Total current assets          131,876     470,925    (204,050)    398,751
Rental inventory, net         260,190          --          --     260,190
Property & equipment, net     234,964      20,533          --     255,497
Goodwill, net                  64,934          --          --      64,934
Deferred income tax asset     147,813          --          --     147,813
Other assets, net              17,361       5,838      (4,008)     19,191
Total assets               $  857,138  $  497,296  $ (208,058) $1,146,376

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   27,678  $       --  $       --  $   27,678
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)    203,940       8,140          --     212,080
Accounts payable              204,050     158,423    (204,050)    158,423
Accrued expenses               16,852      91,580          --     108,432
Accrued interest                   --       2,923          --       2,923
Income taxes payable               --       1,151          --       1,151
Total current liabilities     452,520     262,217    (204,050)    510,687
Long-term obligations, less
 current portion              361,068          --          --     361,068
Other liabilities              17,472          --          --      17,472
Total liabilities             831,060     262,217    (204,050)    889,227
Preferred stock                    --          --          --          --
Common stock                  503,403       4,008      (4,008)    503,403
Unearned compensation            (697)         --          --        (697)
Retained earnings
 (accumulated deficit)       (476,628)    231,071          --    (245,557)
Total shareholders' equity
 equity (deficit)              26,078     235,079      (4,008)    257,149
Total liabilities and
 shareholders equity
 (deficit)                 $  857,138  $  497,296  $ (208,058) $1,146,376


Consolidating Condensed Statement of Cash Flows
Six months ended June 30, 2003
(unaudited, in thousands)

                              ---------- ---------- ----------
                                  HEC        HMC      Consol-
                                                      idated
                              ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $   1,521  $  37,235  $  38,756
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                5,827          -      5,827
  Depreciation &
   amortization                 135,663      3,681    139,344
  Tax benefit from exercise
   of stock options               5,274          -      5,274
  Change in deferred tax asset   18,401          -     18,401
  Change in deferred rent          (762)         -       (762)
  Non cash stock compensation       299          -        299
  Net change in operating
   assets & liabilities         156,694   (221,851)   (65,157)
Cash provided by (used in)
  Operating activities          322,917   (180,935)   141,982

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (97,512)         -    (97,512)
 Purchase of property &
  equipment, net                (41,336)    (4,049)   (45,385)
 Increase in intangibles
  & other assets                    167    218,103    218,270
Cash used in investing
 activities                    (138,683)   214,055     75,373

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net                   -          -          -
 Repayments of capital lease
  obligations                    (6,620)         -     (6,620)
 Proceeds from exercise
  of stock options                1,991          -      1,991
 Increase in revolving
  loans, net                   (179,489)         -   (179,489)
Cash used in financing
 activities                    (184,118)         -   (184,118)

Increase in cash
 and cash equivalents               116     33,121     33,237
Cash and cash equivalents
 at beginning of year             2,045     31,100     33,145
Cash and cash equivalents at
 the end of the second
 quarter                      $   2,161  $  64,221  $  66,382


Consolidating Condensed Statement of Cash Flows
Six months ended June 30, 2002
(in thousands)

                              ---------- -------- ----------
                                  HEC      HMC      Consol-
                                                    idated
                              ---------- -------- ----------
OPERATING ACTIVITIES:
 Net income                   $   28,764 $ 39,135 $   67,899
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Extraordinary item               2,226        -      2,226
  Depreciation &
   amortization                  131,849    2,963    134,812
Change in deferred rent             (656)       -       (656)
 Non cash stock compensation       2,713        -      2,713
Net change in operating
  assets & liabilities           (13,852) (60,349)   (74,201)
Cash provided by (used in)
  Operating activities           151,044  (18,251)   132,793

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (135,631)       -   (135,631)
 Purchase of property &
  equipment, net                  (3,931)  (2,778)    (6,709)
 Increase in intangibles
  & other assets                    (163)    (328)      (491)
Cash used in investing
 activities                     (139,725)  (3,106)  (142,831)

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net              113,099        -    113,099
 Repayments of capital lease
  obligations                     (6,319)       -     (6,319)
 Proceeds from exercise
  of stock options                 2,479        -      2,479
 Increase in revolving
  loans, net                    (120,647)       -   (120,647)
Cash used in financing
 activities                      (11,388)       -    (11,388)

Decrease in cash
 and cash equivalents                (69) (21,357)   (21,426)
Cash and cash equivalents
 at beginning of year              1,999   36,811     38,810
Cash and cash equivalents at
 the end of the second quarter $   1,930 $ 15,454 $   17,384



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


RESULTS OF OPERATIONS

Summary Results of Operations

Our net income for the three months and six months ended June 30, 2003 was $19.2 million and $38.8 million, respectively, compared with net income of $41.5 million and $67.9 million for the three months and six months ended June 30, 2002. The decrease in net income was primarily the result of a change in our provision for income taxes. Net income for the three months and six months ended June 30, 2002 benefited from a reduction in our valuation allowance on our deferred income tax assets, resulting in an effective tax rate of 1.0% (excluding a $1.3 million income tax benefit recorded in the first quarter due to a charge of $3.5 million for early debt retirement). We believe that an effective tax rate of 40.5% would have represented a normalized provision for income taxes excluding the valuation allowance. The effective tax rate for the three months and six months ended June 30, 2003 was 39.5% and 40.0%, respectively. Also contributing to the decrease in net income for the six months ended June 30, 2003 was a $12.5 million charge recorded in the first quarter of 2003 for early debt retirement compared to a early debt retirement charge in the first quarter of 2002 of $3.5 million.

Income from operations was $39.9 million for the three months ended June 30, 2003 compared to $51.8 million for the corresponding period of the prior year that included a $12.4 million benefit due to a reduction of a restructuring charge related to the closure of our former Internet business. Income from operations was $94.9 million for the six months ended June 30, 2003 compared to $92.8 million for the corresponding period of the prior year that included the $12.4 million benefit noted above. The increase was primarily due to improved operating performance in our existing store base.

The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                ----------------------  ----------------------
                                   2003        2002        2003        2002
                                ----------  ----------  ----------  ----------
                                                   (Unaudited)
REVENUE:
 Rental product revenue              84.7%       90.7%       86.1%       90.8%
 Merchandise sales                   15.3         9.3        13.9         9.2
                                ----------  ----------  ----------  ----------
                                    100.0       100.0       100.0       100.0
                                ----------  ----------  ----------  ----------
GROSS MARGIN                         61.8        62.8        62.3        62.0

OPERATING COSTS AND EXPENSES:
 Operating and selling               44.8        44.9        43.3        44.2
 General and administrative           6.5         6.5         6.9         6.6
 Store opening expenses               0.3         0.0         0.3         0.0
 Restructuring charge for
  closure of internet business        0.0        (3.6)        0.0        (1.8)
                                ----------  ----------  ----------  ----------
                                     51.6        47.8        50.5        49.0
                                ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS               10.2        15.0        11.8        13.1
Interest expense, net                (2.1)       (2.9)       (2.2)       (3.1)
Early debt retirement                 0.0         0.0        (1.6)       (0.5)
                                ----------  ----------  ----------  ----------
Income before income taxes            8.1        12.1         8.0         9.5

Provision for income taxes           (3.2)       (0.1)       (3.2)        0.1
                                 ----------  ---------  ----------  ----------
Net income                            4.9       12.0          4.8         9.6
                                 ----------  ---------  ----------  ----------

OTHER FINANCIAL DATA:

Rental product gross margin (1)      67.8%       66.9%       67.9%       65.9%
Merchandise gross margin (2)         28.6%       22.8%       27.5%       23.9%

OPERATING DATA:

Number of stores at quarter end     1,846       1,800       1,846       1,800
Weighted average stores open
 during the period                  1,842       1,799       1,836       1,800
Same store revenue
 increase (3)                          11%          7%         12%          7%

---------------------------------

(1) Rental product gross margin as a percentage of rental revenue.
(2) Merchandise sales gross margin as a percentage of merchandise sales.
(3) A store is comparable (same store) after it has been open and owned by the Company for 12 full months.


REVENUE

Revenue increased by $44.2 million, or 12.8%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, due to an 11.0% increase in same store sales and a net increase of 43 weighted average stores. Revenue increased by $98.1 million, or 13.8%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, due to a 12.0% increase in comparable store revenue and a net increase of 36 weighted average stores. At June 30, 2003, we had 1,846 stores operating in 47 states compared to 1,800 stores operating in 47 states at June 30, 2002. In most of our stores, we currently offer 5-day rentals on all products with new release videos and all DVDs typically renting for $3.79 and catalog videos typically renting for $1.99. Since the fourth quarter of 1999, other than test pricing, we have not increased prices on new release or catalog videos and DVDs. Video games rent for $4.99 and $5.99, with games for the newer platforms typically renting for the higher amount. Customers who choose not to return movies within the initial rental period are deemed to have commenced a new rental period (an extended rental period) that is equal in length and price to the initial rental period.


GROSS MARGIN

Rental Product Margins

Rental product gross margin as a percentage of rental product revenue increased to 67.8% and 67.9% for the three months and six months ended June 30, 2003, respectively, from 66.9% and 65.9% for the three months and six months ended June 30, 2002, respectively. The increase was primarily due to a shift in revenue from VHS product to DVD product, which typically has higher gross margins.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales revenue increased to 28.6% and 27.5% for the three months and six months ended June 30, 2003, respectively, from 22.8% and 23.9% for the three months and six months ended June 30, 2002, respectively. The increase was primarily the result of an increase in the percentage of merchandise sales from our Game Crazy departments, which typically have higher margins than merchandise sales from our video departments, and an improvement in our concession sales and margins.


OPERATING COSTS AND EXPENSES

Operating and Selling Expenses

Total operating and selling expenses for the three months ended June 30, 2003 as a percentage of revenue was 44.8% compared to 44.9% in the corresponding period of the prior year. Total operating and selling expense in the three months ended June 30, 2003 increased $19.5 million to $174.5 million from $155.0 million in the three months ended June 30, 2002. The increase was primarily the result of increased variable costs associated with increased store revenue, an increase of 43 weighted-average stores compared to the corresponding period of the prior year, as well as an increase in operating and selling expenses associated with the expansion of our Game Crazy departments. Payroll and related expenses increased by $12.0 million, rent and related expense increased by $3.6 million, and other operating and selling expenses increased by $3.9 million in the three months ended June 30, 2003, when compared to the corresponding period of the prior year.

Total operating and selling expenses for the six months ended June 30, 2003 decreased as a percentage of revenue to 43.3% from 44.2% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage from increased revenue. Total operating and selling expense in the six months ended June 30, 2003 increased $36.4 million to $349.5 million from $313.1 million in the six months ended June 30, 2002. The increase was primarily the result of increased variable costs associated with increased store revenue, an increase of 36 weighted-average stores compared to the corresponding period of the prior year, as well as an increase in operating and selling expenses associated with the expansion of our Game Crazy departments. Payroll and related expenses increased by $22.6 million, rent and related expenses increased by $7.0 million, and other operating and selling expenses increased by $6.8 million for the six months ended June 30, 2003 when compared to the corresponding period of the prior year.

General and Administrative Expenses

General and administrative expenses as a percentage of total revenue were 6.5% for the three months ended June 30, 2003, which was consistent with the corresponding period of the prior year. General and administrative expenses for the three months ended June 30, 2003 increased by $2.8 million to $25.2 million from $22.4 million for the three months ended June 30, 2002.

General and administrative expenses as a percentage of total revenue were 6.9% for the six months ended June 30, 2003, compared to 6.6% for the corresponding period of the prior year. General and administrative expenses for the six months ended June 30, 2003 increased by $9.1 million to $55.5 million from $46.4 million in the six months ended June 30, 2002. Included in general and administrative expenses for the six months ended June 30, 2003 was a $1.7 million charge recognized in the first quarter to adjust a class action litigation settlement reserve related to extended rental periods.

Store opening expenses

Store opening expenses were $1.3 million and $2.7 million for the three months and six months ended June 30, 2003, respectively, compared to no store opening expenses in the corresponding periods of the prior year. Store opening expenses are primarily expenses related to relocating, recruiting and training new field employees and grand-opening advertising expenses for new video stores and new Game Crazy departments.


INTEREST EXPENSE, NET

Interest expense, net of interest income, was $8.2 million and $17.8 million for the three months and six months ended June 30, 2003, respectively, compared to $9.9 million and $21.9 million for the corresponding periods of the prior year. The respective three months and six months decreased of $1.7 million and $4.1 million was due to lower interest rates, partially offset by an increase in average total borrowings.


EARLY DEBT RETIREMENT

In the first quarter of 2003, we redeemed the outstanding $250 million 10.625% senior subordinated notes due 2004 and retired our prior credit facility due 2004. As a result, we recorded a charge of $12.5 million that included the early redemption premium of $6.6 million and the write-off of deferred financing costs. In the first quarter of 2002, we paid all amounts outstanding and retired our credit facility in place at that time, resulting in a $3.5 million charge to write-off deferred financing costs.


INCOME TAXES

Our effective tax rate was a provision of 39.5% and 40.0% for the three months and six months ended June 30, 2003. For the three months and six months ended June 30, 2002, our tax provision included reductions in our valuation allowance on our deferred income tax assets. The allowance was reduced based upon taxable income earned during the period as a result of the utilization of net deferred tax assets, primarily net operating loss carryforwards. This resulted in an effective rate of 1.0% for the three months ended June 30, 2002. In addition to the valuation allowance adjustment, the income tax benefit of $0.6 million in the six months ended June 30, 2002 included a $1.3 million benefit recorded in the first quarter of 2002 due to a $3.5 million charge for early debt retirement. Our effective tax rate varies from the federal statutory rate as a result of minimum state taxes in excess of statutory state income taxes and the reduction in the deferred tax valuation allowance.


RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods impact the amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of tapes or DVDs at reduced or no up-front costs, we share agreed-upon portions of the revenue that we derive from the tapes or DVDs with the applicable studio. The studio's share of rental revenue is expensed, net of an estimated residual value, as revenue is earned on revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of sales rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no obligation for future payments to the studios. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of sales over its estimated useful life to an estimated residual value. Therefore, purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. Cost of rental product included revenue sharing expense of $22.7 million and $51.6 million for the three and six months ended June 30, 2003, respectively, compared to $34.7 million and $72.0 million in the three and six months ended June 30, 2002, respectively. The decline in revenue sharing expense is primarily the result of an increase in the percentage of movies acquired in the DVD format compared to VHS, as we currently have fewer DVD revenue sharing arrangements than VHS revenue sharing arrangements.


MERCHANDISE INVENTORY

Merchandise inventory includes new VHS and DVD movies for sale, concessions, accessories, Game Crazy merchandise inventory and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as previously viewed product. Merchandise inventory increased $22.1 million to $119.4 million as of June 30, 2003, from $97.3 million as of December 31, 2002 primarily due to the expansion of our Game Crazy departments and, to a lesser extent, a shift in inventory from VHS to DVD in both new and previously viewed categories. In the six months ended June 30, 2003, we remerchandised 205 stores to include a Game Crazy department and opened five stores that included a Game Crazy department.


LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the six months ended June 30, 2003 funded our debt service requirements and maintenance capital expenditures and provided the capital required to remodel and remerchandise 205 of our stores to include Game Crazy departments as well as to open 21 new video stores. At June 30, 2003, we had $66.4 million of cash and cash equivalents on hand.

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

Cash Provided by Operating Activities

Net cash provided by operating activities was $142.0 million and $132.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase of $9.2 million or 7% was primarily due to improved operating performance in our existing store base.

Cash Provided by and Used in Investing Activities

In the six months ended June 30, 2003, investing activities resulted in a $75.3 million source of cash. The source of cash was primarily the result of proceeds delivered by the indenture trustee to our subordinated note holders. On December 18, 2002, we completed the sale of $225 million 9.625% senior subordinated notes due 2011 and delivered net proceeds of $218.5 million to the indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004. The delivery of the proceeds to the indenture trustee and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities. In the six months ended June 30, 2003, we opened 21 video stores and remerchandised 205 stores to include a Game Crazy department compared to opening two video stores and remerchandising two stores to include Game Crazy departments in the six months ended June 30, 2002. For the year 2003, we currently anticipate investing approximately $125 million in new video store openings, Game Crazy expansion and maintenance capital expenditures in property and equipment.

Cash Provided by and Used in Financing Activities

Net cash flow from financing activities was a $184.1 million use of cash for the six months ended June 30, 2003 compared to a $11.4 million use of cash in the corresponding period of the prior year. The $184.1 million use of cash reflects the redemption of $250.0 million senior subordinated notes and the retirement of our prior credit facility of $107.5 million with $218.5 million in proceeds from the indenture trustee and $200 million of initial borrowings under our new credit facility.

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

On January 16, 2003, we obtained new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. We used the borrowings under the term loan facility to repay amounts outstanding under our existing credit facilities which were due in 2004, redeem the remaining $46.1 million principal amount of our 10.625% senior subordinated notes due 2004 on February 18, 2003 and for general corporate purposes. On February 28, 2003, we prepaid the required 2003 term loan facility principle payments of $15.0 million and on July 16, 2003, we prepaid the required 2004 payments of $20.0 million.

Instruments governing our indebtedness contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business. At June 30, 2003, we were in compliance with all covenants contained within our debt agreements.

At June 30, 2003, maturities on long-term obligations for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2003                $        -    $        -    $   3,566   $   3,566
2004                         -        20,000            -      20,000
2005                         -        20,000            -      20,000
2006                         -        20,000            -      20,000
2007                         -        20,000            -      20,000
Thereafter             225,000       105,000            -     330,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  185,000    $   3,566   $ 413,566
                    ----------    ----------    ---------   ---------


Other Financial Measurements: Working Capital

At June 30, 2003, we had cash and cash equivalents of $66.4 million and a working capital deficit of $14.0 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue and the majority of this inventory has a relatively short useful life (as evidenced by our amortization policies), the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video rental industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet our obligations as they come due.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of June 30, 2003, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1.0% during the twelve months ended June 30, 2003 our interest expense would have increased by approximately $1.9 million based on our outstanding balance on the facility as of June 30, 2003.


ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on the evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below under the heading "Cautionary Statements." Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K to the Securities and Exchange Commission.


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

The failure of video game software and hardware manufacturers to timely introduce new products could hurt our ability to attract and retain video game customers.

We are dependent on the introduction of new and enhanced video games and game systems to attract and retain video game customers. If manufacturers fail to introduce or delay the introduction of new games and systems, the demand for games available to us could decline, negatively impacting our revenues, and our business, financial condition, liquidity and results of operations could be harmed.

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

As of June 30, 2003, we had total consolidated long-term debt, including capital leases, of approximately $413.6 million. We and our subsidiaries could incur substantial additional indebtedness in the future, including indebtedness that would be secured by our assets or those of our subsidiaries. If we increase our indebtedness, the related risks that we now face could intensify. For example, it could:

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

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. At June 30, 2003, we were in compliance with all covenants contained within our debt agreements.

Instruments governing our bank credit facilities and our senior subordinated notes contain, and our future indebtedness may contain, covenants that, among other things, significantly restrict our ability to:

-  open new stores;
-  incur additional indebtedness;
-  repurchase shares of our common stock;
-  guarantee third-party obligations;
-  enter into capital leases;
-  create liens on assets;
-  dispose of assets;
-  repay indebtedness or amend debt instruments;
-  make capital expenditures;
-  make investments, loans or advances;
-  pay dividends;
-  make acquisitions or engage in mergers or consolidations; and
-  engage in certain transactions with our subsidiaries and affiliates.

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

Our quarterly operating results have varied in the past and we expect that they will continue to vary in the future depending on a number of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to vary include:

-  the level of demand for movie and game rentals and purchases;
- existing and future competition from providers of similar products and alternative forms of entertainment;
-  the prices for which we are able to rent or sell our products;
-  the availability and cost to us of new release movies and games;
-  changes in other significant operating costs and expenses;
-  weather;
-  seasonality;
-  variations in the number and timing of store openings;
-  the performance of newer stores;
-  acquisitions by us of existing video stores;
-  the success of new business initiatives and related acquisitions;
-  other factors that may affect retailers in general;
-  changes in movie rental habits resulting from domestic and world events;
- actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amount of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our Consolidated Financial Statements; and
- acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism and other matters beyond our control.

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

Provisions of Oregon law condition the voting rights that would otherwise be associated with any shares of our common stock that may be acquired in specified transactions deemed to constitute a "control share acquisitions" upon approval by our shareholders (excluding, among other things, the acquirer in any such transaction). Provisions or Oregon law also restrict, subject to specified exceptions, the ability of a person owning 15% or more of our common stock to enter into any "business combination transaction" with us. In addition, under our articles of incorporation, our Board of Directors has the authority to issue up to 25.0 million shares of preferred stock and to fix the rights, preferences, privileges and restrictions of those shares without any further vote or action by the shareholders. These provisions of Oregon law and our articles of incorporation have the effect of delaying, deferring or preventing a change in control of Hollywood, may discourage bids for our common stock at a premium over the market price of our common stock and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock and the occurrence of a control share acquisition may constitute an event of default under, or otherwise require us to repurchase or repay, our indebtedness.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1999, we were named as a defendant in three complaints that have been consolidated into a single action, entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs sought to certify a class of former and current California salaried Store Managers and Assistant Managers alleging that we engaged in unlawful conduct by improperly designating our salaried Store Managers and Assistant Store Managers as "exempt" from California's overtime compensation requirements in violation of the California Labor Code. We maintain that our California Store Managers and Assistant Store Managers were properly designated as exempt from overtime. The parties have since entered into a settlement agreement, which was given final approval by the court on January 28, 2003. A third party claims administrator was hired to process claims and distribute funds to the class. All claims submitted have been processed, and verified claims have been paid. We have satisfied our obligations under the Settlement Agreement and a final Case Management Conference is scheduled before the court on August 12, 2003. Reserves established prior to the beginning of fiscal 2003 were adequate to cover amounts in the settlement agreement.

We have been named in several purported class action lawsuits alleging various causes of action, including claims regarding our membership application and additional rental period charges. We have vigorously defended these actions and maintain that the terms of our additional rental charge policy are fair and legal. We have been successful in obtaining dismissal of three of the actions filed against us. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. We believe we have provided adequate reserves in connection with these lawsuits.

We have been under examination by the Internal Revenue Service (IRS) for the tax years 1994 through 1997. In connection with those examinations, the IRS proposed adjustments for tax years 1994 through 1997, which we did not agree with at the exam or appeals level. In April 2001, the IRS issued a Notice of Deficiency (the Notice) for tax years 1994 through 1997 with respect to various issues. In July 2001, we filed a petition in United States Tax Court requesting a re-determination of the proposed deficiency. In April 2003, the parties reached a settlement agreement related to the various issues and we established a deferred tax asset in the amount of $3.1 million. The settlement did not impact our provision for income taxes in the three months and six months ended June 30, 2003.

We have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe we have provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on our consolidated results of operation, financial condition or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our shareholders re-elected our directors at our annual shareholder meeting on May 28, 2003 as follows:

                               Number of Shares:
Name:                          For       Withheld
-----------------------    ----------   ----------
Mark J. Wattles            56,288,414      732,898
James N.Cutler, Jr.        55,254,508    1,766,804
F. Bruce Giesbrecht        56,398,916      622,396
S. Douglas Glendenning     55,261,820    1,759,492
William P. Zebe            54,985,583    2,035,729


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1	1993B Restated Articles of Incorporation, as amended  (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140), and by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).

3.2	1999 Restated Bylaws (incorporated by reference to Exhibit 3.2 to the
Registrant's Registration Statement on Form S-4 (File No. 333-82937) (the "1999 S-4")).

4.1	Indenture dated January 25, 2002 among the Registrant, Hollywood
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

31.1	Certification of Chief Executive Officer of Registrant Pursuant to SEC
Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Registrant Pursuant to SEC
Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of
Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

On April 15, 2003 we filed a current report on Form 8-K under "Item 12. Results of Operation and Financial Condition" reporting that on April 15, 2003, we issued a press release announcing our financial results for the quarter ended March 31, 2003. Our press release was attached to the report as Exhibit 99.1.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




August 14, 2003                            /S/Timothy R. Price
------------------        -------------------------------------------------
     (Date)                                Timothy R. Price
                	                Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)