Form 10-Q
period 2003-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2003-10-29
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

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

      Yes  [X]          No  [ ]

As of October 13, 2003 there were 60,831,051 shares of the registrant's Common Stock outstanding.



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in thousands, except per share amounts)

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                      ------------------  --------------------
                                        2003      2002       2003      2002
                                      --------  --------  ---------- ---------
REVENUE:
  Rental product revenue              $337,306  $331,074  $1,031,784 $ 974,741
  Merchandise sales                     64,652    37,948     177,208   103,190
                                      --------  --------  ---------- ---------
                                       401,958   369,022   1,208,992 1,077,931
COST OF REVENUE:
  Cost of rental product               104,641   112,035     327,408   331,496
  Cost of merchandise                   46,672    28,562     128,222    78,191
                                      --------  --------  ---------- ---------
                                       151,313   140,597     455,630   409,687
                                      --------  --------  ---------- ---------
GROSS MARGIN                           250,645   228,425     753,362   668,244

OPERATING COSTS AND EXPENSES:
  Operating and selling                181,791   165,030     531,328   478,080
  General and administrative            25,650    20,183      81,200    66,629
  Store opening expenses                 1,219     1,228       3,942     1,228
  Restructuring charge for closure
    of internet business                     -         -          -   (12,430)
                                      --------  --------  ---------- ---------
                                       208,660   186,441     616,470   533,507
                                      --------  --------  ---------- ---------
INCOME FROM OPERATIONS                  41,985    41,984     136,892   134,737

Interest expense, net                   (7,879)   (9,716)    (25,715) (31,636)
Early debt retirement                        -         -     (12,467)  (3,534)
                                      --------  --------  ---------- ---------
Income before income taxes              34,106    32,268      98,710    99,567
Provision for income taxes             (13,636)     (323)    (39,484)      277
                                      --------  --------  ---------- ---------
NET INCOME                            $ 20,470  $ 31,945  $   59,226 $  99,844
                                      ========  ========  ========== =========
Net income per share:
   Basic                              $   0.34  $   0.54  $     0.98 $    1.77
   Diluted                            $   0.32  $   0.50  $     0.92 $    1.62
Weighted average shares outstanding:
   Basic                                60,942    58,883      60,482    56,431
   Diluted                              64,624    63,712      64,414    61,797


The accompanying notes are an integral part of this financial statement



                       HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                September 30,   December 31,
                                                ------------    -----------
                                                    2003            2002
                                                ------------    -----------
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                      $    39,941     $   33,145
  Cash held by trustee for refinancing                     -        218,531
  Receivables, net                                    24,539         34,996
  Merchandise inventories                            128,321         97,307
  Prepaid expenses and other current assets           12,397         14,772
                                                 -----------    -----------
     Total current assets                            205,198        398,751

Rental inventory, net                                254,026        260,190
Property and equipment, net                          280,620        255,497
Goodwill                                              65,217         64,934
Deferred tax asset, net                              120,119        147,813
Other assets, net                                     19,931         19,191
                                                 -----------    -----------
                                                 $   945,111    $ 1,146,376
                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term obligations $ 2,368 $ 27,678 Subordinated notes to be retired with cash held by trustee (including accrued
   interest of $8.1 million)                               -        212,080
   Accounts payable                                  137,062        158,423
   Accrued expenses                                   98,575        108,432
   Accrued interest                                      950          2,923
   Income taxes payable                                1,500          1,151
                                                 -----------    -----------
     Total current liabilities                       240,455        510,687

Long-term obligations, less current portion          370,000        361,068
Other liabilities                                     16,325         17,472
                                                 -----------    -----------
                                                     626,780        889,227
                                                 -----------    -----------
Shareholders' equity:
   Preferred stock, 25,000,000 shares
     authorized; no shares issued and
     outstanding                                           -              -
   Common stock, 100,000,000 shares authorized;
     60,769,201 and 59,796,573 shares issued
     and outstanding, respectively                   504,928        503,403
   Unearned compensation                                (266)          (697)
   Accumulated deficit                              (186,331)      (245,557)
                                                 -----------    -----------
     Total shareholders' equity                      318,331        257,149
                                                 -----------    -----------
                                                 $   945,111    $ 1,146,376
                                                 ===========    ===========

The accompanying notes are an integral part of this financial statement.



                   HOLLYWOOD ENTERTAINMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                       -----------------------
                                                          2003          2002
                                                       ---------     ---------
OPERATING ACTIVITIES:
 Net income                                            $  59,226     $  99,844
 Adjustments to reconcile net income
   to cash provided by operating activities:
  Write-off of deferred financing costs                    5,827         2,226
  Amortization of rental product                         158,552       156,979
  Depreciation                                            45,675        44,987
  Amortization of deferred financing costs                 1,910         2,922
  Tax benefit from exercise of stock options               7,485             -
  Change in deferred rent                                 (1,146)         (989)
  Change in deferred taxes                                27,694             -
  Non-cash stock compensation                                431        (1,800)
 Net change in operating assets and liabilities:
  Receivables                                             10,457         1,977
  Merchandise inventories                                (31,014)      (35,235)
  Accounts payable                                       (21,361)      (17,235)
  Accrued interest                                       (10,113)      (10,059)
  Other current assets and liabilities                    (7,141)      (24,169)
                                                       ---------     ---------
     Cash provided by operating activities               246,482       219,448
                                                       ---------     ---------
INVESTING ACTIVITIES:
 Purchases of rental inventory, net                     (152,388)     (203,423)
 Purchases of property and equipment, net                (70,798)      (19,429)
 Increase in intangibles and other assets                 (1,299)         (549)
 Proceeds from indenture trustee                         218,531             -
                                                       ---------     ---------
     Cash used in investing activities                    (5,954)     (223,401)
                                                       ---------     ---------
FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                        -       120,750
 Equity financing costs                                        -        (7,677)
 Extinguishment of subordinated debt                    (250,000)
 Borrowings under new term loan facility                 200,000       150,000
 Repayment of prior revolving loan                      (107,500)     (240,000)
 Decrease in credit agreements                           (55,000)      (25,000)
 Debt financing costs                                     (7,454)       (5,098)
 Repayments of capital lease obligations                  (7,818)      (10,894)
 Repurchase of common stock                               (9,412)            -
 Proceeds from exercise of stock options                   3,452         2,654
                                                       ---------     ---------
     Cash used in financing                             (233,732)      (15,265)
                                                       ---------     ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS           6,796       (19,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            33,145        38,810
                                                       ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER      $  39,941     $  19,592
                                                       =========     =========


The accompanying notes are an integral part of this financial statement.



HOLLYWOOD ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to those rules and regulations, although Hollywood Entertainment Corporation (the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments that are, in the opinion of management, normal and recurring and necessary to provide a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. Results of operations for interim periods may not necessarily be indicative of the results that may be expected for the full year or any other period.


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

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principal Board opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." Pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

                                    (in thousands, except per share amounts)
                                         Three Months        Nine Months
                                     Ended September 30, Ended September 30,
                                     --------  --------  --------  --------
                                       2003      2002      2003      2002
                                     --------  --------  --------  --------
Net income, as reported              $ 20,470  $ 31,945  $ 59,226  $ 99,844
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                   80       103       259       470
Deduct: Total stock-based employee
  compensation expense under
  fair value based method for
  all awards, net of tax               (1,723)   (1,682)   (6,206)   (5,695)
                                     --------  --------  --------  --------
Pro forma net income                 $ 18,827  $ 30,366  $ 53,279  $ 94,619
                                     ========  ========  ========  ========
Earnings per Share:
  Basic--as reported                 $   0.34  $   0.54  $   0.98  $   1.77
  Basic--pro forma                       0.31      0.52      0.88      1.68
  Diluted--as reported                   0.32      0.50      0.92      1.62
  Diluted--pro forma                 $   0.30  $   0.49  $   0.85  $   1.58


In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003. Adoption of the standard did not impact the Company's results of operations, financial position or liquidity in the nine months ended September 30, 2003.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding the treatment of early extinguishment of debt as an extraordinary item unless the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. In the first quarter of 2003, the Company redeemed its $250 million 10.625% senior subordinated notes due 2004 and retired its prior credit facility due 2004, resulting in a pre-tax charge of $12.5 million that was not considered an extraordinary item. Additionally, in the first quarter of 2002, the Company retired its credit facility in place at that time, resulting in a $3.5 million pre-tax charge that was considered an extraordinary item in the Company's Consolidated Statement of Operations in its Quarterly Report on Form 10-Q for the period ended March 31, 2002. In accordance with SFAS 145, this charge has been reclassified to conform to the presentation of the current period.

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

In November 2002, the FASB's Emerging Issues Task Force reached a consensus on Issue 02-16 (EITF 02-16) addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds.
The Company implemented the provisions of EITF 02-16 on January 1, 2003 to account for payments and credits it receives from its vendors primarily related to co-operative advertising arrangements. Pursuant to the provisions of EITF 02-16, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in operating and selling costs and expenses on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Any consideration that exceeds such costs is now classified as a reduction of the cost of product purchased, resulting in an increase in net advertising expense and a reduction in inventory cost, thereby reducing cost of revenue when the product is rented or sold. As a result, the change could impact the timing of recognition of these specific considerations. Implementation of EITF 02-16 did not have a material impact on the Company's results of operation, financial position or liquidity in the nine months ended September 30, 2003.

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


(3) Statements of Changes in Shareholders' Equity

A summary of changes to shareholders' equity amounts for the nine months ended September 30, 2003 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  --------
Balance at 12/31/2002       59,796,573 $503,403 $   (697) $(245,557) $257,149
                            ---------- -------- --------  ---------  --------
Issuance of common stock:
  Stock options exercised    1,505,628    3,452                         3,452
  Stock options tax benefit               7,485                         7,485
  Stock compensation                        -        431                  431
Repurchase of common stock    (533,000)  (9,412)          		     (9,412)
Net income                                                   59,226    59,226
                            ---------- -------- --------  ---------  --------
Balance at 09/30/2003       60,769,201 $504,928 $   (266) $(186,331) $318,331
                            ========== ======== ========  =========  ========


(4) Operating Leases

The Company leases all of its stores, corporate offices and distribution centers under non-cancelable operating leases. All of the Company's stores have an initial operating lease term of five to fifteen years and most have options to renew for additional terms between five and fifteen years. Rent expense was $56.7 million and $167.5 million for the three months and the nine months ended September 30, 2003, respectively, compared to $53.3 million and $159.4 million for the corresponding periods of the prior year. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $11.3 million and $34.4 million for the three months and the nine months ended September 30, 2003 compared to $10.7 million and $31.5 million for the corresponding periods of the prior year.


(5)   Long-term Obligations

The Company had the following long-term obligations as of September 30, 2003 and December 31, 2002 (in thousands):

                                            September 30,  December 31,
                                            -------------  ------------
                                                 2003        2002
                                              ---------   ---------
Borrowings under credit facilities            $ 145,000   $ 107,500
Senior subordinated notes due 2011 (1)          225,000     225,000
Senior subordinated notes due 2004 (2)                -     250,000
Obligations under capital leases                  2,368      10,178
                                              ---------   ---------
                                                372,368     592,678
Current portions:
   Credit facilities                                  -      17,500
   Capital leases                                 2,368      10,178
                                              ---------   ---------
                                                  2,368      27,678
   Subordinated notes to be retired
    with cash held by trustee                         -     203,932

Total long-term obligations
 net of current portion and notes to          ---------   ---------
 be retired with cash held by trustee         $ 370,000   $ 361,068
                                              =========   =========

(1) Interest payments at 9.625% are due semi-annually in March and September.

(2) On December 18, 2002, the Company called $203.9 million of the notes, which were redeemed on January 17, 2003. The remaining $46.1 million was called on January 17, 2003 and redeemed on February 18, 2003.

On December 18, 2002, the Company completed the sale of $225.0 million 9.625% senior subordinated notes due 2011. The Company delivered the net proceeds to an indenture trustee to redeem $203.9 million of the $250.0 million 10.625% senior subordinated notes due 2004 including accrued interest and the required call premium. At December 31, 2002, the trustee was holding $218.5 million and the Company continued to carry the $250.0 million 10.625% senior subordinated notes on its balance sheet. On January 17, 2003, the redemption of $203.9 million of the notes was completed.

On January 16, 2003, the Company completed the closing of new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. The Company used the net proceeds from the transaction to repay amounts outstanding under the Company's existing credit facilities which were due in 2004, redeem the remaining $46.1 million outstanding principle amount of the Company's 10.625% senior subordinated notes due 2004 on February 18, 2003 and for general corporate purposes.

On February 28, 2003, the Company prepaid the required 2003 term loan facility principle payments of $15.0 million. On July 16, 2003, the Company prepaid the required 2004 principle payments of $20.0 million and on September 9, 2003 the Company prepaid the required 2005 principle payments of $20.0 million.

At September 30, 2003, maturities on long-term obligations for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2003                $        -    $        -    $   2,368   $   2,368
2004                         -             -            -           -
2005                         -             -            -           -
2006                         -        20,000            -      20,000
2007                         -        20,000            -      20,000
Thereafter             225,000       105,000            -     330,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  145,000    $   2,368   $ 372,368
                    ----------    ----------    ---------   ---------

(6)  Earnings per Share

Earnings per basic share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Earnings per diluted share include additional dilution from the effect of potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options.

The following tables are reconciliations of the earnings per basic and diluted share computations (in thousands, except per share amounts):

                                 Three Months Ended September 30,
                    ----------------------------------------------------------
                              2003                           2002
                    ---------------------------  -----------------------------
                      Net              Per Share     Net             Per Share
                    Income   Shares(1)  Amounts   Income   Shares(1)   Amounts
                    -------  ---------  -------  --------  ---------  --------
Income per
 basic share:      $ 20,470     60,942  $  0.34  $ 31,945     58,883   $  0.54
Effect of dilutive                      =======                        =======
 securities:
   Stock options          -      3,682                  -      4,829
                    -------  ---------           --------  ---------
Income per
  diluted share:   $ 20,470     64,624  $  0.32  $ 31,945     63,712   $  0.50
                    =======  =========  =======  ========  =========  ========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 1.1 million shares and 0.9 million shares for the three months ended September 30, 2003 and 2002, respectively.


                                  Nine Months Ended September 30,
                    -----------------------------------------------------------
                              2003                         2002
                    ----------------------------  -----------------------------
                      Net              Per Share     Net              Per Share
                    Income   Shares(1)   Amounts   Income   Shares(1)   Amounts
                    -------  ---------  --------  --------  -------  ----------
Income per
 basic share:       $59,226     60,482   $  0.98  $ 99,844   56,431     $  1.77
Effect of dilutive                       =======                      =========
 securities:
   Stock options          -      3,932                   -    5,366
                    -------  ---------            --------  -------
Income per
  diluted share:    $59,226     64,414   $  0.92  $ 99,844   61,797     $  1.62
                    =======  =========  ========  ========  =======   =========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 1.2 million shares and 0.7 million shares in the nine months ended September 30, 2003 and 2002, respectively.


(7)  Store Closure Restructuring

At September 30, 2003, twelve stores remained to be closed pursuant to the Company's store closure plan adopted in December of 2000 and amended in December of 2001 and 2002. In accordance with the plan and the updated estimates of closing costs as of September 30, 2003, the Company had an accrual of $2.8 million related to the closures.


(8) Legal Proceedings

In 1999, the Company was named as a defendant in three complaints that have been consolidated into a single action, entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs sought to certify a class of former and current California salaried Store Managers and Assistant Managers alleging that the Company engaged in unlawful conduct by improperly designating its salaried Store Managers and Assistant Store Managers as "exempt" from California's overtime compensation requirements in violation of the California Labor Code. The Company maintains that its California Store Managers and Assistant Store Managers were properly designated as exempt from overtime. The parties entered into a settlement agreement, which was given final approval by the court on January 28, 2003. A third party claims administrator was hired to process claims and distribute funds to the class. All claims submitted have been processed, and verified claims have been paid. The Company has satisfied its obligations under the settlement agreement and a final Case Management Conference took place on August 12, 2003. Plaintiffs' counsel submitted final requests for dismissal and the parties are awaiting an entry by the court. Reserves established prior to the beginning of fiscal 2003 were adequate to cover amounts in the settlement agreement.

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

The Company has been under examination by the Internal Revenue Service (IRS) for the tax years 1994 through 1997. In connection with those examinations, the IRS proposed adjustments for tax years 1994 through 1997, which the Company did not agree with at the exam or appeals level. In April 2001, the IRS issued a Notice of Deficiency (the Notice) for tax years 1994 through 1997 with respect to various issues. In July 2001, the Company filed a petition in United States Tax Court requesting a re-determination of the proposed deficiency. In April 2003, the IRS and the Company reached a settlement agreement related to the various issues and the Company established a deferred tax asset in the amount of $3.1 million. The settlement did not impact the Company's provision for income taxes in the three months and nine months ended September 30, 2003.

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


(9) Related Party Transactions

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles' employment agreement in January 2001. These stores are operated by Boards and are not included in the 1,864 stores operated by the Company. Mark Wattles, the Company's Founder, Chief Executive Officer and President, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2.0% of revenue and also purchases products and services from the Company at the Company's cost. From July 2001 through September 30, 2003, Boards has incurred license fees and royalties, and purchased products and services from the Company totaling $12.1 million, of which, $11.4 million has been paid as of September 30, 2003. Boards is in compliance with the 30 day payment terms under the arrangement. The outstanding balance of $0.7 million due the Company is related to current activity. In the three months ended September 30, 2003, Boards incurred charges of $2.5 million and made $2.3 million in payments. As of September 30, 2003, Boards operated 18 stores.


(10) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one subsidiary, Hollywood Management Company (HMC), during the nine months ended September 30, 2003. HMC is wholly owned and a guarantor of the subordinated notes of HEC. The consolidating condensed financial statements below present the results of operations, financial position and liquidity of HEC and HMC.


Consolidating Condensed Statement of Operations
Nine months ended September 30, 2003
(Unaudited, in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
REVENUE                    $1,211,149 $109,590 $(111,747) $1,208,992
COST OF REVENUE               455,630        -         -     455,630
GROSS MARGIN                  755,519  109,590  (111,747)    753,362

OPERATING COSTS & EXPENSES:
 Operating and selling        518,218   13,110         -     531,328
 General & administrative     161,079   31,868  (111,747)     81,200
 Store Opening Expenses         3,942        -         -       3,942
 Restructuring charge for
  closure of internet
  business                          -        -         -           -

INCOME FROM OPERATIONS         72,280   64,612         -     136,892

Interest income                     -   26,915   (26,185)        730
Interest expense              (52,630)       -    26,185     (26,445)
Early retirement of debt      (12,467)       -         -     (12,467)
Income before income
 taxes 				  7,183   91,527         -      98,710

Provision for
 income taxes                  (2,704) (36,780)        -     (39,484)

NET INCOME                 $    4,479 $ 54,747 $       -  $   59,226


Consolidating Condensed Statement of Operations
Nine months ended September 30, 2002
(in thousands)

                           ---------- -------- ---------  ----------
                               HEC      HMC     Elimin-     Consol-
                                                ations      idated
                           ---------- -------- ---------  ----------
REVENUE                    $1,080,087 $115,877 $(118,033) $1,077,931
COST OF REVENUE               409,687        -         -     409,687
GROSS MARGIN                  670,400  115,877  (118,033)    668,244

OPERATING COSTS & EXPENSES:
 Operating and selling        469,938    8,142         -     478,080
 General & administrative     148,805   35,857  (118,033)     66,629
 Store Opening Expenses         1,228        -         -       1,228
 Restructuring charge for
  closure of internet
  business                    (12,430)       -         -     (12,430)

INCOME FROM OPERATIONS         62,859   71,878         -     134,737

Interest income                     -   23,271   (22,979)        292
Interest expense              (54,907)       -    22,979     (31,928)
Early retirement of debt       (3,534)       -         -      (3,534)

Income before income taxes      4,418   95,149         -      99,567
Benefit from (provision for)
 income taxes                  36,456  (36,179)        -         277

NET INCOME                 $   40,874 $ 58,970 $       -  $   99,844


Consolidating Condensed Balance Sheet
September 30, 2003
(Unaudited, in thousands)

                           ---------- ---------- ---------- ----------
                              HEC        HMC       Elimin-    Consol-
                                                   ations     idated
                           ---------- ---------- ---------- ----------
ASSETS
Cash and cash equivalents  $    2,223 $  37,718  $       -  $   39,941
Receivables                    19,092   446,437   (440,990)     24,539
Merchandise inventories       128,321         -          -     128,321
Prepaid expenses and other
 current assets                10,993     1,404          -      12,397
Total current assets          160,629   485,559   (440,990)    205,198

Rental inventory, net         254,026         -          -     254,026
Property & equipment, net     258,915    21,705          -     280,620
Goodwill, net                  65,217         -          -      65,217
Deferred tax assets, net      120,119         -          -     120,119
Other assets, net              17,183     6,756     (4,008)     19,931
Total Assets               $  876,089 $ 514,020  $(444,998) $  945,111

LIABILITIES & SHAREHOLDERS'
EQUITY
Current maturities of
 long-term obligations     $    2,368 $       -  $       -  $    2,368
Accounts payable              440,990   137,062   (440,990)    137,062
Accrued expenses               13,892    84,683          -      98,575
Accrued interest                    -       950          -         950
Income taxes payable                -     1,500          -       1,500
Total current liabilities     457,250   224,195   (440,990)    240,455

Long-term obligations, less
 current portion              370,000         -          -     370,000
Other liabilities              16,325         -          -      16,325
Total liabilities             843,575   224,195   (440,990)    626,780

Common stock                  504,928     4,008     (4,008)    504,928
Unearned compensation            (266)        -          -        (266)
Retained earnings
 (accumulated deficit)       (472,148)  285,817          -    (186,331)
Total shareholders'
 equity                        32,514   289,825     (4,008)    318,331
Total liabilities and
 shareholders' equity      $  876,089 $ 514,020  $(444,998) $  945,111


Consolidating Condensed Balance Sheet
December 31, 2002
(in thousands)

                           ---------- ---------- ---------- ----------
                              HEC        HMC       Elimin-    Consol-
                                                   ations     idated
                           ---------- ---------- ---------- ----------
ASSETS
Cash and cash equivalents  $    2,045 $   31,100 $       -  $   33,145
Cash held by trustee for
 Refinancing                        -    218,531         -     218,531
Accounts receivable, net       20,529    218,517  (204,050)     34,996
Merchandise inventories        97,307          -         -      97,307
Prepaid expenses and other
 current assets                11,995      2,777         -      14,772
Total current assets          131,876    470,925  (204,050)    398,751

Rental inventory, net         260,190          -         -     260,190
Property & equipment, net     234,964     20,533         -     255,497
Goodwill, net                  64,934          -         -      64,934
Deferred income tax asset     147,813          -         -     147,813
Other assets, net              17,361      5,838    (4,008)     19,191
Total assets               $  857,138 $  497,296 $(208,058) $1,146,376

LIABILITIES & SHAREHOLDERS'
EQUITY
Current maturities of
 long-term obligations     $   27,678  $       - $       -  $   27,678
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)    203,940      8,140         -     212,080
Accounts payable              204,050    158,423  (204,050)    158,423
Accrued expenses               16,852     91,580         -     108,432
Accrued interest                    -     2,923          -      2,923
Income taxes payable                -      1,151         -       1,151
Total current liabilities     452,520    262,217  (204,050)    510,687

Long-term obligations, less
 current portion              361,068          -         -     361,068
Other liabilities              17,472          -         -      17,472
Total liabilities             831,060    262,217  (204,050)    889,227
Preferred stock                     -          -         -           -

Common stock                  503,403      4,008    (4,008)    503,403
Unearned compensation            (697)         -         -        (697)
Retained earnings
 (accumulated deficit)       (476,628)   231,071         -    (245,557)
Total shareholders' equity     26,078    235,079    (4,008)    257,149
Total liabilities and
 shareholders equity       $  857,138  $ 497,296 $(208,058) $1,146,376


Consolidating Condensed Statement of Cash Flows
Nine months ended September 30, 2003
(unaudited, in thousands)
                              ---------- ---------- ----------
                                  HEC        HMC      Consol-
                                                      idated
                              ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $   4,479  $  54,747  $  59,226
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                5,827          -      5,827
  Depreciation &
   amortization                 200,371      5,766    206,137
  Tax benefit from exercise
   of stock options               7,485          -      7,485
  Change in deferred tax asset   27,694          -     27,694
  Change in deferred rent        (1,146)         -     (1,146)
  Non cash stock compensation       431          -        431
  Net change in operating
   assets & liabilities         204,722   (263,894)   (59,172)
Cash provided by (used in)
  operating activities          449,863   (203,381)   246,482

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net               (152,388)         -   (152,388)
 Purchase of property &
  equipment, net                (63,186)    (7,612)   (70,798)
 Increase in intangibles
  & other assets                   (380)   217,612    217,232
Cash provided by (used in)
 investing activities          (215,954)   210,000     (5,954)

FINANCING ACTIVITIES:
 Repayments of capital lease
  obligations                    (7,818)         -     (7,818)
 Proceeds from exercise
  of stock options                3,452          -      3,452
 Repurchase of Common
  Stock                          (9,412)         -     (9,412)
 Increase in revolving
  loans, net                   (219,954)         -   (219,954)
 Cash used in financing
  activities                   (233,732)         -   (233,732)

Increase in cash
 and cash equivalents               177      6,619      6,796
Cash and cash equivalents
 at beginning of year             2,045     31,100     33,145
Cash and cash equivalents at
 the end of the third quarter $   2,222  $  37,719  $  39,941


Consolidating Condensed Statement of Cash Flows
Nine months ended September 30, 2002
(in thousands)

                              ---------- ---------- ----------
                                  HEC       HMC      Consol-
                                                     idated
                              ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $   40,874 $  58,970  $  99,844
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write off deferred
   financing costs                 2,226         -      2,226
  Depreciation &
   amortization                  200,339     4,549    204,888
Change in deferred rent             (989)        -       (989)
 Non cash stock compensation      (1,800)        -     (1,800)
Net change in operating
  assets & liabilities            (6,807)  (77,914)    (84,721)
Cash provided by (used in)
  Operating activities           233,843   (14,395)    219,448

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (203,423)        -    (203,423)
 Purchase of property &
  equipment, net                 (15,081)   (4,348)    (19,429)
 Increase in intangibles
  & other assets                     (60)     (489)       (549)
Cash used in investing
 activities                     (218,564)   (4,837)   (223,401)

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net              113,073         -     113,073
 Repayments of capital lease
  obligations                    (10,894)        -     (10,894)
 Proceeds from exercise
  of stock options                 2,654         -       2,654
 Increase in revolving
  loans, net                    (120,098)        -    (120,098)
Cash used in financing
 activities                      (15,265)        -     (15,265)

Increase (decrease) in cash
 and cash equivalents                 14   (19,232)    (19,218)
Cash and cash equivalents
 at beginning of year              1,999    36,811      38,810
Cash and cash equivalents at
 the end of the third quarter  $   2,013  $ 17,579  $   19,592



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 1 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our judgments, assumptions and estimates affect, among other things: the amounts of receivables; rental and merchandise inventories; property and equipment, net; goodwill; deferred income tax assets, net; other liabilities; revenue; cost of revenue; and operating costs and expenses. We base our judgments, assumptions and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from amounts based on our judgments, assumptions and estimates. Certain critical accounting policies that involve significant judgments, assumptions and estimates which affect amounts recorded in the Consolidated Financial Statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Critical Accounting Policies."

For a discussion of new accounting pronouncements, refer to Note 1, "Accounting Policies," to the Consolidated Financial Statements.


RESULTS OF OPERATIONS

Summary Results of Operations

Our net income for the three months and nine months ended September 30, 2003 was $20.5 million and $59.2 million, respectively, compared with net income of $31.9 million and $99.8 million for the three months and nine months ended September 30, 2002. The decrease in net income was primarily the result of a change in our provision for income taxes. Net income for the three months and nine months ended September 30, 2002 benefited from a reduction in our valuation allowance on our deferred income tax assets, resulting in an effective tax rate of 1.0% (excluding a $1.3 million income tax benefit recorded in the first quarter due to a charge of $3.5 million for early debt retirement). We believe that an effective tax rate of 40.5% would have represented a normalized provision for income taxes excluding the valuation allowance. The effective tax rate for the three months and nine months ended September 30, 2003 was 40.0%. Also contributing to the decrease in net income for the nine months ended September 30, 2003 was a $12.5 million charge recorded in the first quarter of 2003 for early debt retirement compared to a early debt retirement charge in the first quarter of 2002 of $3.5 million.


The following table sets forth (i) selected results of operations data, expressed as a percentage of total revenue; (ii) other financial data; and
(iii) selected operating data.


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ----------------------  ----------------------
                                   2003        2002        2003        2002
                                ----------  ----------  ----------  ----------
                                                   (Unaudited)
REVENUE:
 Rental product revenue              83.9%       89.7%       85.3%       90.4%
 Merchandise sales                   16.1        10.3        14.7         9.6
                                ----------  ----------  ----------  ----------
                                    100.0       100.0       100.0       100.0
                                ----------  ----------  ----------  ----------
GROSS MARGIN                         62.4        61.9        62.3        62.0

OPERATING COSTS AND EXPENSES:
 Operating and selling               45.2        44.7        44.0        44.4
 General and administrative           6.4         5.5         6.7         6.2
 Store opening expenses               0.3         0.3         0.3         0.1
 Restructuring charge for
  closure of internet business        0.0         0.0         0.0        (1.2)
                                ----------  ----------  ----------  ----------
                                     51.9        50.5        51.0        49.5
                                ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS               10.5        11.4        11.3        12.5
Interest expense, net                (2.0)       (2.6)       (2.1)       (2.9)
Early debt retirement                 0.0         0.0        (1.0)       (0.3)
                                ----------  ----------  ----------  ----------
Income before income taxes            8.5         8.8         8.2         9.3

Provision for income taxes           (3.4)       (0.1)       (3.3)        0.0
                                 ----------  ---------  ----------  ----------
Net income                            5.1         8.7         4.9         9.3
                                 ----------  ---------  ----------  ----------

OTHER FINANCIAL DATA:

Rental product gross margin (1)      69.0%       66.2%       68.3%       66.0%
Merchandise gross margin (2)         27.8%       24.7%       27.6%       24.2%

OPERATING DATA:

Number of stores at quarter end     1,864       1,804       1,864       1,804
Weighted average stores open
 during the period                  1,851       1,804       1,842       1,801
Same store revenue
 increase (3)                           7%          7%         10%          7%

---------------------------------
(1) Rental product gross margin as a percentage of rental revenue.
(2) Merchandise sales gross margin as a percentage of merchandise sales.
(3) A store is comparable (same store) after it has been open and owned by the Company for 12 full months.


REVENUE

Revenue increased by $32.9 million, or 9%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, due to a 7% increase in same store revenue and a net increase of 47 weighted average stores. Revenue increased by $131.1 million, or 12%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, due to a 10% increase in same store revenue and a net increase of 41 weighted average stores. At September 30, 2003, we had 1,864 stores operating in 47 states compared to 1,804 stores operating in 47 states at September 30, 2002. In most of our stores, we currently offer 5-day rentals on all products with new release videos and all DVDs typically renting for $3.79 and catalog videos typically renting for $1.99. Since the fourth quarter of 1999, other than test pricing, we have not increased prices on new release or catalog videos and DVDs. Video games rent for $4.99 and $5.99, with games for the newer platforms typically renting for the higher amount. Customers who choose not to return movies within the initial rental period are deemed to have commenced a new rental period (an extended rental period) that is equal in length and price to the initial rental period. The percentage of rental revenues generated from extended rental periods has not changed significantly in several years.


GROSS MARGIN

Rental Product Margins

Rental product gross margin as a percentage of rental product revenue increased to 69.0% and 68.3% for the three months and nine months ended September 30, 2003, respectively, from 66.2% and 66.0% for the three months and nine months ended September 30, 2002, respectively. The increase was primarily due to a shift in revenue from VHS product to DVD product, which typically has higher gross margins.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales revenue increased to 27.8% and 27.6% for the three months and nine months ended September 30, 2003, respectively, from 24.7% and 24.2% for the three months and nine months ended September 30, 2002, respectively. The increase was primarily the result of an increase in the percentage of merchandise sales from our Game Crazy departments, which typically have higher margins than merchandise sales from our video departments, and an improvement in our concession sales.


OPERATING COSTS AND EXPENSES

Operating and Selling Expenses

Total operating and selling expenses for the three months ended September 30, 2003 increased as a percentage of revenue to 45.2% from 44.7% in the corresponding period of the prior year primarily due to an increase in payroll and benefits. Total operating and selling expense in the three months ended September 30, 2003 increased $16.8 million to $181.8 million from $165.0 million in the three months ended September 30, 2002. The increase was primarily the result of increased variable costs associated with increased store revenue, an increase of 47 weighted-average stores compared to the corresponding period of the prior year and an increase in operating and selling expenses associated with the expansion of our Game Crazy departments from 169 departments as of September 30, 2002 to 577 departments as of September 30, 2003. Payroll and related expenses increased by $9.6 million, rent and related expense increased by $3.8 million, and other operating and selling expenses increased by $3.4 million in the three months ended September 30, 2003, when compared to the corresponding period of the prior year.

Total operating and selling expenses for the nine months ended September 30, 2003 decreased as a percentage of revenue to 43.9% from 44.4% in the corresponding period of the prior year. The percentage decrease is primarily the result of leverage from increased revenue. Total operating and selling expense in the nine months ended September 30, 2003 increased $53.2 million to $531.3 million from $478.1 million in the nine months ended September 30, 2002. The increase was primarily the result of increased variable costs associated with increased store revenue, an increase of 41 weighted-average stores compared to the corresponding period of the prior year and an increase in operating and selling expenses associated with the expansion of our Game Crazy departments. Payroll and related expenses increased by $32.2 million, rent and related expenses increased by $10.8 million, and other operating and selling expenses increased by $10.2 million for the nine months ended September 30, 2003 when compared to the corresponding period of the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2003 increased $5.5 million to $25.7 million, or 6.4% of total revenue, from $20.2 million, or 5.5% of total revenue for three months ended September 30, 2002. General and administrative expenses for the three months ended September 30, 2002 benefited from the recognition of approximately $4.5 million of non-cash income associated with variable plan accounting on the cancellation of stock options. Excluding this benefit, general and administrative expenses as a percentage of total revenue were lower for the three months ended September 30, 2003 compared to three months ended September 30, 2002.

General and administrative expenses for the nine months ended September 30, 2003 increased $14.6 million to $81.2 million, or 6.7% of total revenue, from $66.6 million, or 6.2% of total revenue for the nine months ended September 30, 2002. Included in general and administrative expenses for the nine months ended September 30, 2003 was a $1.7 million charge recognized in the first quarter to adjust a class action litigation settlement reserve related to extended rental periods. General and administrative expenses for the nine months ended September 30, 2002 benefited from the recognition of approximately $4.5 million of non-cash income associated with variable plan accounting on the cancellation of stock options. Excluding these items, general and administrative expenses as a percentage of total revenue were consistent for the nine months ended September 30, 2003 and 2002.

Store opening expenses

Store opening expenses were $1.2 million and $3.9 million for the three months and nine months ended September 30, 2003, respectively, compared to $1.2 million for both corresponding periods of the prior year. Store opening expenses are primarily expenses related to relocating, recruiting and training new field employees and grand-opening advertising expenses for new video stores and new Game Crazy departments.


INTEREST EXPENSE, NET

Interest expense, net of interest income, was $7.9 million and $25.7 million for the three months and nine months ended September 30, 2003, respectively, compared to $9.7 million and $31.6 million for the corresponding periods of the prior year. The respective three months and nine months decrease of $1.8 million and $5.9 million was primarily due to lower interest rates.


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


INCOME TAXES

Our effective tax rate was a provision of 40.0% for the three months and nine months ended September 30, 2003. For the three months and nine months ended September 30, 2002, our tax provision included reductions in our valuation allowance on our deferred income tax assets. The allowance was reduced based upon taxable income earned during the period as a result of the utilization of net deferred tax assets, primarily net operating loss carryforwards. This resulted in an effective rate of 1.0% for the three months ended September 30, 2002. In addition to the valuation allowance adjustment, the income tax benefit of $0.3 million in the nine months ended September 30, 2002 included a $1.3 million benefit recorded in the first quarter of 2002 due to a $3.5 million charge for early debt retirement. Our effective tax rate varies from the federal statutory rate as a result of minimum state taxes in excess of statutory state income taxes and the reduction in the deferred tax valuation allowance.


RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods impact the amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of tapes or DVDs at reduced or no up-front costs, we share agreed-upon portions of the revenue that we derive from the tapes or DVDs with the studio. The studio's share of rental revenue is expensed, net of an estimated residual value, as revenue is earned on revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of sales rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no obligation for future payments to the studios. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of sales over its estimated useful life to an estimated residual value. Therefore, purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. Cost of rental product included revenue sharing expense of $18.8 million and $70.4 million for the three and nine months ended September 30, 2003, respectively, compared to $31.0 million and $103.1 million in the three and nine months ended September 30, 2002, respectively. The decline in revenue sharing expense is primarily the result of an increase in the percentage of movies acquired in the DVD format compared to VHS, as we currently have fewer DVD revenue sharing arrangements than VHS revenue sharing arrangements.


MERCHANDISE INVENTORY

Merchandise inventory includes new VHS and DVD movies for sale, concessions, accessories, Game Crazy merchandise inventory and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as previously viewed product. Merchandise inventory increased $31.0 million to $128.3 million as of September 30, 2003, from $97.3 million as of December 31, 2002 primarily due to the expansion of our Game Crazy departments. In the nine months ended September 30, 2003, we remerchandised 294 stores to include a Game Crazy department and opened ten stores that included a Game Crazy department.


LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of videocassettes, DVDs and games. The amount of cash generated from operations in the nine months ended September 30, 2003 funded our debt service requirements and maintenance capital expenditures and provided the capital required to remodel and remerchandise 294 of our stores to include Game Crazy departments as well as to open 42 new video stores. At September 30, 2003, we had $39.9 million of cash and cash equivalents on hand.

During 2002 and early 2003, we completed several refinancing transactions that lengthened maturities on our long-term debt, lowered our effective interest rate and increased working capital availability (see cash "Cash Used in Financing Activities" below). We believe that cash flow from operations, increased flexibility under our new credit facilities, cash on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the foreseeable future. We continue to analyze our capital structure and our business plan and from time to time may consider additional capital and/or financing transactions as a source of incremental liquidity.

Cash Provided by Operating Activities

Net cash provided by operating activities was $246.5 million and $219.4 million for the nine months ended September 30, 2003 and 2002, respectively. The increase of $27.1 million or 12.4% was primarily due to improved operating performance in our existing store base and a decrease in receivables.

Cash Used in Investing Activities

Net cash used in investing activities was $6.0 million and $223.4 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities for the nine months ended September 30, 2003 included a $218.5 million source of cash related to a financing transaction. On December 18, 2002, we completed the sale of $225 million 9.625% senior subordinated notes due 2011 and delivered net proceeds of $218.5 million to the indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004. The delivery of the proceeds to the indenture trustee and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities. In the nine months ended September 30, 2003, we opened 42 video stores and remerchandised 294 stores to include a Game Crazy department compared to opening eight video stores and remerchandising 103 stores to include Game Crazy departments in the nine months ended September 30, 2002. For the year 2003, we currently anticipate investing approximately $125 million in new video store openings, Game Crazy expansion and maintenance capital expenditures in property and equipment.

Cash Used in Financing Activities

Net cash flow from financing activities was a $233.7 million use of cash for the nine months ended September 30, 2003 compared to a $15.3 million use of cash in the corresponding period of the prior year. The $233.7 million use of cash reflects the redemption of $250.0 million senior subordinated notes and the retirement of our prior credit facility of $107.5 million with $218.5 million in proceeds from the indenture trustee and $200.0 million of initial borrowings under our new credit facility. The use of cash also reflects the repurchase of 533,000 shares of common stock for $9.4 million and $55.0 million for prepayment of term loan facility principle payments through 2005.

On March 11, 2002, we completed a public offering of 8,050,000 shares of our common stock, resulting in proceeds of $120.8 million before fees and expenses, of which $114.0 million was applied to the repayment of borrowings under our prior revolving credit facility.

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

On December 18, 2002, we completed the sale of $225.0 million 9.625% senior subordinated notes due 2011. We delivered the net proceeds from the transaction to the indenture trustee to redeem $203.9 million of the $250.0 million 10.625% senior subordinated notes due 2004, including accrued interest and the required call premium. At December 31, 2002, the trustee was holding $218.5 million and we continued to carry the $250 million 10.625% senior subordinated notes on our balance sheet, $203.9 million of which was classified as a current liability titled "Subordinated notes to be retired with cash held by trustee." On January 17, 2003, the redemption of $203.9 million of the notes was completed.

On January 16, 2003, we obtained new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. We used the borrowings under the term loan facility to repay amounts outstanding under our existing credit facilities which were due in 2004, redeem the remaining $46.1 million principle amount of our 10.625% senior subordinated notes due 2004 on February 18, 2003 and for general corporate purposes. We have prepaid $55.0 million of the term loan facility principle payments due through 2005. On February 28, 2003, we prepaid the 2003 required payments of $15.0 million, on July 16, 2003, we prepaid the required 2004 payments of $20.0 million and on September 9, 2003, we prepaid the required 2005 payments of $20.0 million.

Instruments governing our indebtedness contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business. At September 30, 2003, we were in compliance with all covenants contained within our debt agreements.

At September 30, 2003, maturities on long-term obligations for the next five years are as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2003                $        -    $        -    $   2,368   $   2,368
2004                         -             -            -           -
2005                         -             -            -           -
2006                         -        20,000            -      20,000
2007                         -        20,000            -      20,000
Thereafter             225,000       105,000            -     330,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  145,000    $   2,368   $ 372,368
                    ----------    ----------    ---------   ---------


Other Financial Measurements: Working Capital

At September 30, 2003, we had cash and cash equivalents of $39.9 million and a working capital deficit of $35.3 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets which are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue and the majority of this inventory has a relatively short useful life (as evidenced by our amortization policies), the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video rental industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet our obligations as they come due.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of September 30, 2003, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Euro rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1.0% during the twelve months ended September 30, 2003 our interest expense would have increased by approximately $1.5 million based on our outstanding balance on the facility as of September 30, 2003.


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

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. In 2002 we began an accelerated rollout of our Game Crazy departments, departments within our video stores that specialize in selling and trading video games, opening 207 new departments. In the nine months ended September 30, 2003, we added 304 Game Crazy departments and opened 42 video stores and we anticipate opening approximately 50 additional video stores in the fourth quarter of 2003. We intend to open at least 300 additional Game Crazy departments and grow our video store base by up to 10% in 2004. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base and additional Game Crazy departments, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure. In addition, our ability to open and operate new stores in a profitable manner depends upon numerous contingencies, many of which are beyond our control. These contingencies include but are not limited to:

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

As of September 30, 2003, we had total consolidated long-term debt, including capital leases, of approximately $372.4 million. We and our subsidiaries could incur substantial additional indebtedness in the future, including indebtedness that would be secured by our assets or those of our subsidiaries. If we increase our indebtedness, the related risks that we now face could intensify. For example, it could:

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

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. At September 30, 2003, we were in compliance with all covenants contained within our debt agreements.

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


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1999, we were named as a defendant in three complaints that have been consolidated into a single action, entitled California Exemption Cases, Case No. CV779511, in the Superior Court of the State of California in and for the County of Santa Clara. The plaintiffs sought to certify a class of former and current California salaried Store Managers and Assistant Managers alleging that we engaged in unlawful conduct by improperly designating our salaried Store Managers and Assistant Store Managers as "exempt" from California's overtime compensation requirements in violation of the California Labor Code. We maintain that our California Store Managers and Assistant Store Managers were properly designated as exempt from overtime. The parties entered into a settlement agreement, which was given final approval by the court on January 28, 2003. A third party claims administrator was hired to process claims and distribute funds to the class. All claims submitted have been processed, and verified claims have been paid. We have satisfied our obligations under the Settlement Agreement and a final Case Management Conference took place on August 12, 2003. Plaintiffs' counsel submitted final requests for dismissal and the parties are awaiting entry by the court. Reserves established prior to the beginning of fiscal 2003 were adequate to cover amounts in the settlement agreement.

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

We have been under examination by the Internal Revenue Service (IRS) for the tax years 1994 through 1997. In connection with those examinations, the IRS proposed adjustments for tax years 1994 through 1997, which we did not agree with at the exam or appeals level. In April 2001, the IRS issued a Notice of Deficiency (the Notice) for tax years 1994 through 1997 with respect to various issues. In July 2001, we filed a petition in United States Tax Court requesting a re-determination of the proposed deficiency. In April 2003, the parties reached a settlement agreement related to the various issues and we established a deferred tax asset in the amount of $3.1 million. The settlement did not impact our provision for income taxes in the three months and nine months ended September 30, 2003.

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

10.1 Amendment to Credit Agreement dated as of dated as of August 13, 2003 among the Registrant, an Oregon corporation, as borrower, UBS AG, Stamford Branch, as administrative agent and the lenders from time to time party thereto.

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

On July 2, 2003 we filed a current report on Form 8-K under "Item 12. Results of Operation and Financial Condition" reporting that on July 2, 2003, we issued a press release announcing our same store sales for the quarter ended June 30, 2003. Our press release was attached to the report as Exhibit 99.1.

On July 15, 2003 we filed a current report on Form 8-K under "Item 12. Results of Operation and Financial Condition" reporting that on July 15, 2003, we issued a press release announcing our financial results for the quarter ended June 30, 2003. Our press release was attached to the report as Exhibit 99.1.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




October 29, 2003                         /S/Timothy R. Price
------------------        -------------------------------------------------
     (Date)                                Timothy R. Price
                	                     Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)