Form 10-K
period 2003-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2004-03-15
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2003
                              -----------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]    No [ ]
   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]
   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes  [X]    No [ ]
   On June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $986,093,237 based upon the last sale price reported for such date on the Nasdaq National Market. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.
   On March 9, 2004, the registrant had 59,801,579 shares of Common Stock outstanding


                                    PART I

ITEM 1.   BUSINESS

OUR BUSINESS

We are the second largest rental retailer of DVDs, videocassettes and video games in the United States. We opened our first video store in October 1988 and, as of December 31, 2003, we operated 1,920 Hollywood Video stores in 47 states and the District of Columbia. As of December 31, 2003, we also operated 595 Game Crazy stores, which are game specialty stores where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy store carries over 2,500 video game titles and occupies an area of approximately 700 to 900 square feet adjacent to a Hollywood Video store.

Our total revenue and cash provided by operating activities were $1.683 billion and $390.8 million, respectively, for the year ended December 31, 2003 and $1.490 billion and $361.6 million, respectively, for the year ended December 31, 2002. Revenue from our Hollywood Video stores represented approximately 89% of our revenue for the year ended December 31, 2003 consisting of approximately 92% from rental products and 8% from the sale of new DVD and VHS movies and concessions. Revenue from our Game Crazy stores for the year ended December 31, 2003 represented approximately 11% of our total revenue.

Our strategy is to successfully build and operate two separately managed national chains, each with a retail model designed to compete favorably against the primary competitors in its segment of the entertainment industry. The Hollywood Video retail model, including the types of real estate sites we pursue, the store design, employee hiring and training practices, and inventory and merchandising standards, is designed to maximize the number of customers per store, as well as the frequency of customer visits and the amount that consumers spend per visit. Hollywood Video stores are typically located in high-traffic, high-visibility locations with convenient access and parking. Inside the store, we focus on providing a superior selection of movies and video games for rent, in a friendly and inviting atmosphere that encourages browsing. We believe that consumers view movie rentals in general, and our pricing structure and rental terms in particular, as a convenient form of entertainment and an excellent value. Our Game Crazy retail model, including the core concept of allowing consumers to buy, sell and trade new and used merchandise, combined with store design, employee selection and training, and our inventory selection and merchandising presentation, is designed to appeal to both "hard-core" and casual game consumers. Remerchandising a Hollywood Video in order to accommodate a Game Crazy, including reducing its size, does not cannibalize Hollywood Video revenue. Further, we believe that there is significant customer overlap, enabling the Hollywood Video and Game Crazy retail models to complement each other, allowing each of the concepts to have a competitive advantage versus its primary competitor.


HOME VIDEO MOVIES - INDUSTRY OVERVIEW

Consumer Spending

According to Adams Media Research ("AMR"), the total domestic video retail industry (consisting of both rentals and sales) grew from $16.4 billion in revenue in 1998 to an estimated $24.4 billion in 2003, and is expected to grow to approximately $30.7 billion by 2007. AMR estimates that the total domestic video retail industry grew approximately 10% in 2003. Total video rental spending, according to AMR, has remained fairly flat from 1998 to 2003 increasing from $9.7 billion in 1998 to $9.9 billion in 2003 and AMR estimates that rental spending declined by 1% in 2003 from 2002. The following factors, among others, continue to make video rental an attractive medium of entertainment for millions of customers:

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

According to AMR, at the end of 2003 VCR penetration stood at approximately 87.6% of the 108.9 million domestic television households, while DVD player penetration was 49.3%.

Movie Studio Dependence on Video Retail Industry

We believe the home video industry is the single largest source of revenue to movie studios. According to AMR, the home video industry represented approximately $12.3 billion, or 59%, of the $20.8 billion of estimated domestic studio revenue in 2002. As a result, the movie studios are highly motivated to protect this significant source of revenue. A majority of all movies that are produced by movie studios are either released directly to video and generate no box office revenues or are unprofitable based on box office revenues alone. Accordingly, the video retail industry provides movie studios with an important distribution channel and revenue source for their direct-to-video and non-hit movies as well as their hit movies. In addition, the browsing characteristics of the retail environment frequently results in consumers selecting more than one movie, which based on our experience typically includes both hit and non-hit movie titles, for rental or purchase. As a result, we believe that the movie studios are highly motivated to protect this significant source of revenue.

Exclusive Rental Window

As a result of the importance of the video retail industry to the movie studios' revenue base, the home video rental and sell-through markets enjoy a period of time during which they have the exclusive rights to distribute a movie. This period of exclusivity has been in place since the mid 1980s. The period typically begins after a film finishes its domestic theatrical run (usually five months after its debut) or upon its release to video in the case of direct-to-video releases, and lasts for 30 to 60 days thereafter. This period of exclusivity is intended to maximize revenue to the movie studio prior to a movie being released to other distribution channels, including pay-per-view, video-on-demand, premium or pay cable and other television distribution, and provides what we believe is a significant competitive advantage for the rental retail channel. Exclusive windows have been used historically to protect each distribution channel from downstream channels, principally protecting theaters from home video, home video from pay-per-view or video-on-demand and pay-per-view or video-on-demand from premium cable and other television channels. The exclusive home video window protects both mass merchants who sell videos and video retailers who rent videos.

New Release Movie Pricing to Home Video Retailers

Studios are currently offering substantially all new release DVD titles to rental retailers and mass merchant retailers at low, "sell-through", prices (typically under $18 wholesale). This is a departure from the historical VHS pricing model in which a majority of the new release titles were purchased by rental retailers at high "rental" prices (typically $60 to $65 wholesale) and promoted primarily for rental. Then later (approximately six months) these titles would be re-released for sale to consumers at a lower price (typically $10 to $15 wholesale). However, even under this historical VHS pricing model, prominent children's titles and certain high-grossing box office films were simultaneously targeted at the rental and consumer sell-through markets, in which case those titles were priced at the lower "sell-through" level upon initial release.

In 1998, the major studios and several large video retailers, including us, began entering into VHS revenue sharing arrangements as an alternative to purchasing at the historically high "rental" prices (typically $60 to $65). Under revenue sharing arrangements, rental retailers were able to acquire significantly more copies of movies in order to satisfy consumer demand faster and improve overall consumer satisfaction. In exchange for receiving more copies of movies at significantly reduced or no up-front cost, rental retailers, including us, agreed to share a pre-determined portion of the revenues derived from the those movies during the revenue sharing period (generally 26 weeks). We believe that VHS revenue sharing produced significant benefits for us, including: (i) substantially increasing the availability of newly released videos in our stores; (ii) improving customer satisfaction as more consumers have been able to get the movie they want; (iii) increasing revenue and same store sales; and (iv) aligning the studios' economic interests more closely with our economic interests.

Nearly all DVDs are being initially released at "sell-through" pricing. Because of the lower wholesale pricing, the benefits of entering into revenue sharing arrangements for DVDs are not as significant as they were for VHS, we believe there are advantages to revenue sharing on DVDs, especially the ability to improve availability and thus customer satisfaction. We have DVD revenue sharing arrangements with a number of studios, with approximately half of our new release DVD rental product revenue in 2003 occurring under revenue sharing arrangements. We are in discussions regarding additional revenue sharing arrangements and believe that additional revenue sharing would have a positive impact on our business.


VIDEO GAMES - INDUSTRY OVERVIEW

Consumer Spending

According to NPD Group, Inc. ("NPD"), the video game industry was an approximately $10.0 billion market in the United States in 2003, with software accounting for $5.8 billion and hardware and accessories accounting for $4.2 billion. In 2000 and 2001, Nintendo's GameCube, Sony's PlayStation 2 and Microsoft's Xbox, three new-generation hardware technology products, were introduced. These platforms have substantially increased the installed base of video game hardware units and have driven significant growth in the video game software segment. As with the introduction of previous new platforms, consumers have increased both their purchase and rental of games.

Hardware Platform Technology

Hardware platform technology continues to evolve. The early products launched in the 1980's had only 8-bit processing speeds compared to the hardware available today, Sony Playstation 2, Microsoft Xbox and Nintendo Game Cube, which have 128-bit processing speeds. Advancements in processing speed and data storage provide for significant improvements in graphics and audio quality that software developers utilize to create more exciting games. In addition, new hardware technology is available with capabilities beyond gaming, such as playing DVD movies and providing internet connectivity. These advancements encourage existing game players to upgrade their systems and can attract new game players.

Increased Video Game Software Selection

Production of video game software generally increases with the introduction of next-generation hardware as video game publishers attempt to capitalize on the excitement generated by new technology. According to NPD, the video game software industry grew 5% to approximately $5.8 billion in 2003 compared to 2002, and is projected to grow 8% to $6.2 billion in 2004. Growth in the overall number of titles available for game platforms has been rapid, with an estimated 830 new titles were released in 2003.

Widening Demographic Trends

Because of advancing technologies, enhanced functionality and the aging of the gamer population, the video game market has steadily broadened its demographic appeal over the past two decades. According to a poll released in August 2003 by the Entertainment Software Association and conducted by Peter D. Hart Research Associates, Inc., game players over the age of 50 now account for 17% of game players, up from 13% in 2000. The data also shows women who are 18 and over now make up a larger percentage of game players (26%) than boys ages 6 to 17 (21%). We believe these broadening demographic trends will benefit our Game Crazy stores.

Viable and Growing Used Games Market

The buying, selling and trading of used games by consumers is relatively new and has caused the used game category to grow rapidly for certain specialty retailers. The total installed base of video game hardware has increased with the introduction of new platforms, which has increased the used game market by extending the life of older platforms and enabling game consumers access to additional software titles in the used market. Used titles compatible with legacy hardware provide video game retailers with a highly profitable category, as margins on used games are significantly higher than on new games. The introduction of the three new platforms and the significant increase in new titles has created a greater supply and demand of used product. At the same time, the high price of new games for the latest platforms has increased the perceived value of used game software. As a result, we believe the used video game market will increase as consumers increasingly look to realize the "in-store currency" value of products they already own when making new purchases.


BUSINESS STRATEGY - HOLLYWOOD VIDEO

We are committed to enhancing our position as the nation's second largest rental retailer of DVDs, videocassettes and video games by focusing on the following strategies:

Provide Broad Selection and Superior Service

We are committed to providing superior service and satisfying customers' movie and video game demands by carrying a broad array of titles for rent. Our stores typically carry more than 10,000 movie and game titles on more than 25,000 DVDs, videocassettes and video games. Through our revenue sharing arrangements with studios and lower wholesale prices on DVDs, we have increased the availability of most new movie releases and typically acquire 100 to 250 copies of "hit" movies for each store. This breadth and depth of movie titles, together with our emphasis on superior customer service, results in a higher average level of rentals per store visit, creates greater customer satisfaction and encourages repeat visits.

Provide Entertainment Convenience and Value

We offer an inexpensive and convenient form of entertainment by allowing consumers to rent new movie releases, older "catalog" movie titles and video games for five days in most of our stores. Both new release and catalog DVDs typically rent for $3.79 and new movie release titles in the VHS format typically rent for $3.79 while older VHS catalog movies rent for $1.99. We often offer a $1.00 rebate for early return on select new release titles in their first few weeks of release. In addition, we focus our movie sales efforts on the sale of previously viewed movies, which we believe offer a better value than new movies for those consumers who choose to purchase as opposed to rent movies. Video games typically rent for $4.99 or $5.99, with games for the newer system platforms renting for the higher amount. We also offer used games for sale in Hollywood Video stores that do not have an adjacent Game Crazy.

Capitalize on Continued Industry Consolidation

Hollywood Video grew its revenue from $17 million in 1993 to $1.5 billion in 2003, which management believes is primarily attributable to taking market share in a fragmented industry. The home video rental industry has experienced consolidation in recent years, as the larger video store chains have taken market share from independent store operators, but the industry still remains fragmented. In 2003, we estimated the share of the three largest video rental store chains, including us, to represent approximately half of the domestic consumer video rental market. The remainder of the market share is divided amongst a relatively large number of smaller independent and regional operators. We believe our size is a competitive advantage with respect to smaller operators because it allows us to benefit from strong studio relationships, access to more copies of individual movie titles through direct revenue sharing arrangements, sophisticated information systems, greater access to prime real estate locations, greater access to managerial resources, greater marketing efficiencies, greater access to capital, greater flexibility setting competitive prices and other operating efficiencies made possible by size.

Pursue Organic Store Growth

To maintain and enhance our market share and number two position in the video rental industry, we will pursue organic store growth. Unlike many video retailers who have grown through acquisitions, we have focused primarily on organic growth through internal site selection. Approximately 95% of the 1,678 video stores that we have opened since 1996 have been the result of internal site selection and development rather than the acquisition of existing stores. We believe that control over site selection and discipline in the real estate process have been among our key competitive advantages. Our organic store growth strategy is to selectively add Hollywood stores in existing markets where we believe the market will successfully absorb additional Hollywood stores. We are targeting long-term growth of our store base of between 5% and 10% per year.


BUSINESS STRATEGY - GAME CRAZY

Game Crazy has performed below our expectations to date, generating significant operating losses for the Company. While we anticipate continued losses through at least 2004, we believe Game Crazy represents a compelling long-term opportunity. We believe in the game industry and are committed to increasing our share of the growing market for new and used video game hardware, software and accessories. As part of our strategy, we will continue to maintain a separate organizational structure that oversees all aspects of Game Crazy's existing operations as well as new store growth.

Provide Broad Selection and Superior Service

Our Game Crazy stores typically offer our customers over 2,500 video game titles on all major hardware systems. This extensive selection is continuously updated as software publishers release new titles. We believe our breadth of product selection and deep availability of newly released titles appeals to the hard-core game enthusiast as well as the casual game player and seasonal gift buyer. In addition, we seek to hire knowledgeable and passionate sales associates who are generally "gamers" themselves, and then train them to create exceptional shopping experiences for our customers.

Destination Location for Game Consumers

We believe our combination of product selection, knowledgeable sales staff, exceptional customer service, exciting merchandising presentation, convenient location, and availability of games for rental in our video stores will compel game consumers of all types to recognize Game Crazy as the destination location for video games. Our merchandising presentation includes interactive game terminals where customers can try games before they purchase and where our sales staff can demonstrate tricks and strategies to win games. Our Game Crazy stores benefit from the quality of the real estate in which our video stores are located, typically in high-visibility, stand-alone structures or prominent locations within multi-tenant shopping developments, with convenient accessibility to the store and availability of ample parking.

We believe the significant expansion and adoption of new game platforms is driving consumers to become more economical by purchasing and trading-in used games, as well as by renting more games. The proliferation of game titles is also causing growth in the "trade-in" market, where consumers exchange their games for new games or other used games. Based on our experience, the greater the number of available titles in the market, the more consumers are inclined to trade and/or rent games. We believe our broad selection of used video games in combination with our rental selection in our video stores will differentiate us from our competitors and be a significant factor in a customer's decision on where to shop for video games.

Continue Opening New Game Crazy Stores

We opened 67 Game Crazy stores in 1999 and had 69 stores in operation at the end of 2000. In 2002, we began opening additional Game Crazy stores, adding 207 new stores in 2002 and 319 new stores in 2003. Stores opened prior to 2002 ("mature stores") generated average annual revenue of approximately $540,000 in 2003. Although stores opened since 2002 have experienced lower volumes than mature stores, we are optimistic about our ability to increase revenue per store. In addition, we believe the game industry will experience significant growth with the anticipated release of new hardware platforms in 2006, and we seek to be a major player in the game industry when this occurs. As such, we plan to continue our expansion of Game Crazy and anticipate adding approximately 150 new stores in 2004.

The opening of a Game Crazy and the remerchandising of the adjacent Hollywood Video store is typically accomplished with minimal disruption and results in higher Hollywood Video revenue once the remerchandising is complete. The cost of a Game Crazy and simultaneous remerchandising of the Hollywood Video store is approximately $200,000 including construction, fixtures, inventory and opening expenses. We expect to continue the expansion of Game Crazy on a market-by-market basis in order to obtain marketing, management and other operational efficiencies.


STORES AND STORE OPERATIONS

Video Store Openings

We opened our first video store in October 1988 and grew to 25 stores in Oregon and Washington by the end of 1993. In 1994, we significantly accelerated our store expansion program, adding 88 stores and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995, we added 192 stores and entered major new markets in the Midwest, Southwest, East and Southeast regions of the United States. The following table shows store growth from 1994.

                               Year Ended December 31,
            ----------------------------------------------------------------
            1994  1995  1996  1997   1998   1999   2000   2001   2002   2003
            ----------------------------------------------------------------

Beginning     25   113   305   551    907  1,260  1,615  1,818  1,801  1,831
            ----------------------------------------------------------------
Opened        33   122   250   356    312    319    208      6     41     96
Acquired      55    70     -     -     41     43      -      -      -      6
Closed         -     -    (4)    -      -     (7)    (5)   (23)   (11)   (13)
            ----------------------------------------------------------------
Ending       113   305   551   907  1,260  1,615  1,818  1,801  1,831  1,920
            ================================================================


Site Selection

We believe that the selection of locations for our stores is critical to the success of our operations. We have assembled a store development team with broad and significant experience in retail tenant development. Most of our new store development personnel have expertise in and reside in the geographic area for which they are responsible, but all final site approval takes place at the corporate office where new sites are approved by a committee of senior management personnel. Final approval of all new sites is the responsibility of the Chairman of the Real Estate Committee of the Board of Directors. Important criteria for the location of a store include density of local residential population, traffic count on roads immediately adjacent to the store location, visibility and accessibility of the store, availability of ample parking and proximity of competition. Management generally seeks what it considers the most desirable locations, typically locating stores in high-visibility, stand-alone structures or in prominent locations in multi-tenant shopping developments. All of our stores are located in leased premises; we do not own any real estate. Our real estate and store development team is scaled to meet our planned store growth.


PRODUCTS

Hollywood Video

Our video stores typically carry more than 10,000 movie and game titles on 25,000 units of DVDs, VHS and games, consisting of a combination of new releases and an extensive selection of older "catalog" movies. Excluding new releases, movie titles are classified into categories, such as "Action," "Comedy," "Drama" and "Children," and are displayed alphabetically within those categories. We do not rent or sell adult movies. In addition to video rentals, we rent video games primarily for Sony Playstation 1 & 2, Microsoft Xbox and Nintendo Game Cube.

Hollywood video stores contributed 89% of our consolidated revenue in 2003. Revenue from rental products, including rental and sale of previously viewed DVD, VHS and video games, represented approximately 92% of video store revenue for 2003. In addition to the growth of DVD rentals, we have experienced significant growth in the sale of previously viewed DVDs. Our ability to sell previously viewed movies at lower prices than new movies provides a competitive advantage over mass-market retailers. We expect the market for previously viewed DVDs to experience strong growth as DVD player penetration increases and consumers begin to build their own DVD libraries. Furthermore, previously viewed DVDs do not suffer from the quality degradation that VHS tapes do, making them an attractive option for consumers looking to build their personal movie libraries.

The remaining approximately 8% of video store revenue was from the sale of new DVDs and videocassettes and concessions (e.g., popcorn, sodas, candy and magazines).

Game Crazy

Game Crazy offers new and used video game software, hardware and accessories. Each Game Crazy typically carries over 2,500 video game titles that can be played on all major new and legacy game systems. We offer new and used Sony Playstation 2, Microsoft Xbox, Nintendo Game Cube, Game Boy Advance and Game Boy hardware systems as well a broad selection of used legacy hardware systems. In addition, we offer new and used game accessories such as controllers, memory cards and game media such as strategy guides. Revenue from new and used software represented 68% of Game Crazy revenue for 2003, while 32% was from new and used hardware and accessories.


SUPPLIERS AND PURCHASING ARRANGEMENTS

We purchase the majority of our movies directly from the studios through revenue sharing arrangements or other direct purchasing methods, and we purchase a majority of our video games directly from video game publishers, except for used games which are purchased from our customers with in-store credit.


ADVERTISING AND MARKETING

Our primary goal in advertising is to increase transactions in our stores from both new and existing members. Our primary focus is on cost-effective direct mail strategies and in-store marketing efforts. In addition, we continue to use cooperative movie advertising funds made available by studios and suppliers to promote certain titles. We occasionally test the effectiveness of mass media campaigns in select markets, but anticipate that our primary marketing vehicle will continue to be direct mailings. We believe that our current marketing strategy is the most productive and cost effective manner to increase customer visits. We currently have a customer transaction database containing information on approximately 36.0 million household member accounts, which enables targeted marketing based on historical usage patterns.

Beginning in the fourth quarter of 2003, we increased our advertising budget for Game Crazy stores in an attempt to capture market share and to support the new stores. A majority of our Game Crazy advertising is in mass mail distributions and newspaper free-standing inserts.


INVENTORY AND INFORMATION MANAGEMENT

Inventory Management

We maintain detailed information on inventory utilization. Our information systems enable us to track rental activity by individual videocassette, DVD and video game to determine appropriate buying, distribution, pricing and disposition of inventory, including the sale of previously viewed product. Our inventory of videocassettes, DVDs and video games for rental is prepared according to uniform standards. Each new DVD, videocassette and video game is removed from its original carton, bar coded, and placed in a rental case with a magnetic security device. Our Game Crazy stores utilize their own independent inventory system with enhanced functionality that allows us to manage used product trade-in credit values and retail pricing based upon multiple factors such as age and current inventory levels. Game Crazy's point-of-sale system provides us with sufficient detail to manage our breadth of titles and maintain in-stock positions with frequent replenishment cycles. The inventory system also permits us to match supply with demand title by title, adjust ordering, transfer inventories from one store location to another and actively manages new and used title pricing.

Information Management

We use a scalable client-server system and maintain three distinct system areas: point-of-sale systems for Hollywood Video and Game Crazy and a corporate information system. We maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, as well as DVD, videocassette and video game rental patterns. This system allows us to measure our current performance, manage inventory, make purchasing decisions and manage labor costs. This system has the ability to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors.


COMPETITION

The video retail industry is highly competitive. We compete with local, regional and national video retail stores, including Blockbuster and Movie Gallery, and with mass merchants, mail-delivery video rental subscription services, such as Netflix, supermarkets, pharmacies, convenience stores, bookstores and other retailers, as well as with non-commercial sources such as libraries.

We believe that the principal competitive factors in the video rental industry are price, title selection, rental period, the number of copies of popular titles available, store location and visibility, customer service and employee friendliness, and convenience of store access and parking. Substantially all of our stores compete with stores operated by Blockbuster, most in very close proximity.

We also compete with cable, satellite, and pay-per-view television systems, in which subscribers pay a fee to see a movie selected by the subscriber. As digital cable and digital satellite services have continued to increase penetration, consumers have been given more choices in their viewing of pay-per-view movies and in some cases video-on-demand. We estimate that cable or satellite is available in over 90 million households. These systems can offer multiple channels dedicated to pay-per-view and in some cases video-on-demand, allowing for companies to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day.

The video game industry is highly fragmented. With the possible exception of Wal-Mart, we believe no major player holds more than a 20% share of the market, leaving a significant opportunity for our Game Crazy stores to rapidly gain market share. Video game software and hardware is typically sold through retail channels, including specialty retailers, mass merchants, toy retail chains, consumer electronic retailers, computer stores, regional chains, wholesale clubs, via the Internet and through mail order. In addition, the used market is offered in specialty retail chains that feature an educated game staff such as GameStop and Electronics Boutique.


EMPLOYEES

As of December 31, 2003, we had approximately 27,900 employees, of whom 26,800 were in the retail stores and zone offices and the remainder in our corporate, administrative and distribution centers. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Video store managers report to district managers, who supervise the operations of the stores. The district managers report to regional managers, who report directly to the Vice President of Operations for each zone. The corporate support staff periodically has meetings with zone personnel, regional managers, district managers and store managers to review operations.

We have created a separate management infrastructure for Game Crazy including store level operators who report to district managers, who in turn report to regional managers. We have made a concerted effort to hire sales associates who are game enthusiasts through our established recruiting and training process. This is particularly important in the video game industry, which requires product knowledge on a large and growing number of titles. We have attracted a staff of dedicated gamers for our Game Crazy stores who provide attentive customer service and possess knowledge of the industry.


SERVICE MARKS

We own United States federal registrations for the service marks "Hollywood Video", "Hollywood Entertainment", "Hollywood Video Stores" and "Game Crazy". We consider our service marks important to our continued success.


HISTORICAL INFORMATION

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

We also make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports as soon as reasonably practical after we file such materials with the SEC
(http://hollywoodvideo.com/investors/SECfilings).


ITEM 2.  PROPERTIES

As of December 31, 2003, Hollywood's stores by state are as follows:

                           HOLLYWOOD ENTERTAINMENT
                          NUMBER OF HOLLYWOOD VIDEO (HV)
                       AND GAME CRAZY (GC) STORES BY STATE

                         HV   GC                             HV   GC
                        ---  ---                            ---  ---
Alabama                  13    -    Nebraska                 14    -
Arizona                  57   32    Nevada                   28   13
Arkansas                  9    -    New Hampshire             2    -
California              326  140    New Jersey               35   12
Colorado                 36   14    New Mexico               11    -
Connecticut              16    3    New York                 75   20
Delaware                  2    -    North Carolina           32    -
Florida                  84    -    North Dakota              3    1
Georgia                  36    -    Ohio                     82   33
Idaho                    14    4    Oklahoma                 23    -
Illinois                 90   51    Oregon                   67   19
Indiana                  41   16    Pennsylvania             76   18
Iowa                     13    -    Rhode Island              9    3
Kansas                   14    -    South Carolina           16    -
Kentucky                 17    2    South Dakota              3    -
Louisiana                18    -    Tennessee                37   15
Maine                     2    -    Texas                   190   69
Maryland                 31   12    Utah                     37   13
Massachusetts            44    5    Virginia                 42   19
Michigan                 64   16    Washington               91   34
Minnesota                37   19    Washington, D.C.          2    -
Mississippi               9    -    West Virginia             1    -
Missouri                 35    5    Wisconsin                34    7
Montana                   1    -    Wyoming                   1    -

Total Stores                                             1,920   595
Total States (excluding Washington, D.C.)                   47    27

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

Our corporate headquarters are located at 9275 Southwest Peyton Lane, Wilsonville, Oregon, and consist of approximately 123,000 square feet of leased space. The lease expires in November 2008. We currently lease space in three distribution centers, two to primarily support Hollywood Video and a separate facility to support Game Crazy. The Hollywood Video distribution centers are located at 25600 Southwest Parkway Center Drive, Wilsonville, Oregon (approximately 175,000 square feet) and at 501 Mason Road, LaVergne, Tennessee (approximately 98,000 square feet). The Game Crazy facility is located at 9445 SW Ridder Road, Wilsonville, Oregon (approximately 84,000 square feet). All of these facilities are leased pursuant to agreements that expire in November 2005, June 2010 and February 2008, respectively.


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders in the fourth quarter of 2003.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of December 31, 2003:

Name                              Age  Position
----------------------            ---  ----------------------------------------
Mark J. Wattles                    43  Chairman of the Board, Chief Executive
                                       Officer, President and Director
F. Bruce Giesbrecht                44  General Manager of Corporate Operations
Roger J. Osborne                   51  General Manager of Store Operations
Timothy R. Price                   45  Chief Financial Officer

----------------------

Mark J. Wattles founded Hollywood in June 1988 and has served as a director, Chairman of the Board, and Chief Executive Officer since that time. From June 1988 through September 1998, Mr. Wattles also served as President of Hollywood. From August 1998 through June 2000, Mr. Wattles left his full time position at Hollywood and served as CEO of Reel.com. In August 2000, Mr. Wattles returned full time to Hollywood and in January 2001 was re-appointed President of Hollywood by the Board. Mr. Wattles has been an owner and operator in the video rental industry since 1985. In 2001, Mr. Wattles was appointed to the National Advisory Council of the Marriot Business School at Brigham Young University.

F. Bruce Giesbrecht was announced as the Company's President and Chief Operating Officer on January 29, 2004. Mr. Giesbrecht was named Executive Vice President of Business Development in March 2000 and became General Manager of Corporate Operations in July 2003. Mr. Giesbrecht joined Hollywood in May 1993 as Vice President of Corporate Information Systems and Chief Information Officer, was named Senior Vice President of Product Management in January 1996 and became Senior Vice President of Strategic Planning in January 1998. Prior to joining Hollywood Mr. Giesbrecht was a founder of RamSoft, Inc., a software development company specializing in management systems for the video industry, and served as its President.

Roger J. Osborne was named Executive Vice President of Operations in October 2000 and became General Manager of Store Operations in July 2003. Prior to being named Senior Vice President of Operations at Hollywood in January 1999, he was the Executive Vice President of J. Baker, Corporation, a major apparel and footwear retailer, and President of its Work `N Gear Division since June 1997. Before rejoining J. Baker Corporation, Mr. Osborne was Senior Vice President and Zone Director for Mid-West and East coast markets for Hollywood from November 1996 until May of 1997. From 1993 until 1996, Mr. Osborne worked for J. Baker, Corporation, serving as Senior Vice President and Director of its licensed shoe department business from January 1995 to November 1996. Mr. Osborne served in executive capacities with Bata Shoe Company from 1988 until 1993 and with the Payless Shoe Store division of May Company from 1975 until 1988.

Timothy R. Price joined Hollywood in January 2003 as Senior Vice President of Finance and was named Chief Financial Officer in July 2003. Prior to joining Hollywood, Mr. Price was with May Company for four years holding the positions of Chief Financial Officer for Robinson's-May from 2000 to 2002 and Vice President and Controller of Hecht's from 1998 to 2000. Prior to the May Company, Mr. Price served as Vice President and Controller of Kohl's from 1996 to 1998 and held a variety of financial executive positions at the Limited from 1988 to 1996.


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

                    2003                  2002
             ----------------------------------------
  Quarter      High       Low        High       Low
  -------    -------    ------    --------    -------
  Fourth      $17.97    $12.35      $20.19     $14.30

  Third        18.65     15.60       20.15      12.83

  Second       18.18     15.75       20.72      17.08

  First        16.26     12.59       17.70      11.35

As of March 9, 2004, there were 177 holders of record of our common stock, and no shares of preferred stock were issued and outstanding.


ITEM 6.   SELECTED FINANCIAL DATA

The information presented below for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2003 is derived from our audited financial statements. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operation and Financial Condition," including a discussion of critical accounting policies that require significant management estimates, judgments and assumptions.

Except as otherwise noted, the information in the table below reflects, among other things, operating losses incurred by Reel.com in 1999 through June 12, 2000, when we discontinued its e-commerce operations.

                                     Year Ended December 31,
                      ---------------------------------------------------------
                         2003       2002        2001        2000        1999
                      ---------  ----------  ----------  ----------  ----------
OPERATING RESULTS:
Revenue              $1,682,548  $1,490,066  $1,379,503  $1,296,237  $1,096,841
                      ---------  ----------  ----------  ----------  ----------
Income (loss) from
 operations             185,094     189,327     119,277    (436,321)    (2,513)
                      ---------  ----------  ----------  ----------  ---------
Interest expense, net    35,507      42,057      56,129      62,127     45,477
                      ---------  ----------  ----------  ----------  ---------
Income (loss) before
 cumulative effect
 of a change in
 accounting principle    82,272     241,845     100,416    (530,040)   (49,858)
                      ---------  ----------  ----------  ----------  ---------
Net income (loss)(1)     82,272     241,845     100,416    (530,040)   (51,302)
                      ---------  ----------  ----------  ----------  ---------
Net income (loss)
 per share before
 cumulative effect
 of a change in
 accounting principle:
   Basic                 $  1.36    $  4.23     $  2.05     $(11.48)    $(1.09)
   Diluted                  1.28       3.88        1.90      (11.48)     (1.09)
                      ----------  ----------  ----------  ---------  ---------
Net income (loss)
 per share:
   Basic                 $  1.36    $  4.23     $  2.05     $(11.48)    $(1.13)
   Diluted                  1.28       3.88        1.90      (11.48)     (1.13)
                      ----------  ----------  ----------  ---------  ---------
------------------------------------------------------------------------------
BALANCE SHEET DATA:
Rental inventory, net   $268,748   $260,190    $191,016    $168,462   $339,912
Property and
 equipment, net          288,857    255,497     270,586     323,666    382,345
Total assets             997,457  1,146,376     718,544     665,114  1,053,291
Long-term
 obligations(2)          371,316    388,746     514,002     536,401    533,906
Shareholders' equity
 (deficit)               325,829    257,149    (113,554)   (222,377)   304,529
------------------------------------------------------------------------------



                                       Year Ended December 31,
                     -------------------------------------------------------
                        2003        2002        2001       2000       1999
                     ----------  ----------  ----------  ---------  --------
OPERATING DATA:

Number of stores at
 year end                1,920      1,831       1,801       1,818      1,615
Weighted average stores
 open during the year    1,852      1,805       1,813       1,751      1,405

Number of Game Crazy
 stores at year end        595        276          69          69         67
Weighted average Game
 Crazy stores open
 during the year           469         97          69          68         20

Same store
 revenue increase (3)      11%         8%          6%          2%        12%
----------------------------------------------------------------------------


(1)  We adopted Statement of Financial Accounting Standards No. 142 on
     January 1, 2002, and concurrently ceased to amortize goodwill recorded in connection with prior business combinations and our trade name rights.
     See Note 8 to the Consolidated Financial Statements. Excluding amortization of these intangible assets would have reduced our net loss or increased our net income by $3.1 million, $29.9 million and $54.7 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

(2) Includes the current portion of long-term obligations. For the year ended December 31, 2002, excludes $203.9 million of our 10.625% senior subordinated notes that were called on December 18, 2002 and redeemed on January 17, 2003.

(3) A store is comparable after it has been open and owned by the Company for 12 full months. An acquired store converted to the Hollywood Video name store design is removed from the comparable store base when the conversion process is initiated and returned 12 full months after reopening. In the fourth quarter of 2003, the Company began to report comparable revenue increases for each of its two segments, Hollywood Video and Game Crazy. For 2003, same store sales for Hollywood Video was 3% while same store sales for Game Crazy was 16%.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


ABOUT HOLLYWOOD ENTERTAINMENT

We are the second largest rental retailer of DVDs, videocassettes and video games in the United States. We opened our first video store in October 1988 and, as of December 31, 2003, we operated 1,920 Hollywood Video stores in 47 states and the District of Columbia. As of December 31, 2003, we also operated 595 Game Crazy stores, which are game specialty stores where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy store carries over 2,500 video game titles and occupies an area of approximately 700 to 900 square feet adjacent to a Hollywood Video store. Hollywood Video stores accounted for 89% of consolidated revenue in 2003 while Game Crazy contributed 11%.

Hollywood Video derives 92% of its revenue from rentals of DVD and VHS movies and video games and from the sale of previously viewed movies and games. The remaining 8% of Hollywood Video's revenue is from the sale of new DVD and VHS movies and concessions. Although domestic consumer rental spending has remained fairly flat over the past five years, Hollywood Video stores have been able to generate positive same store sales by taking market share. We believe we can continue to take market share as the rental industry is still highly fragmented. We estimate approximately half of the market share remains divided amongst a relatively large number of smaller independent and regional operators. The studio's current movie distribution practice provides an exclusive window for DVD and VHS retail channels before the movies are available to pay-per view, video-on-demand and other distribution channels. Changes in the studio distribution practice or changes in pricing of movies could negatively impact our business. For a discussion of risks inherent to rental retailers in general and Hollywood video in particular, please see "Cautionary Statements".

Game Crazy generates revenue from the sale of new and used game software, hardware and accessories. The video game industry, an approximately $10 billion market in the United States in 2003 according to NPD Group, Inc., has historically experienced peaks and valleys in consumer spending dependent upon the availability of new technology. In 2000 and 2001, Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox, three new-generation hardware technology products, were introduced. These platforms have substantially increased the installed base of video game hardware units and have driven significant growth in the video game software segment. As with the introduction of previous new platforms, consumers have increased both their purchase and rental of games. Buying, selling and trading used games is relatively new and has caused the used game category to grow rapidly for certain specialty retailers. Each new platform introduction has increased trade-ins of used titles compatible with legacy hardware, which in turn extends the life of older platforms by enabling the game consumer access to additional software titles through the used market.

Our strategy is to successfully build and operate two separately managed national chains, each with a retail model designed to compete favorably against the primary competitors in its segment of the entertainment industry. The Hollywood Video retail model, including the types of real estate sites we pursue, the store design, employee hiring and training practices, and inventory and merchandising standards, is designed to maximize the number of customers per store, as well as the frequency of customer visits and the amount that consumers spend per visit. Hollywood Video stores are typically located in high-traffic, high-visibility locations with convenient access and parking. Inside the store, we focus on providing a superior selection of movies and video games for rent, in a friendly and inviting atmosphere that encourages browsing. We believe that consumers view movie rentals in general, and our pricing structure and rental terms in particular, as a convenient form of entertainment and an excellent value. Our Game Crazy retail model, including the core concept of allowing consumers to buy, sell and trade new and used merchandise, combined with store design, employee selection and training, and our inventory selection and merchandising presentation, is designed to appeal to both "hard-core" and casual game consumers. Remerchandising a Hollywood Video in order to accommodate a Game Crazy, including reducing its size, does not cannibalize Hollywood Video revenue. Further, we believe that there is significant customer overlap, enabling the Hollywood Video and Game Crazy retail models to complement each other, allowing each of the concepts to have a competitive advantage versus its primary competitor.

We analyze operating results by segment, Hollywood Video and Game Crazy. Key indicators used in running our business include total revenue growth, same store sales, gross margin rates, inventory levels, and operating expenses in dollars and as percentage of revenue. We also assess rental revenue performance by product type, DVD, VHS and games. Our operating results are subject to the application of critical accounting policies as discussed in "Critical Accounting Policies and Estimates." These policies require management to make significant estimates, judgements and assumptions that are subject to uncertainties that may change as additional information becomes known.


RESULTS OF OPERATIONS

Summary Results of Operations

Our income from operations for 2003 was $185.1 million compared to $189.3 million for 2002. The decrease was primarily due to operating losses incurred by Game Crazy for 2003 and a $12.4 million reversal of an accrual related to the closure of our former internet business, Reel.com, that benefited income from operations for 2002. For 2003, Hollywood Video generated $205.1 million in income from operations while Game Crazy generated a net loss from operations of $20.0 million.

Our net income for 2003 was $82.3 million compared with net income of $241.8 million and $100.4 million for 2002 and 2001, respectively. The decrease in net income was primarily the result of a change in our provision for income taxes. Net income for 2002 and 2001 benefited from a reduction in our valuation allowance on our deferred income tax assets, resulting in an income tax benefit of $98.1 million and $37.3 million, respectively. We believe that an effective tax rate of 40.5% would have represented a normalized provision for income taxes excluding the valuation allowance reductions. The effective tax rate for 2003 was 40.0%. Also contributing to the decrease in net income for 2003 was a $12.5 million charge recorded in the first quarter of 2003 for early debt retirement compared to an early debt retirement charge in the first quarter of 2002 of $3.5 million.


Results of Operation Expressed as a Percentage of Revenue

The following table sets forth (i) results of operations data expressed as a percentage of total revenue and (ii) gross margin data.


                                           Year Ended December 31,
                                       ------------------------------
                                         2003       2002       2001
                                       --------   --------   --------
Revenue:
  Rental product revenue                  82.4%      88.9%      92.2%
  Merchandise sales                       17.6%      11.1%       7.8%
                                       --------   --------   --------
                                         100.0%     100.0%     100.0%
                                       --------   --------   --------

Gross margin                              60.5%      61.5%      60.5%

Operating costs and expenses:
  Operating and selling                   43.0%      43.5%      45.0%
  General and administrative               6.3%       6.0%       7.0%
  Store opening expense                    0.3%       0.2%         -
  Restructuring charge for closure
   of internet business                    0.0%      (0.8%)     (0.2%)
  Restructuring charge for store
   closures                               (0.1%)     (0.1%)     (0.3%)
  Amortization of intangibles                -          -        0.4%
                                       --------   --------   --------
                                          49.5%      48.8%      51.9%
                                       --------   --------   --------
Income from operations                    11.0%      12.7%       8.6%
  Interest expense, net                   (2.1%)     (2.8%)     (4.0%)
  Early debt retirement                   (0.7%)     (0.2%)        -
                                       --------   --------   --------
Income before income taxes                 8.2%       9.7%       4.6%
(Provision for) benefit from income
 taxes                                    (3.3%)       6.5%       2.7%
                                       --------   --------   --------
Net income                                 4.9%      16.2%       7.3%
                                       ========   ========   ========



                                      Year Ended December 31,
                                   ---------------------------
                                     2003      2002      2001
                                   --------  -------   -------
Other data:
 Rental product gross margin (1)      68.2%    66.2%     63.9%
 Merchandise sales gross margin (2)   24.4%    24.0%     21.0%
-------------------------------------------------------------
 (1) Rental product gross margin as a percentage of rental product revenue.
 (2) Merchandise sales gross margin as a percentage of merchandise sales.


REVENUE

Revenue increased by $192.5 million, or 12.9%, for 2003 compared to 2002. The increase was primarily due to a 3% increase in Hollywood Video same store sales, the addition of 102 Hollywood Video stores and 319 Game Crazy stores and a 16% increase in Game Crazy same store sales. Revenue increased by $110.6 million, or 8.0%, for 2002 compared to 2001. The increase was primarily due to a 6% increase in Hollywood Video same store sales and the addition of 41 Hollywood Video stores and 207 Game Crazy stores.

The following is a summary of revenue by product category and operating segment (in thousands):

                                 ----------  ----------  ----------
                                     2003        2002        2001
                                 ----------  ----------  ----------
DVD rental product revenue       $  763,352  $  480,177  $  228,245
VHS rental product revenue          504,181     727,347     942,056
Game rental product revenue         119,057     116,493     101,093
                                 ----------  ----------  ----------
Total rental product revenue      1,386,590   1,324,017   1,271,394
                                 ----------  ----------  ----------

Video store merchandise revenue     115,826     109,382      81,143
Game Crazy revenue                  180,132      56,667      26,966
                                 ----------  ----------  ----------
Total merchandise revenue           295,958     166,049     108,109
                                 ----------  ----------  ----------

                                 ----------  ----------  ----------
Total revenue                    $1,682,548  $1,490,066  $1,379,503
                                 ==========  ==========  ==========

Rental revenue is generated from the rental of DVD and VHS movies and video games and from the eventual sale of previously viewed movies and games. We currently offer a 5-day rental program on all products in the majority of our stores. All DVDs and new release VHS movies typically rent for $3.79. Catalog VHS movies typically rent for $1.99. Since the fourth quarter of 1999, we have not increased prices on DVDs, new release VHS or catalog VHS. Video games rent for $4.99 and $5.99, with games designed for the newer platforms renting for the higher amount. Customers who choose not to return movies within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price. Revenue recorded for extended rental periods is net of estimated amounts that we do not anticipate collecting based upon historical collection experience. The percentage of rental revenues generated from extended rental periods has not changed significantly in several years.

Game Crazy revenue represented 60.9% of consolidated merchandise revenue for 2003. Game Crazy revenue is generated from the sale of new and used video game hardware, software and accessories. The remaining 39.1% of merchandise revenue was generated in Hollywood Video stores through the sale of new DVD and VHS movies and concessions.


GROSS MARGIN

Rental Product Margins

Rental gross margin as a percentage of rental revenue increased to 68.2% for 2003 from 66.2% for 2002 and 63.9% for 2001. The increase for 2003 compared to 2002 was primarily due to a shift in revenue from VHS product to DVD product, which typically has higher gross margins. The increase for 2002 compared to 2001 also benefited from increased DVD revenue as well as the absence of incremental amortization that was recorded in 2001 associated with an amortization change in estimate. The Company regularly evaluates and updates rental inventory accounting estimates. Effective October 1, 2002, estimated average residual values on new release movies was reduced from $4.67 to $4.00 for DVD and from $3.16 to $2.00 for VHS. In addition, the estimated residual value of catalog DVD inventory was reduced from $6.00 to $4.00. These changes resulted in a $4.1 million increase in cost of rental product in 2002. We also made several key observations that led us to change estimates regarding rental inventory lives and residual values during the fourth quarter of 2000. As a result of the growing demand for DVDs, the estimated residual value of catalog VHS cassettes was reduced from $6.00 to $2.00 and the estimated useful life was reduced from five years to one year. We adopted the changes in estimate prospectively on October 1, 2000, and recorded a charge of $164.3 million. By applying these changes prospectively, we also recorded incremental depreciation expense of approximately $52 million and $18 million in the fourth quarter of 2000 and in the first three quarters of 2001, respectively.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales increased to 24.4% for 2003 from 24.0% for 2002 and 21.0% for 2001. The increase is primarily the result of an increase in the percentage of merchandise sales from Game Crazy and Hollywood Video's concessions business, which typically have higher margins than new movie sales in Hollywood Video. In 2003, Game Crazy revenue accounted for 60.9% of consolidated merchandise revenue with a gross margin rate of 24.7%, while Hollywood Video accounted for the remainder with a gross margin rate of 24.0%.


OPERATING COSTS AND EXPENSES

Operating and Selling Expenses

Total operating and selling expenses for 2003 decreased as a percentage of revenue to 43.0% from 43.5% for 2002. The percentage decrease was primarily the result of leverage from increased revenue. Total operating and selling expense for 2003 increased $76.4 million to $724.1 million from $647.8 million for 2002. The increase was primarily the result of increased variable costs associated with increased store revenue, an increase of 47 weighted-average stores and an increase in operating and selling expenses associated with the expansion of our Game Crazy stores. Payroll and related expenses increased by $40.0 million, rent and related expenses increased by $15.4 million, advertising increased by $11.7 million, and other operating and selling expenses increased by $9.3 million for 2003 compared to 2002.

Total operating and selling expenses for 2002 decreased as a percentage of revenue to 43.5% from 45.0% for 2001. The percentage decrease was primarily the result of leverage from increased revenue. Total operating and selling expense for 2002 increased $26.5 million to $647.8 million from $621.3 million for 2001. The increase was primarily the result of increased variable costs associated with increased store revenue and an increase in operating and selling expenses associated with the expansion of Game Crazy stores. Payroll and related expenses increased by $23.1 million and other operating and selling expenses increased by $3.4 million for 2002 compared to 2001.

General and Administrative Expenses

General and administrative expenses for 2003 increased $16.4 million to $106.0 million, or 6.3% of total revenue, from $89.6 million, or 6.0% of total revenue for 2002. Included in general and administrative expenses for 2003 was a $1.7 million charge recognized in the first quarter to increase a class action litigation settlement reserve related to extended rental periods. General and administrative expenses for 2002 benefited from the net reversal of approximately $1.6 million of non-cash stock option expense. The $1.6 million benefit reflects stock option expense of $2.9 million recorded in the first, second and fourth quarters and a net reversal of expense of $4.5 million recorded in the third quarter primarily associated with the cancellation of stock options subject to variable plan accounting. General and administrative expenses for 2002 also benefited from the reversal of a legal accrual in the amount of $1.6 million, as a result of the final confirmation of the settlement of our California exempt/non-exempt class action lawsuit for an amount less than anticipated. Excluding these items, general and administrative expenses as a percentage of total revenue were consistent for 2003 and 2002.

General and administrative expenses for 2002 decreased $6.8 million to $89.6 million, or 6.0% of total revenue, from $96.4 million, or 7.0% of total revenue for 2001. General and administrative expenses for 2002 benefited from the net reversal of approximately $1.6 million of non-cash stock option expense and also benefited from a $1.6 million reversal of a legal accrual. Included in general and administrative expenses in 2001 were $4.8 million of non-cash compensation expense related to a stock grant to our Chief Executive Officer as part of a three-year employment agreement. Also included was $4.1 million of non-cash stock compensation associated with other grants under our stock option plans. Excluding these items, general and administrative expenses as a percentage of total revenue declined slightly in 2002 as compared 2001.


NON-OPERATING INCOME (EXPENSE), NET

Interest Expense

Interest expense, net of interest income, decreased in 2003 as compared to 2002 by $6.6 million. The reduction was primarily due to decreased borrowing levels and lower interest rates (see Note 13 to our consolidated financial statements for a description of our outstanding debt). Interest expense, net of interest income, decreased in 2002 as compared to 2001 by $14.1 million. The reduction was primarily due to decreased levels of revolving credit borrowings and lower interest rates offset by incremental interest for bonds issued on December 18, 2002.

Early Debt Retirement

In the first quarter of 2003, we redeemed the outstanding $250 million 10.625% senior subordinated notes due 2004 and retired our prior credit facility due 2004. As a result, we recorded a charge of $12.5 million that included an early redemption premium of $6.6 million and the write-off of deferred financing costs. In the first quarter of 2002, we paid all amounts outstanding and retired our credit facility in place at that time, resulting in a $3.5 million charge to write-off deferred financing costs.


INCOME TAXES

Our effective tax rate was a provision of 40.0% in 2003, compared to a benefit of 68.3% in 2002 and a benefit of 59.0% in 2001, which varies from the federal statutory rate as a result of adjustments to deferred tax asset valuation allowances, non-deductible executive compensation, non-deductible goodwill amortization associated with the Reel.com acquisition and state income taxes. We anticipate an effective tax rate of 40.0% for 2004. In the fourth quarter of 2000, in light of significant doubt that existed regarding our future income and therefore our ability to use our net operating loss carryforwards, we recorded a $211.2 million valuation allowance on our $211.2 million net deferred tax asset. In 2002 and 2001, as a result of our operating performance for each year, as well as anticipated future operating performance, we determined that it was more likely than not that certain future tax benefits would be realized. Consequently, we benefited by the reversal of $147.8 million and $63.4 million of the valuation allowance in 2002 and 2001, respectively. In the fourth quarter of 2003 we applied for a change in accounting method with the Internal Revenue Service (IRS) to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. The application is under review by the IRS. Based on internal forecasts and utilization of our net operating loss carryforwards, we do not anticipate significant cash tax payments until 2005.


RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods impact the dollar amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of DVDs or tapes at reduced or no up-front costs, we share agreed-upon portions of the revenue that we derive from the DVDs or tapes with the studio. The studio's share of rental revenue is expensed, net of an estimated residual value, as revenue is earned on revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of sales rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no obligation for future payments to the studios. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of rental product over its estimated useful life to an estimated residual value. Therefore, purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. Cost of rental product included revenue sharing expense of $88.8 million for 2003, compared to $130.4 million for 2002 and $191.3 million for 2001. The decline in revenue sharing expense is primarily the result of an increase in the percentage of movies acquired in the DVD format compared to VHS, as we currently have fewer DVD revenue sharing arrangements than VHS revenue sharing arrangements.


MERCHANDISE INVENTORY

Merchandise inventory in Hollywood Video stores consists of new DVD and VHS movies for sale, concessions and accessory items for sale, and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as previously viewed product. Merchandise inventory in our Game Crazy stores consist of new and used game software, hardware and accessories.

Consolidated merchandise inventory increased $32.6 million to $129.9 million as of December 31, 2003, from $97.3 million as of December 31, 2002. The increase was primarily due to the addition of 319 Game Crazy stores in 2003 and an increase in the breadth and depth of games at existing Game Crazy stores.


LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of DVDs, videocassettes and games. The amount of cash generated from our video store operations in 2003 funded our debt service requirements, maintenance capital expenditures, and Game Crazy operating losses and provided the capital required to add 319 Game Crazy stores and 102 Hollywood Video stores. At December 31, 2003, we had $74.1 million of cash and cash equivalents on hand.

During 2002 and early 2003, we completed several refinancing transactions that lengthened maturities on our long-term debt, lowered our effective interest rate and increased working capital availability (see "Cash Used in Financing Activities" below). We believe that cash flow from operations, increased flexibility under our new credit facilities, cash on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the foreseeable future, including our expansion plans discussed below in "Cash Used in Investing Activities." We continue to analyze our capital structure and our business plan and from time to time may consider additional capital and/or financing transactions as a source of incremental liquidity.

Cash Provided by Operating Activities

Net cash provided by operating activities was $390.8 million and $361.6 million for 2003 and 2002, respectively. The increase of $29.2 million or 8.1% was primarily due to an increase in income from operations in our Hollywood Video stores and favorable changes in working capital accounts, offset by operating losses incurred by our Game Crazy stores.

Cash Used in Investing Activities

Net cash used in investing activities was $98.8 million and $551.6 million for 2003 and 2002, respectively. Net cash used in investing activities for 2003 included a $218.5 million source of cash related to a financing transaction. On December 18, 2002, we completed the sale of $225 million 9.625% senior subordinated notes due 2011 and delivered net proceeds of $218.5 million to the indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004. The delivery of the proceeds to the indenture trustee and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities. In 2003, we opened 102 Hollywood Video stores, of which 20 included a Game Crazy, and remerchandised 299 stores to include a Game Crazy compared to opening 41 Hollywood Video stores and remerchandising 203 stores to include Game Crazy in 2002. We currently anticipate investing approximately $105 million in 2004 to open 150 Hollywood Video stores, of which approximately 40 may include a Game Crazy, to remerchandise 110 existing Hollywood Video stores to include a Game Crazy, and for maintenance capital expenditures in property and equipment. We regularly consider new business initiatives that would enhance, expand, or complement our position in the entertainment industry. Some of those under consideration, such as in-store subscription services and mail delivery rental services, are closely related to our existing business. Any initiative undertaken could require significant capital investment, could be unsuccessful, or, even if successful, could have a short-term adverse impact on our financial condition and operating results.

Cash Used in Financing Activities

Net cash flow from financing activities was a $251.0 million use of cash for 2003 compared to a $184.4 million source of cash in the corresponding period of the prior year. The $251.0 million use of cash reflects the redemption of $250.0 million senior subordinated notes and the retirement of our prior credit facility of $107.5 million with $218.5 million in proceeds from the indenture trustee and $200.0 million of initial borrowings under our new credit facility. The use of cash also reflects the repurchase of 1,746,173 shares of common stock for $26.3 million and $55.0 million for prepayment of term loan facility principal payments through 2005. In January 2004, we paid an additional $20 million on the term loan facility, and are now prepaid through 2006 and we also repurchased 295,139 shares of common stock for $3.7 million.

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

On January 16, 2003, we obtained new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. We used the borrowings under the term loan facility to repay amounts outstanding under our existing credit facilities which were due in 2004, redeem the remaining $46.1 million principal amount of our 10.625% senior subordinated notes due 2004 on February 18, 2003 and for general corporate purposes. We have prepaid $75.0 million of the term loan facility principal payments due through 2006, including a $20.0 million payment made on January 5, 2004.

Instruments governing our indebtedness contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business including our ability to pay dividends and limitations on the amount of common stock we can repurchase. At December 31, 2003, we were in compliance with all covenants contained within our debt agreements.

At December 31, 2003, maturities on long-term obligations for the next five years are as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2004                $        -    $        -    $     647   $     647
2005                         -             -          454         454
2006                         -        20,000(1)       215      20,215
2007                         -        20,000            -      20,000
2008                         -       105,000            -     105,000
Thereafter             225,000             -            -     225,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  145,000    $   1,316   $ 371,316
                    ----------    ----------    ---------   ---------

(1)Paid on January 5, 2004.


Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily store leases) and capital leases. We lease all of our stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of our stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Contractual obligations as of December 31, 2003 are as follows (in thousands):


Contractual                                 2-3       4-5     More than
Obligations           Total     1 Year     Years     Years     5 Years
---------------    ----------  --------  --------  --------   ---------
Long-term Debt     $  370,000  $      -  $ 20,000  $125,000   $ 225,000
Capital Leases          1,316       647       669         -           -
Operating Leases    1,355,531   237,821   438,057   318,519     361,134
                   ----------  --------  --------  --------   ---------
Total              $1,726,847  $238,468  $458,726  $443,519   $ 586,134
                   ----------  --------  --------  --------   ---------

Other Financial Measurements: Working Capital

At December 31, 2003, we had cash and cash equivalents of $74.1 million and a working capital deficit of $33.6 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue and the majority of this inventory has a relatively short useful life (as evidenced by our amortization policies), the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video rental industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet our obligations as they come due.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Merchandise Inventory Valuation

Merchandise inventories, consisting primarily of new and used video game software and hardware, new DVD and VHS movies and concessions, are stated at the lower of cost or market. We consider several factors in our assessment of market value including age and inventory turns. Due to the numerous variables associated with the judgments and assumptions we make in estimating market values, and the effects of changes in circumstances affecting these estimates (including the effects of competing products and technologies), both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

Amortization of Rental Inventory

Rental inventory, which includes DVD and VHS movies and video games, is stated at cost and amortized over its estimated useful life to an estimated residual value. We analyze several metrics to validate our estimates such as inventory turns, previously viewed product sales and average inventory levels per store among many other variables. Our estimates of useful lives and residual values affect the amounts of amortization recorded, which in turn affects the carrying value of our rental inventory and cost of rental product (and, upon the transfer of previously viewed items from rental inventory to merchandise inventory, the carrying value of our merchandise inventory). For new release movies acquired for rental under revenue sharing arrangements, the studios' share of rental revenue is expensed as revenue is earned net of average estimated residual values. DVDs, tapes and video games acquired for rental at fixed prices are amortized to estimated residual values in periods ranging from four months to five years for DVD library. Due to the numerous variables associated with the judgments and assumptions we make in estimating useful lives and residual values of these items, and the effects of changes in circumstances affecting these estimates (including the effects of competing products and technologies and actual selling prices obtainable for previously viewed product), both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly. For example, in the fourth quarter of 2000, a number of observations led us to change our estimates of rental inventory lives and residual values, which resulted in a $164.3 million increase to amortization expense in that quarter. More recently, in the fourth quarter of 2002, our updated estimates resulted in a $4.1 million increase in cost of rental.

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

Income Taxes

We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the fourth quarter of 2000, in light of significant doubt that existed regarding our future income and therefore our ability to use our net operating loss carryforwards, we recorded a $211.2 million valuation allowance on our $211.2 million net deferred tax asset. In 2001 and 2002, as a result of our operating performance for each year, as well as anticipated future operating performance, we determined that it was more likely than not that certain future tax benefits would be realized. We therefore reversed $63.4 million and $147.8 million of this valuation allowance in 2001 and 2002, respectively, which resulted in a corresponding increase in net income and corresponding increases/decreases in our shareholders' equity/deficit. While changes in the valuation allowance have no effect on the amount of income tax we pay or on our cash flows, the effects on our reported income and shareholders' equity may be viewed by some investors and potential lenders as significant. Due to the numerous variables associated with our judgments, assumptions and estimates relating to the valuation of our deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

Legal Contingencies

Our estimates of our loss contingencies for legal proceedings are based on various judgments and assumptions regarding the potential resolution or disposition of the underlying claims and associated costs. Due to the numerous variables associated with these judgments and assumptions, both the precision and reliability of the resulting estimates of the related loss contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to these contingencies with formal meetings between our Chief Financial Officer and internal legal counsel and, as additional information becomes known, we may change our estimates significantly.


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


CAUTIONARY STATEMENTS

We are subject to a number of risks that are particular to our business and that may or may not affect our competitors. We describe some of these risks below. If any of these risks materialize, our business, financial condition, liquidity and results of operations could be harmed, and the value of our securities could fall.

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

Changes in the way that movie studios price DVDs and/or videocassettes could adversely affect our revenues and profit margins.

Movie studios use various pricing models to maximize the revenues they receive from the home video industry. Historically, these pricing models have enabled a profitable video rental market to exist and compete effectively with mass merchant retailers and other sellers of home videos. If the studios were to significantly change their pricing policies in a manner that increases our cost of obtaining movies under revenue sharing or other arrangements, or decreases wholesale prices leading consumers to purchase movies instead of renting movies, our revenues and/or profit margin could decrease, and our business, financial condition, liquidity and results of operations could be harmed. We can neither control nor predict with certainty whether the studios' pricing policies will continue to enable us to operate our business as profitably as we can under current pricing arrangements.

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

We are dependent on the introduction of new and enhanced video games and game systems to attract and retain video game customers. We currently anticipate that hardware manufactures will release new products with enhanced features some time in 2006. If manufacturers fail to introduce or delay the introduction of new games and systems, the demand for games available to us could decline, negatively impacting our revenues, and our business, financial condition, liquidity and results of operations could be harmed.

Expansion of our store base and new business initiatives have placed and may continue to place pressure on our operations and management controls.

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. In the second half of 2002 we began an accelerated rollout of our Game Crazy stores, stores within our Hollywood Video stores that specialize in selling and trading video games, opening 207 new stores. In 2003 we added 319 Game Crazy stores and opened 102 Hollywood Video stores and we anticipate adding additional Game Crazy stores and opening additional Hollywood Video stores in 2004 and beyond. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base and additional Game Crazy stores, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure. In addition, our ability to open and operate new stores in a profitable manner depends upon numerous contingencies, many of which are beyond our control. These contingencies include but are not limited to:

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

We also regularly consider new business initiatives that would enhance, expand, or complement our position in the entertainment industry. Some of those under consideration, such as in-store subscription services and mail delivery rental services, are closely related to our existing business. Any initiative undertaken could require significant capital investment, could be unsuccessful, or, even if successful, could have a short-term adverse impact on our financial condition and operating results.

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

The efficient operation of our business is dependent on our management information systems. In particular, we rely on an inventory utilization system used by our merchandise organization and in our distribution centers to track rental activity by individual DVD, videocassette and video game to determine appropriate buying, distribution and disposition of DVDs, videocassettes and video games. In addition, our Game Crazy point-of-sale system is used to determine appropriate used game trade-in values and used game prices. We use a scalable client-server system to maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and DVD, videocassette and video game rental patterns. We rely on these systems as well as our proprietary point-of-sale and in-store systems to keep our in-store inventories at optimum levels, to move inventory efficiently and to track and record our performance. The failure of our management information systems to perform as we anticipate could impair our ability to manage our inventory and monitor our performance and harm our business, financial condition, liquidity and results of operations.

We have a substantial amount of indebtedness and debt service obligations, which could adversely affect our financial and operational flexibility and increase our vulnerability to adverse conditions.

As of December 31, 2003, we had total consolidated long-term debt, including capital leases, of approximately $371.3 million. We and our subsidiary could incur substantial additional indebtedness in the future, including indebtedness that would be secured by our assets or those of our subsidiary. If we increase our indebtedness, the related risks that we now face could intensify. For example, it could:

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

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. At December 31, 2003, we were in compliance with all covenants contained within our debt agreements.

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

We are subject to various U.S. federal and state laws that govern, among other things, the disclosure and retention of our video rental records and access and use of our Hollywood Video stores by disabled persons, and are subject to various state and local licensing, zoning, land use, construction and environment regulations. Furthermore, changes in existing laws, including environmental and employment laws, new laws or increases in the minimum wage may increase our costs.

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

Our quarterly operating results have varied in the past and we expect that they will continue to vary in the future depending on a number of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to vary include:

-  the level of demand for movie and game rentals and purchases;
- existing and future competition from providers of similar products and alternative forms of entertainment;
-  the prices for which we are able to rent or sell our products;
- the availability and cost to us of new release movies, games and game hardware;
-  changes in other significant operating costs and expenses;
-  weather;
-  seasonality;
-  variations in the number and timing of store openings;
-  the performance of newer stores;
-  acquisitions by us of existing video stores;
- initial investments in and success of new business initiatives and related acquisitions;
-  other factors that may affect retailers in general;
-  changes in movie rental habits resulting from domestic and world events;
- actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amount of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements; and
- acts of God or public authorities, war, civil unrest, fire, floods, earthquakes, acts of terrorism and other matters beyond our control.

Our securities may experience extreme price and volume fluctuations.

The market price of our securities has been and can be expected to be significantly affected by a variety of factors, including:

- public announcements concerning us, our competitors or the home video rental industry and video game industry;
-  fluctuations in our operating results;
-  introductions of new products or services by us or our competitors;
-  the operating and stock price performance of other comparable companies; and
-  changes in analysts' revenue or earnings estimates.

In addition to these factors, the market price of our debt securities may be significantly affected by change in market rates of interest, yields obtainable from investments in comparable securities, credit ratings assigned to our debt securities by third parties and perceptions regarding our ability to pay our obligations on our debt securities.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of December 31, 2003, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1% in 2003 compared to the end of 2002, our interest expense would have increased by approximately $1.5 million based on our outstanding balance on the facility as of December 31, 2003.

The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of our long-term fixed interest rate debt at December 31, 2003 was $243.6. We believe the effect of an estimated 1% change in interest rates would not have a material impact on our future operating results or cash flows with respect to our fixed interest rate debt. Fair values were determined from quoted market prices.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to Item 15 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

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


                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated by reference from our definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for our 2004 annual meeting of shareholders (the "2004 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2003. Information with respect to our executive officers is included under Item 4A of Part I of this report.

We have adopted a Business and Ethics Code of Conduct for the guidance of our directors, officers, and partners, including our principal executive, financial and accounting officers and our controller. Our code of conduct, along with other corporate governance documents, is posted on our website at http://www.hollywoodvideo.com/investors under the link Corporate Governance.


ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference from the 2004 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Part of the information required by this Item 12 is incorporated by reference from the 2004 Proxy Statement.

The following table summarizes information with respect to options under the Company's stock option plans at December 31, 2003:

                       Options Outstanding        Options
                      ---------------------      remaining
                                   Weighted      available
                                   average       for future
                                   exercise    issuance under
                        Options     price        the plans
                      ----------   --------    --------------
Stock option plans
approved by security
holders                7,640,005      $6.44         2,797,766

Stock option plans
not approved by
security holders       2,090,846     $11.29         1,475,201
                      ----------   --------    --------------
                       9,730,851     $ 7.48         4,272,967
                      ==========   ========    ==============

The stock option plans not approved by security holders have generally the same features as those approved by security holders. For further information regarding the Company's stock option plans, see Note 17 to the Consolidated Financial Statements.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is incorporated by reference from the 2004 Proxy Statement.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated by reference from the 2004 Proxy Statement.



                                  PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed below are all financial statements, notes, schedules and exhibits filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003:

     (a)(i), (ii) FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Accountants dated February 16, 2004, are filed herewith:

(i)  FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

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

3.1 1993B Restated Articles of Incorporation, as amended (incorporated by reference to our Registration Statement on Form S-1 (File No. 33-63042)(the "Form S-1"), by reference to Exhibit 4 to our Registration Statement on Form S-3 (File No. 33-96140), and by reference to Exhibit
         3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.2 1999 Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (File No. 333-82937)(the "1999 S-4")).

4.1 Indenture dated January 25, 2002 among the Registrant, Hollywood Management Company, as potential guarantor, and BNY Western Trust Company as trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-14802)), as supplemented by the First Supplemental Indenture dated as of December 18, 2002 among the Registrant and Hollywood Management Company and BNY Western Trust Company as Trustee (incorporated by reference to Exhibit
         4.3 to our Annual Report on Form 10-K for the year ended December 31,
         2002).

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

10.5 Credit Agreement dated as of January 16, 2003 between the Registrant, UBS Warburg LLC as Lead Arranger, UBS AG, Stamford Branch as Administrative Agent and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2002), amended by the Credit Agreement Amendment dated as of dated as of August 13, 2003 among the Registrant, an Oregon corporation, as borrower, UBS AG, Stamford Branch, as administrative agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30,
         2003).

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

10.9 Revenue Sharing Agreement dated July 31, 2001 between the Registrant and MGM Home Entertainment (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002). +

10.10 1997 Employee Nonqualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2002). *

10.12 License Agreement, effective as of January 25, 2001, between the Registrant and Boards, Inc (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31,
         2002). *

10.13 Product and Support Agreement, effective as of January 25, 2001, between the Registrant and Boards, Inc. (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2002). *

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002).

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


(b) REPORTS ON FORM 8-K:

On October 20, 2003 we filed a current report on Form 8-K under "Item 12. Results of Operation and Financial Condition" reporting that on October 13, 2003, we issued a press release announcing our financial results for the quarter ended September 30, 2003. Our press release was attached to the report as Exhibit 99.1.



Report of Independent Auditors

To the Board of Directors and Shareholders of Hollywood Entertainment
Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/S/PricewaterhouseCoopers LLP

Portland, Oregon
February 16, 2004




                      HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                        -------------------------
                                        December 31,  December 31,
                                            2003          2002
                                        -----------   -----------
ASSETS
Current assets:
 Cash and cash equivalents              $    74,133   $    33,145
 Cash held by trustee for refinancing             -       218,531
 Receivables, net                            33,987        34,996
 Merchandise inventories                    129,864        97,307
 Prepaid expenses and other current
  assets                                     13,233        14,772
                                        -----------   -----------
Total current assets                        251,217       398,751

Rental inventory, net                       268,748       260,190
Property and equipment, net                 288,857       255,497
Goodwill                                     66,678        64,934
Deferred income tax asset, net              104,302       147,813
Other assets                                 17,655        19,191
                                        -----------   -----------
                                        $   997,457   $ 1,146,376
                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  obligations                           $       647   $    27,678
 Subordinated notes to be retired with
  cash held by trustee (including accrued
  interest of $8.1 million)                       -       212,080
 Accounts payable                           159,586       158,423
 Accrued expenses                           117,867       108,432
 Accrued interest                             6,467         2,923
 Income taxes payable                           284         1,151
                                        -----------    ----------
Total current liabilities                   284,851       510,687
Long-term obligations, less current
 portion                                    370,669       361,068
Other liabilities                            16,108        17,472
                                        -----------    ----------
                                            671,628       889,227
Commitments and contingencies                     -             -
Shareholders' equity:
Preferred stock, 25,000,000 shares
 authorized; no shares issued and
 outstanding                                      -             -
Common stock, 100,000,000 shares
 authorized; 59,666,347 and
 59,796,573 shares issued and
 outstanding, respectively                  489,247       503,403
Unearned compensation                          (133)         (697)
Accumulated deficit                        (163,285)     (245,557)
                                        -----------    ----------
Total shareholders' equity                  325,829       257,149
                                        -----------    ----------
                                        $   997,457   $ 1,146,376
                                        ===========   ===========

                  See notes to Consolidated Financial Statements



                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                          Twelve Months Ended
                                               December 31,
                                  ------------------------------------
                                      2003        2002         2001
                                  ----------   ----------   ----------
REVENUE:
 Rental product revenue           $1,386,590   $1,324,017   $1,271,394
 Merchandise sales                   295,958      166,049      108,109
                                  ----------   ----------   ----------
                                   1,682,548    1,490,066    1,379,503
                                  ----------   ----------   ----------
COST OF REVENUE:
 Cost of rental product              441,034      447,278      459,071
 Cost of merchandise                 223,598      126,251       85,406
                                  ----------   ----------   ----------
                                     664,632      573,529      544,477
                                  ----------   ----------   ----------
GROSS PROFIT                       1,017,916      916,537      835,026

Operating costs and expenses:
 Operating and selling               724,136      647,773      621,343
 General and administrative          106,024       89,602       96,382
 Store opening expenses                4,768        3,093            -
 Restructuring charge for closure
  of internet business                     -      (12,430)      (3,256)
 Restructuring charge for store
  closures                            (2,106)        (828)      (3,778)
 Amortization of intangibles               -            -        5,058
                                  ----------   ----------   ----------
                                     832,822      727,210      715,749
                                  ----------   ----------   ----------
INCOME FROM OPERATIONS               185,094      189,327      119,277

Non-operating expense:
 Interest expense, net               (35,507)     (42,057)     (56,129)
 Early debt retirement               (12,467)      (3,534)           -
                                  -----------  -----------  ----------
Income before income taxes           137,120      143,736       63,148
Benefit (provision)
 for income taxes                    (54,848)      98,109       37,268
                                  -----------  -----------  ----------
NET INCOME                        $   82,272   $  241,845   $  100,416
                                  ===========  ===========  ==========
----------------------------------------------------------------------
Net income per share:
   Basic                          $     1.36    $    4.23   $     2.05
   Diluted                              1.28         3.88         1.90
----------------------------------------------------------------------
Weighted average shares outstanding:
   Basic                              60,439       57,202       49,101
   Diluted                            64,180       62,390       52,880
----------------------------------------------------------------------

                  See notes to Consolidated Financial Statements.



                     HOLLYWOOD ENTERTAINMENT CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)


                                 Common Stock    Unearned  Accumu-
                             ------------------- Compen-   lated
                               Shares    Amount  sation    Deficit    Total
                             ---------- -------- -------- --------- ---------
Balance at
  December 31, 2000          46,247,599  365,441        -  (587,818) (222,377)
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Compensation grant           3,000,000    3,281        -         -     3,281
 Stock options exercised        181,164    1,097        -         -     1,097
 Tax impact from
   stock options                      -      (61)       -         -       (61)
 Stock compensation                   -    5,745   (1,655)        -     4,090
Net income                            -        -        -   100,416   100,416
                             ---------- -------- -------- --------- ---------
Balance at
  December 31, 2001          49,428,763  375,503   (1,655) (487,402) (113,554)
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Stock issuance               8,050,000  120,750        -         -   120,750
 Equity offering costs                -   (7,677)       -         -    (7,677)
 Stock options exercised      2,317,810    4,604        -         -     4,604
 Stock option tax benefit             -   12,814        -         -    12,814
 Stock compensation                   -   (2,591)     958         -    (1,633)
Net income                            -        -        -   241,845   241,845
                             ---------- -------- -------- --------- ---------
Balance at
  December 31, 2002          59,796,573  503,403     (697) (245,557)  257,149
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Stock options exercised      1,615,947    4,066        -         -     4,066
 Stock option tax benefit             -    8,053        -         -     8,053
 Stock compensation                   -        -      564         -       564
 Repurchase of common stock  (1,746,173) (26,275)       -         -   (26,275)
Net income                            -        -        -    82,272    82,272
                             ---------- -------- -------- --------- ---------

Balance at
 December 31, 2003           59,666,347 $489,247 $   (133)$(163,285)$ 325,829
                             ========== ======== ======== ========= =========

             See notes to Consolidated Financial Statements.



                    HOLLYWOOD ENTERTAINMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                     Year Ended December 31,
                                                -------------------------------
                                                   2003       2002       2001
                                                ---------  ---------  ---------
Operating activities:
 Net income                                     $  82,272  $ 241,845  $ 100,416
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Write-off deferred financing costs                5,827      2,226          -
  Amortization of rental product                  211,806    218,905    180,237
  Depreciation                                     60,762     59,343     66,939
  Amortization of deferred financing costs          4,481      3,785      3,715
  Tax benefit from exercise of stock options        8,053     12,814        (61)
  Change in deferred rent                          (1,364)    (1,368)      (598)
  Change in deferred taxes                         43,512   (109,417)   (38,396)
  Non-cash stock compensation                         564     (1,633)     7,371
 Net change in operating assets and liabilities:
  Receivables                                       1,010     (5,940)    (5,226)
  Merchandise inventories                         (32,557)   (35,722)    (7,384)
  Accounts payable                                  1,163     (9,056)   (32,879)
  Accrued interest                                  3,544     (2,649)     1,895
  Other current assets and liabilities              1,718    (11,544)    (2,146)
                                                ---------   --------   --------
     Cash provided by operating activities        390,791    361,589    273,883
                                                ---------   --------   --------
Investing activities:
 Purchases of rental inventory, net              (220,364)  (288,079)  (202,790)
 Purchase of property and equipment, net          (94,123)   (44,254)    (8,802)
 Increase in intangibles and other assets          (2,816)      (785)      (791)
 Proceeds from indenture trustee                  218,531   (218,531)         -
                                                ---------   --------   --------
     Cash used in investing activities            (98,772)  (551,649)  (212,383)
                                                ---------   --------   --------
Financing activities:
 Proceeds from issuance of common stock                 -    120,750          -
 Equity financing costs                                 -     (7,677)         -
 Issuance of subordinated debt                          -    225,000          -
 Repayment of subordinated debt                  (250,000)         -          -
 Borrowings under new term loan                   200,000    150,000          -
 Repayment of prior revolving loan               (107,500)  (240,000)         -
 Decrease in credit facilities                    (55,000)   (42,500)    (5,000)
 Debt financing costs                              (7,453)   (11,966)    (4,656)
 Repayments of capital lease obligations          (10,291)   (13,816)   (17,399)
 Repurchase of common stock                       (26,275)         -          -
 Proceeds from capital lease obligation             1,422          -          -
 Proceeds from exercise of stock options            4,066      4,604      1,097
                                                ---------  ---------   --------
     Cash (used in) provided by
       financing activities                      (251,031)   184,395    (25,958)
                                                ---------  ---------   --------
Increase (decrease) in cash and
 cash equivalents                                  40,988     (5,665)    35,542
Cash and cash equivalents at
 beginning of year                                 33,145     38,810      3,268
                                                ---------  ---------   --------
Cash and cash equivalents at end of year        $  74,133  $  33,145   $ 38,810
                                                =========  =========   ========

Other Cash Flow Information:
 Interest expense paid                          $  36,381   $ 41,415   $ 54,651
 Income taxes paid, net                             4,157      2,613        768

                See notes to Consolidated Financial Statements



                     HOLLYWOOD ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2003, 2002, 2001


1.   SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization and Consolidation

The accompanying financial statements include the accounts of Hollywood Entertainment Corporation and its wholly owned subsidiaries (the "Company"). The Company's only subsidiary during 2003, 2002 and 2001 was Hollywood Management Company.

Nature of the Business

The Company operates a chain of video stores ("Hollywood Video") throughout the United States. The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 2003, 2002 and 2001, the Company operated 1,920 stores in 47 states, 1,831 stores in 47 states and 1,801 stores in 47 states, respectively. In 2003, the Company began reporting operating results for two segments, Hollywood Video, as described above, and Game Crazy, game specialty stores where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A Game Crazy typically occupies an area of approximately 700 to 900 square feet within a Hollywood Video store. As of December 31, 2003, the Company operated 595 Game Crazy stores in 27 states

Use of Estimates in the Preparation of Financial Statements

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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported net income or shareholders' equity.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003. Adoption of the standard did not impact the Company's results of operations, financial position or liquidity in 2003.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding the treatment of early extinguishment of debt as an extraordinary item unless the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt were generally effective for fiscal years beginning after May 15, 2002. In the first quarter of 2003, the Company redeemed its $250 million 10.625% senior subordinated notes due 2004 and retired its prior credit facility due 2004, resulting in a pre-tax charge of $12.5 million that was not considered an extraordinary item. Additionally, in the first quarter of 2002, the Company retired its credit facility in place at that time, resulting in a $3.5 million pre-tax charge that was considered an extraordinary item in the Company's Consolidated Statement of Operations in its Quarterly Report on Form 10-Q for the period ended March 31, 2002. In accordance with SFAS 145, this charge has been reclassified to conform to the presentation of the current period.

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

In November 2002, the FASB's Emerging Issues Task Force reached a consensus on Issue 02-16 (EITF 02-16) addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds.
The Company implemented the provisions of EITF 02-16 on January 1, 2003 to account for payments and credits it receives from its vendors primarily related to co-operative advertising arrangements. Pursuant to the provisions of EITF 02-16, vendor consideration which represents a reimbursement of specific, incremental, identifiable costs is included in operating and selling costs and expenses on the consolidated statements of operations, along with the related costs, in the period the promotion takes place. Any consideration that exceeds such costs is now classified as a reduction of the cost of product purchased, resulting in an increase in net advertising expense and a reduction in inventory cost, thereby reducing cost of revenue when the product is rented or sold. As a result, the change could impact the timing of recognition of these specific considerations. Implementation of EITF 02-16 did not have a material impact on the Company's results of operation, financial position or liquidity in 2003.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Application of this interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this interpretation did not have, and is not expected to have, a material impact on the Company's financial position or results of operations.

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

Revenue generated from subscription sales or similar programs where a customer receives free rentals, reduced rental prices or discounted game prices (MVP cards in Game Crazy) in exchange for an up-front payment is recognized as revenue evenly over the time period the customer receives the benefit. Upon the sale of a subscription or MVP card, a liability is recorded that is amortized to revenue over the applicable time period.

Gift Card and Gift Certificate Liability

Gift card and gift certificate liabilities are recorded at the time of sale. Costs of designing, printing and distributing the cards and certificates, and transactional processing costs, are expensed as incurred. The liability is relieved and revenue is recognized upon redemption of the gift cards or gift certificate for rental or purchase at any Hollywood Video store.

Cost of Rental Product

Cost of rental product includes revenue sharing expense, amortization of DVD and VHS movies, games, capitalized shipping and handling, the book value of previously viewed movies and games, disk repair and the book value of rental inventory loss.

Cost of Merchandise Sales

Cost of merchandise sales is determined using an average costing method for groups with similar product characteristics for Hollywood Video and at an item level for Game Crazy. Cost of merchandise sales includes product shipping and handling and valuation adjustments or markdowns that are necessary to record inventory at the lower of cost or market.

Cash and Cash Equivalents

The Company considers highly liquid investment instruments, with an original maturity of three months or less, to be cash equivalents. The carrying amounts of cash and cash equivalents equals fair value.

Inventories

Merchandise inventories, consisting primarily of video games, new movies for sale, previously viewed movies for sale, concessions, and accessories held for resale, are stated at the lower of cost or market (or, in the case of rental inventory transferred to merchandise inventory at the carrying value thereof at the time of transfer). Used video game inventory includes games accepted as trade-ins from customers. Games are accepted from customers in exchange for in-store credit. At the time of trade-in, the inventory is recorded as well as the corresponding liability for the trade credit. The liability is relieved when the trade credit is redeemed.

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

Long-lived Assets

The Company reviews for impairment of long-lived assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews and monitors its internal management reports for indicators of impairment. The Company considers a trend of unsatisfactory operating results that are not in line with management's expectations to be its primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g., at the store level). The Company deems a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount of the store exceeds its fair value. Fair value is estimated using a discounted future cash flow valuation technique similar to that used by management in making a new investment decision. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges in 2003 or 2002.

Goodwill & Intangible Assets

The Company reviews goodwill and intangible assets on an annual basis or whenever events or circumstances occur indicating that goodwill may be impaired. When the Company is evaluating for possible impairment of goodwill, it compares the present value of future cash flows of its reporting unit, which is defined as the Company's 1,920 video stores, to the goodwill recorded. If this indicates that the goodwill is impaired, the Company would record a charge to the extent that the goodwill balance would be adjusted to that of the present value of future cash flows.

Store Closure Reserves

Reserves for store closures were established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, were expensed along with any leasehold improvements. Store furniture and equipment was either transferred at historical costs to another location or disposed of and written-off.

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

Income Taxes

We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In the fourth quarter of 2000, in light of significant doubt that existed regarding our future income and therefore our ability to use our net operating loss carryforwards, we recorded a $211.2 million valuation allowance on our $211.2 million net deferred tax asset. In 2001 and 2002, as a result of our operating performance for each year, as well as anticipated future operating performance, we determined that it was more likely than not that certain future tax benefits would be realized. We therefore reversed $63.4 million and $147.8 million of this valuation allowance in 2001 and 2002, respectively, which resulted in an increase in net income and a corresponding increase/decrease in our shareholders' equity/deficit. While changes in the valuation allowance have no effect on the amount of income tax we pay or on our cash flows, the effects on our reported income and shareholders' equity may be viewed by some investors and potential lenders as significant. Due to the numerous variables associated with our judgments, assumptions and estimates relating to the valuation of our deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly

Deferred Rent

Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amount charged to expense and the rent paid as deferred rent and is included in other liabilities.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", the Company has disclosed the fair value, related carrying value and method for determining the fair value for the following financial instruments in the accompanying notes as referenced: cash and cash equivalents (see above), accounts receivable (see Note 2), and long-term obligations (see
Note 13).

The Company's receivables do not represent significant concentrations of credit risk at December 31, 2003, due to the wide variety of customers, markets and geographic areas to which the Company's products are rented and sold.

Accounting for Stock Based Compensation

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

                                       Year Ended December 31,
                                    ----------------------------
                                      2003      2002      2001
                                    --------  --------  --------
Net income as reported              $ 82,272  $241,845  $100,416
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                 339       596     2,378
Deduct: Total stock- based
  Employee compensation expense
  under fair value based method
  for all awards, net tax             (8,295)   (7,941)   (4,180)
                                    --------  --------  --------
Pro forma net income                 $74,316  $234,500  $ 98,614
                                    ========  ========  ========
Earnings per share:
  Basic--as reported                $   1.36  $   4.23  $   2.05
  Basic--pro forma                      1.23      4.10      2.01
  Diluted--as reported                  1.28      3.88      1.90
  Diluted--pro forma                    1.19      3.87      1.93



Comprehensive Income

Comprehensive income is equal to net income for all periods presented.

Advertising

The Company receives cooperative reimbursements from vendors as eligible expenditures are incurred relative to the promotion of rental and sales product. Advertising costs, net of these reimbursements, are expensed as incurred. Advertising expense was $16.2 million, $4.5 million and $5.1 million for 2003, 2002 and 2001, respectively. The increase in 2003 was related to an increase in advertising for Game Crazy and the adoption of EITF 02-16 that reclassified certain credits from concession vendors to cost of merchandise revenue.


2.   RECEIVABLES

Accounts receivable as of December 31, 2003 and 2002 consists of (in thousands):

                                         ----------------------
                                             2003        2002
                                         ----------   ---------
      Construction receivables           $    4,826   $   2,079
      Additional rental fees, net            19,970      18,450
      Marketing                               8,468      14,399
      Due from employees                        244         533
      Licensee receivables                    1,509         631
      Other                                     785       1,360
                                         ----------   ---------
                                             35,802      37,452

      Allowance for doubtful accounts        (1,815)     (2,456)

                                         ----------   ---------
                                         $   33,987   $  34,996
                                         ==========   =========

The carrying amount of accounts receivable approximates fair value because of the short maturity of those receivables. The allowance for doubtful accounts is primarily for marketing.


3.   RENTAL INVENTORY

Rental inventory as of December 31, 2003 and 2002 consists of (in thousands):

                                         -------------------------
                                             2003           2002
                                         ----------     ----------
   Rental inventory                      $  773,953     $  722,582
   Less accumulated amortization           (505,205)      (462,392)
                                         ----------     ----------
                                         $  268,748     $  260,190
                                         ==========     ==========
   Number of stores                           1,920          1,831
   Inventory/store                              140            142

Amortization expense related to rental inventory was $211.8 million, $218.9 million and $180.2 million in 2003, 2002 and 2001, respectively, and is included in cost of rental product. As rental inventory is transferred to merchandise inventory and sold as previously-viewed product, the applicable cost and accumulated amortization are eliminated from the accounts, determined on a first-in-first-out ("FIFO") basis applied in the aggregate to monthly purchases.


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


6.   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 consists of (in thousands):

                                              ---------------------
                                                 2003        2002
                                              ---------  ----------
        Fixtures and equipment                $ 232,379  $  187,300
        Leasehold improvements                  465,874     380,047
        Equipment under capital lease             4,644      15,784
        Leasehold improvements under
         capital lease                            6,725      37,112
                                              ---------  ----------
                                                709,622     620,243
        Less accumulated depreciation
         and amortization                      (420,765)   (364,746)
                                              ---------  ----------
                                              $ 288,857  $  255,497
                                              =========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $6.4 million and $24.4 million at December 31, 2003 and 2002, respectively. Depreciation expense related to property, plant and equipment was $56.7 million, $59.3 million and $61.9 million in 2003, 2002 and 2001, respectively.


7.  STORE CLOSURE RESTRUCTURING

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

Revenue for the stores subject to the store Restructuring Plan was $6.0 million, $6.3 million, $13.8 million and $15.5 million in 2003, 2002, 2001 and 2000, respectively. Operating results (defined as income or loss before interest expense and income taxes) was $0.3 million loss, $0.9 million loss, $2.5 million loss and $1.8 million loss in 2003, 2002, 2001 and 2000, respectively. The operating results for the stores in the closure plan were included in the Consolidated Statement of Operations.

During the twelve months ended December 31, 2001, we closed 12 of the stores included in the plan and incurred $329,867 in expenses related to the closures and received $450,000 to exit one of the leases. During the twelve months ended December 31, 2002, we closed one store included in the plan and incurred $90,000 in closure expenses.

In December of 2001, 2002 and 2003, we amended the Restructuring Plan and removed 16 stores, 2 stores and 9 stores from the closure list, respectively. In accordance with the amended plans, and updated estimates on closing costs, we reversed $3.8 million, $0.8 million and $2.1 of the original $16.9 million charge, leaving a $3.7 million, $2.8 million and $0.7 million accrual balance at December 31, 2001, 2002 and 2003, respectively, for store closing costs. At December 31, 2003, 3 stores remained to be closed under the Restructuring Plan, one of which closed in January 2004.


8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill was $66.7 as of December 31, 2003 and $64.9 million as of December 31, 2002 and 2001 and represents the excess of cost over the fair value of net assets purchased net of impairment charges and accumulated amortization recorded prior to the adoption of FAS 142.

The increase in Goodwill was the result of six stores acquired in four separate transactions during the year ended December 31, 2003. The aggregate purchase price was $2.0 million, of which, $1.7 million was allocated to Goodwill. The remaining purchase price represented the fair market value of the assets acquired that were allocated to store inventory and leasehold improvements.

In July 2001, the FASB issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16 and eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS 142, goodwill and non-amortizing intangible assets shall be adjusted whenever events or circumstances occur indicating that goodwill has been impaired. The Company has completed its impairment testing of the valuation of its goodwill and has determined that there is no impairment. SFAS 141 and 142 were effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet criteria for recognition under SFAS 141 were reclassified to goodwill. The Company adopted SFAS 142 on January 1, 2002, the beginning of fiscal 2002.

The components of intangible assets are as follows (in thousands):

                      December 31,                 December 31,
                         2002         Additions        2003
                      ------------    ---------    ------------
Goodwill              $    64,934     $   1,744    $     66,678
Trade-name rights           5,345           879           6,224
                      ------------    ---------    ------------
                      $    70,279     $   2,623    $     72,902
                      ============    =========    ============



The following table summarizes the pro forma impact of excluding amortization of intangible assets for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

                                              Year Ended December 31,
                                          --------  --------  ---------
                                            2003      2002       2001
                                          --------  --------  ---------
Net income, as reported                   $ 82,272  $241,845  $ 100,416
 Add back: Amortization of
  intangible assets, net of tax                  -         -      3,116
                                          --------  --------  ---------
Pro forma net income                      $ 82,272  $241,845  $ 103,532
                                          ========  ========  =========

Basic net income per share:
 As reported                              $   1.36  $   4.23  $    2.05
 Pro forma net income per share           $   1.36  $   4.23  $    2.11

Diluted net income per share:
 As reported                              $   1.28  $   3.88  $    1.90
 Pro forma net income per share           $   1.28  $   3.88  $    1.96


9. REEL.COM DISCONTINUED E-COMMERCE OPERATIONS

On June 12, 2000, the Company announced that it would close down the e-commerce business of Reel.com. Although the Company had developed a leading web-site over the seven quarters after Reel.com was purchased in October of 1998, Reel.com's business model of rapid customer acquisition led to large operating losses and required significant cash funding. Due to market conditions, the Company was unable to obtain outside financing for Reel.com, and could not justify continued funding from its video store cash flow. As a result of the discontinuation of Reel.com's e-commerce operations, the Company recorded a total charge of $69.3 million in the second quarter of 2000, of which $27.3 million was accrued liabilities for contractual obligations, lease commitments, anticipated legal claims, legal fees, financial consulting, and other professional services incurred as a direct result of the closure of Reel.com. The accrual was reduced by $1.6 million, $3.3 million and $12.4 million in 2000, 2001 and 2002, respectively, because the Company was able to negotiate termination of certain obligations and lease commitments more favorably than originally anticipated. The Company has paid for all accrued liabilities, net of reductions, and does not anticipate further adjustments.


10.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes accrued revenue sharing (amounts accrued pursuant to revenue sharing arrangements in which the Company had not yet received an invoice). Accrued revenue sharing was $23.6 million and $15.9 million at December 31, 2003, and 2002, respectively.

Accrued liabilities as of December 31, 2003 and 2002 consist of
(in thousands):
                                         ----------------------
                                            2003         2002
                                         ----------   ---------

      Payroll and benefits               $   26,456   $  24,136
      Property taxes and common
       area maintenance                      11,045       9,313
      Gift cards and discount cards          22,908      15,672
      Marketing                               5,709       5,815
      Store closures and lease
       terminations                           1,127       4,453
      Property, plant and equipment           5,050      10,531
      Accrued insurance                       5,425       3,332
      Accrued sales tax                      13,320      11,433
      Other operating and general
       administration                        26,827      23,747
                                         ----------   ---------
                                         $  117,867   $ 108,432
                                         ==========   =========


11.   EMPLOYEE BENEFIT PLANS

The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual claims in excess of $125,000. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. Adjustments, if any, to recorded estimates of the Company's potential claims liability will be reflected in results of operations for the period in which such adjustments are determined to be appropriate on the basis of actual payment experience or other changes in circumstances.

The Company has a 401(k) plan in which eligible employees may elect to contribute up to 20% of their earnings. Eligible employees are at least 21 years of age, have completed at least one year of service and work at least 1,000 hours in a year. The Company matched 25% of the employee's first 6% of contributions until June 30, 2003, when the company elected to end the match.

Beginning in April 2000, the Company offered a deferred compensation plan to certain key employees designated by the Company. The plan allows for the deferral and investment of current compensation on a pre-tax basis. The Company has accrued $247,923 and $140,660 related to this plan at December 31, 2003 and 2002, respectively.

Beginning in January 2002, the Company offered a 401(k) supplemental plan that allowed our highly compensated employees the ability to receive the full 25% employer match on the first 6% of contributions (through June 30, 2003 when the company elected to end the match) that were not available to them under the Company's 401(k) plan. The plan allows for the deferral and investment of current compensation on a pre-tax basis. The Company has accrued approximately $738,326 and $373,829 related to this plan at December 31, 2003 and 2002, respectively.


12. RELATED PARTY TRANSACTIONS

On January 25, 2001, the Compensation Committee of the Board of Directors of the Company unanimously approved an employment agreement between the Company and Mark J. Wattles as President and Chief Executive Officer. Pursuant to the terms of the agreement, on January 25, 2001, Mr. Wattles received a grant of $3.28 million in common stock (3 million shares).

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles' employment agreement in January 2001. These stores are operated by Boards and are not included in the 1,920 stores operated by the Company. Mark Wattles, the Company's Founder, Chief Executive Officer and President, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2.0% of revenue and also purchases products and services from the Company at the Company's cost. From July 2001 through December 31, 2003, Boards has incurred license fees and royalties, and purchased products and services from the Company totaling $16.0 million, of which, $14.5 million has been paid as of December 31, 2003. Boards is in compliance with the 30 day payment terms under the arrangement. The outstanding balance of $1.5 million due the Company is related to current activity. In the twelve months ended December 31, 2003, Boards incurred charges of $11.0 million and made $10.2 million in payments. As of December 31, 2003, Boards operated 20 stores.


13.  LONG-TERM OBLIGATIONS AND LIQUIDITY

The Company had the following long-term obligations as of December 31, 2003 and 2002 (in thousands):

                                                      December 31,
                                              -----------    ----------
                                                 2003            2002
                                              -----------    ----------
Borrowings under credit facilities            $   145,000    $  107,500
Senior subordinated notes due 2011 (1)            225,000       225,000
Senior subordinated notes due 2004 (2)                  -       250,000
Obligations under capital leases                    1,316        10,178
                                              -----------    ----------
                                                  371,316       592,678
Current portions:
   Credit facilities                                    -        17,500
   Capital leases                                     647        10,178
                                              -----------    ----------
                                                      647        27,678
   Subordinated notes to be retired
   with cash held by trustee                            -       203,932

Total long-term obligations
 net of current portion and notes to          -----------    ----------
 be retired with cash held by trustee         $   370,669    $  361,068
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

The senior subordinated notes due 2011 are redeemable, at the option of the Company, beginning in March 15, 2007, at rates starting at 104.8% of principal amount reduced annually through March 15, 2009, at which time they become redeemable at 100% of the principal amount. The terms of the notes may restrict, among other things, payment of dividends and other distributions, investments, the repurchase of capital stock or subordinated indebtedness, the making of certain other restricted payments, the incurrence of additional indebtedness or liens by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the notes will have the right to require the Company to repurchase such holder's notes at 101% of principal amount thereof. At December 31, 2003, the company was in compliance with the restrictions, and other terms of the notes.

On January 16, 2003, the Company completed the closing of new senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The new facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. The Company used the net proceeds from the transaction to repay amounts outstanding under the Company's existing credit facilities which were due in 2004, redeem the remaining $46.1 million outstanding principal amount of the Company's 10.625% senior subordinated notes due 2004 and for general corporate purposes. The Company completed the redemption of the 10.625% senior subordinated notes on February 18, 2003. The Company has prepaid $75 million of the term loan facility principal payments due through 2006, including a $20 million payment made on January 5, 2004.

Revolving credit loans under the new facility bear interest, at the Company's option, at an applicable margin over the bank's base rate loan or the LIBOR rate. The initial margin over LIBOR was 3.5% for the term loan facility and will step down if certain performance targets are met. The credit facility contains financial covenants (determined in each case on the basis of the definitions and other provisions set forth in such credit agreement), some of which may become more restrictive over time, that include a (1) maximum debt to adjusted EBITDA test, (2) minimum interest coverage test, and (3) minimum fixed charge coverage test. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement. At December 31, 2003, the Company was in compliance with all covenants contained within the agreement.


Maturities on long-term obligations at December 31, 2003 for the next five years is as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2004                         -             -          647         647
2005                         -             -          454         454
2006                         -        20,000(1)       215      20,215
2007                         -        20,000            -      20,000
2008                         -       105,000            -     105,000
Thereafter             225,000             -            -     225,000
                   -----------    ----------    ---------   ---------
                    $  225,000    $  145,000    $   1,316   $ 371,316
                   -----------    ----------    ---------   ---------

(1) Paid on January 5, 2004.

The fair value of the 9.625% senior subordinated notes due 2011 was $243.6 million and $229.5 million as of December 31, 2003 and 2002, respectively, based on quoted market prices. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of December 31, 2003 and 2002.

As of December 31, 2003, the Company had $5.1 million of outstanding letters of credit issued upon the revolving credit facility.


14.  OFF BALANCE SHEET ARRANGEMENTS

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. The Company's stores generally have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $225.0 million, $213.2 million and $212.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $46.2 million, $42.1 million and $40.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the future minimum annual rental commitments under non-cancelable operating leases were as follows (in thousands):

               ------------------------------
               Year Ending         Operating
               December 31,         Leases
               ------------------------------
               2004                $237,821
               2005                 228,986
               2006                 209,071
               2007                 178,674
               2008                 139,845
               Thereafter           361,134


15.  INCOME TAXES

The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2003, 2002 and 2001 consists of (in thousands):


                                      ------------------------------
                                         2003 	    2002      2001
                                      ----------  --------  --------
        Current:
         Federal                      $   2,265   $ (3,507) $    312
         State                            1,018      2,107       816
                                      ---------   --------  --------
         Total current provision
           (benefit)                      3,283     (1,400)     1,128

        Deferred:
         Federal                         42,785    (82,243)  (30,852)
         State                            8,780    (14,466)   (7,544)
                                      ---------   --------  --------
         Total deferred liability
           (benefit)                     51,565    (96,709)  (38,396)
                                      ---------   --------  --------
         Total provision (benefit)    $  54,848   $(98,109) $(37,268)
                                      =========   ========  ========

The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. These taxes are included in the current provision for state and local income taxes. Certain acquisitions in 1995 and the Reel.com acquisition in 1998 yielded non-deductible goodwill which is reflected in the tax rate reconciliation below. The tax impact of purchase accounting adjustments is reflected in deferred taxes. The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income from continuing operations before income taxes for the three years ended December 31 is analyzed below:


                                               --------------------------
                                                 2003      2002     2001
                                               --------  -------  -------
       Statutory federal rate
        provision                                 35.0%    34.0%    34.0%
       State income taxes, net of
        federal income tax benefit                 4.6      3.9      4.4
       Amortization of non-deductible
        Goodwill                                     -        -      0.1
       Net non-deductible expenses                 0.5      0.4      3.8
       Federal credits & adjustments               1.4     (0.6)    (1.2)
       Decrease in valuation allowance               -   (103.4)  (100.5)
	 Change in Deferred Tax Rate		        (2.6)       -        -
       Other, net                                  1.1        -      0.4
                                               --------  -------  -------
                                                  40.0%  (65.7%)  (59.0%)
                                               ========  =======  =======

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities from continuing operations at December 31 are as follows (in thousands):

                                                ----------------------
                                                    2003        2002
                                                ----------   ---------
      Deferred tax assets:
       Tax loss carryforward                      $117,953    $102,131
       Deferred rent                                 6,319       7,027
       Accrued liabilities and reserves             11,300      14,081
       Tax credit carryforward                       6,820       6,623
       Restructure charges                           2,604       3,526
       Inventory valuation                          23,957      35,038
       Amortization                                  1,474       5,944
                                                ----------   ---------
       Total deferred tax assets                   170,427     174,370


      Deferred tax liabilities:
       Depreciation and amortization               (62,638)    (22,648)
       Capitalized and financing leases             (3,487)     (3,909)
                                                ----------   ---------
      Total deferred tax liabilities               (66,125)    (26,557)
                                                ----------   ---------
      Net deferred tax asset                      $104,302    $147,813
                                                ==========   =========

The Company believes that it is more likely than not that certain future tax benefits will be realized as a result of current and anticipated future income. Accordingly, the valuation allowance was reduced by $147.8 million in 2002 to reflect anticipated net deferred tax asset utilization. As of December 31, 2003, the Company had approximately $304.3 million of net operating loss carryforwards available to reduce future income taxes. The carryforward periods expire in years 2019 through 2021. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of $3.0 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date. The Company has federal and state tax credit carryforwards of $3.8 million which are available to reduce future taxes. The carryforward periods expire in years 2018 through 2023, or have no expiration date.

The Company realized a tax benefit in the amount of $8.1 million and $12.8 in 2003 and 2002, respectively, as a result of the exercise of employee stock options. For financial reporting purposes, the impact of this tax benefit is credited directly to shareholders' equity.


16.  SHAREHOLDERS' EQUITY

Preferred Stock

At December 31, 2003, the Company was authorized to issue 25,000,000 shares of preferred stock in one or more series. With the exception of 3,119,737 shares which have been designated as "Series A Redeemable Preferred Stock" but have not been issued, the Board of Directors has authority to designate the preferences, special rights, limitations or restrictions of such shares.

Common Stock

During the third and fourth quarters of 2003, the Company repurchased a total of 1,746,173 shares of its common stock for an aggregate purchase price of $26.3 million.

On March 11, 2002, the Company completed a public offering of 8,050,000 shares of its common stock.


17.   STOCK OPTION PLANS

In general, the Company's stock option plans provide for the granting of options to purchase Company shares at a fixed price. It has been the Company's Board of Directors general policy to set the price at the market price of such shares as of the option grant date. The options generally have a nine year term and become exercisable on a pro rata basis over the first three years or at such other periods as determined by the Board. The Company adopted stock option plans in 1993, 1997 and 2001 providing for the granting of non-qualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees up to an aggregate of 21,000,000 shares of common stock. The Company granted non-qualified stock options pursuant to the 1993, 1997 and 2001 Plans totaling 1,485,667, 3,311,368, and 11,063,683 in 2003, 2002 and
2001, respectively. The Company cancelled 1.3 million, 2.2 million, and 4.0 million of stock options in 2003, 2002 and 2001, respectively.

The Company has elected to follow APB Opinion 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized upon the date of grant. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:

                                    -----------------------------
                                        2003    2002     2001
                                    -----------------------------
      Risk free interest rate           2.33%	2.17%    3.87%
      Expected dividend yield         	0%      0%       0%
      Expected lives                   5 years	4 years  3 years
      Expected volatility               96.9%	 108%     100%

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

Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during 2003, 2002 and 2001 was $10.70, $10.03, and $1.55 per share subject to the option, respectively.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                       Year Ended December 31,
                                    ----------------------------
                                      2003      2002      2001
                                    --------  --------  --------
Net income as reported              $ 82,272  $241,845  $100,416
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                 339       596     2,378
Deduct: Total stock- based
  employee compensation expense
  under fair value based method
  for all awards, net of tax          (8,295)   (7,941)   (4,180)
                                    --------  --------  --------
Pro forma net income                 $74,316  $234,500  $ 98,614
                                    ========  ========  ========
Earnings per Share:
  Basic--as reported                $   1.36  $   4.23  $   2.05
  Basic--pro forma                      1.23      4.10      2.01
  Diluted--as reported                  1.28      3.88      1.90
  Diluted--pro forma                    1.19      3.87      1.93


A summary of the Company's stock option activity and related information for 2003, 2002 and 2001 is as follows (in thousands, except per share amounts):

                                                    Weighted
                                                     Average
                                                    Exercise
                                           Shares     Price
                                          --------  --------
 	Outstanding as December 31, 2000       5,422      9.45
        Granted                             11,064      2.05
        Exercised                             (181)     6.24
        Cancelled                           (3,951)     7.39
                                          --------  --------
      Outstanding as December 31, 2001      12,354      3.52
        Granted                              3,311     13.47
        Exercised                           (2,318)     2.39
        Cancelled                           (2,199)     7.32
                                          --------  --------
      Outstanding as December 31, 2002      11,148  $   5.96
        Granted                              1,486     14.73
        Exercised                           (1,616)     2.96
        Cancelled                           (1,287)     8.35
                                          --------  --------
      Outstanding as December 31, 2003       9,731      7.48
                                          ========  ========

The 1.5 million options granted in 2003 were granted with an exercise price equal to market value.

A summary of options outstanding and exercisable at December 31, 2003 is as follows (in thousands, except per share amounts):

                    ------------------------------   -------------------
                        Options Outstanding          Options Exercisable
                    ------------------------------   -------------------
                              Weighted
                               Average    Weighted              Weighted
                             Remaining     Average               Average
   Range of                       Life    Exercise              Exercise
Exercise Prices    Options   (in years)      Price   Options       Price
----------------   -------   ---------    --------   -------    --------
$ 1.000 - $1.090     4,371        6.24    $   1.09     2,440    $   1.09
  1.094 -  1.563       549        6.21        1.47       187        1.31
  2.040 - 12.000     1,878        6.95       11.17       147        8.79
 12.010 - 20.390     2,933        6.66       15.78       853       17.55
                    ------   ---------    --------   -------    --------
                     9,731        6.50    $   7.48     3,627    $   5.32
                    ======   =========    ========   =======    ========


In the first quarter of 2000, the Company granted stock options to approximately fifty key employees. The grants were for the same number of shares issued to these employees prior to January 1, 2000. In the third quarter of 2000, the Company cancelled the stock options that were issued prior to January 1, 2000 for the fifty employees. The grant and cancellation of the same number of options for these employees resulted in variable accounting treatment for the related options for 850,000 shares of the Company's common stock. Variable accounting treatment resulted in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. In 2002, the variable options were canceled and the Company reversed expense that was recognized in 2001 on the canceled options. Options subject to variable accounting outstanding at December 31, 2003, 2002 and 2001 were 0, 0 and 482,750, respectively. The Company reversed compensation expense in 2002 of $2.6 million relating to the variable stock options compared to compensation expense of $2.7 million in 2001.

The Company recorded compensation expense related to certain stock options issued below the fair market value of the related stock in the amount of $0.6 million, $1.0 million and $1.4 million for the year ended December 31, 2003, 2002 and 2001, respectively.


18.  EARNINGS PER SHARE

A reconciliation of the basic and diluted per share computations for 2003, 2002 and 2001 is as follows (in thousands, except per share data):

                                      ----------------------------------
                                                     2003
                                      ----------------------------------
                                                    Weighted      Per
                                                     Average     Share
                                        Income       Shares      Amount
                                      ----------   ---------   ---------
Income per common share               $   82,272      60,439   $    1.36

Effect of dilutive securities:
 Stock options                                 -       3,741        (.08)
                                      ----------   ---------   ---------
Income per share assuming dilution    $   82,272      64,180   $    1.28
                                      ==========   =========   =========

                                      ----------------------------------
                                                     2002
                                      ----------------------------------
                                                    Weighted      Per
                                                     Average     Share
                                         Income      Shares      Amount
                                      ----------   ---------   ---------
Income per common share               $  241,845      57,202   $    4.23

Effect of dilutive securities:
 Stock options                                 -       5,188       (0.35)
                                      ----------   ---------   ---------
Income per share assuming dilution    $  241,845   $  62,390        3.88
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
                                      ==========   =========   =========

Shares subject to antidilutive stock options excluded from the calculation of diluted income in 2003, 2002, and 2001 were 1.3 million, 0.8 million and 3.0 million, respectively.


19.  COMMITMENTS AND CONTINGENCIES

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

The Company has been named in several purported class action lawsuits alleging various causes of action, including claims regarding the Company's membership application and additional rental period charges. The Company has vigorously defended these actions and maintains that the terms of our additional rental charge policy are fair and legal. The Company has been successful in obtaining dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. The Company believes it has provided adequate reserves in connection with these lawsuits.

The Company has been under examination by the Internal Revenue Service (IRS) for the tax years 1994 through 1997. In connection with those examinations, the IRS proposed adjustments for tax years 1994 through 1997, which the Company did not agree with at the exam or appeals level. In April 2001, the IRS issued a Notice of Deficiency (the Notice) for tax years 1994 through 1997 with respect to various issues. In July 2001, the Company filed a petition in United States Tax Court requesting a re-determination of the proposed deficiency. In April 2003, the parties reached a settlement agreement related to the various issues and the Company established a deferred tax asset in the amount of $3.1 million. The settlement did not impact the Company's provision for income taxes in 2003.

The Company has been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for these various contingencies and that the outcome of these matters should not have a material adverse effect on the Company's consolidated results of operations, financial condition or liquidity.


20. SEGMENT REPORTING

The Company's management regularly evaluates the performance of two segments, Hollywood Video and Game Crazy, in its assessment of performance and in deciding how to allocate resources. Hollywood Video represents the Company's 1,920 video stores excluding the operations of Game Crazy. Game Crazy represents 595 in-store departments that allows game enthusiasts to buy, sell, and trade used and new video game hardware, software and accessories. The Company measures segment profit as operating income (loss), which is defined as income (loss) before interest expense and income taxes. Information on segments and reconciliation to operating income (loss) are as follows (in thousands):

                                 Year Ended December 31, 2003
                              -----------------------------------
                               Hollywood     Game
                                 Video       Crazy        Total
                              ----------  -----------  ----------
Revenues                      $1,502,416  $   180,132  $1,682,548
Depreciation                      56,699        4,063      60,762
Income (loss) from operations    205,080      (19,986)    185,094
Total assets                     888,030      109,427     997,457
Purchases of property and
  equipment                       65,769       28,354      94,123


Game Crazy's loss from operations includes an overhead allocation of 1% of Game Crazy revenue for information support services, treasury and accounting functions, and other general and administrative services. Game Crazy revenue for 2002 was $56.7 million. Information regarding Game Crazy's results of operations, total assets and purchases of property and equipment as reported above for 2003 is not available for prior periods due to Game Crazy's smaller scale prior to 2003 when costs were not segregated and captured.


21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows (in thousands, except per share data):

                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2003                            ---------  ---------  ---------  ---------
-------------------------
 Total revenue                  $ 417,592  $ 389,443  $ 401,958  $ 473,555
 Gross profit                     261,900    240,818    250,645    264,553
 Income from
  operations                       55,036     39,871     41,985     48,201

 Net income                        19,578     19,178     20,469     23,046
 Net income
  per share:
     Basic                           0.33       0.32       0.34       0.38
     Diluted                         0.31       0.30       0.32       0.36


                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2002                            ---------  ---------  ---------  ---------
-------------------------
 Total revenue                  $ 363,648  $ 345,261  $ 369,022  $ 412,135
 Gross profit                     223,009    216,810    228,425    248,293
 Income from
  operations                       40,935     51,818     41,984     54,590

 Net income                        26,443     41,456     31,945    142,001
 Net income
  per share:
     Basic                           0.51       0.71       0.54       2.39
     Diluted                         0.46       0.64       0.50       2.21


                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2001                            ---------  ---------  ---------  ---------
-------------------------
 Total revenue                  $ 342,245  $ 325,072  $ 344,914  $ 367,272
 Gross profit                     197,804    197,239    211,605    228,378
 Income from
  Operations                       18,432     20,441     30,310     50,094
 Net income                         3,526      6,785     15,374     74,731
 Net income
  per share:
     Basic                           0.07       0.14       0.31       1.51
     Diluted                         0.07       0.13       0.28       1.35



22. CONSOLIDATING FINANCIAL STATEMENTS

Hollywood Entertainment Corporation (HEC) had only one wholly owned subsidiary as of December 31, 2003, Hollywood Management Company (HMC). HMC is a guarantor of certain indebtedness of HEC, including the obligations under the new credit facilities and the 9.625% senior subordinated notes due 2011. Prior to June 2000, HEC had a wholly owned subsidiary, Reel.com (Reel), that was merged with and into HEC in June 2000. The consolidating condensed financial statements below present the results of operations and financial position of the subsidiaries of the Company.

Consolidating Condensed Balance Sheet
December 31, 2003
(in thousands)

                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,259  $   71,874  $        -  $   74,133
Cash held by trustee for
 Refinancing                                    -                       -
Accounts receivable, net       24,796     461,250    (452,059)     33,987
Merchandise inventories       129,864           -           -     129,864
Prepaid expenses and other
 current assets                10,041       3,192           -      13,233
Total current assets          166,960     536,316    (452,059)    251,217
Rental inventory, net         268,748           -           -     268,748
Property & equipment, net     265,257      23,600           -     288,857
Goodwill, net                  66,678           -           -      66,678
Deferred income tax asset     104,302           -           -     104,302
Other assets, net              14,469       7,194      (4,008)     17,655
Total assets               $  886,414  $  567,110  $ (456,067) $  997,457

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $      647  $        -  $        -  $      647
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)          -           -           -           -
Accounts payable              452,059     159,586    (452,059)    159,586
Accrued expenses               22,907      94,960           -     117,867
Accrued interest                    -       6,467           -       6,467
Income taxes payable                -         284           -         284
Total current liabilities     475,613     261,297    (452,059)    284,851
Long-term obligations, less
 current portion              370,669           -           -     370,669
Other liabilities              16,108           -           -      16,108
Total liabilities             862,390     261,297    (452,059)    671,628
Common stock                  489,247       4,008      (4,008)    489,247
Unearned compensation            (133)          -           -        (133)
Retained earnings
 (accumulated deficit)       (465,090)    301,805           -    (163,285)
Total shareholders' equity
 equity (deficit)              24,024     305,813      (4,008)    325,829
Total liabilities and
 shareholders equity
 (deficit)                 $  886,414  $  567,110  $ (456,067) $  997,457


Consolidating Condensed Balance Sheet
December 31, 2002
(in thousands)

                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,045  $   31,100  $        -  $   33,145
Cash held by trustee for
 Refinancing                        -     218,531           -     218,531
Accounts receivable, net       20,529     218,517    (204,050)     34,996
Merchandise inventories        97,307           -           -      97,307
Prepaid expenses and other
 current assets                11,995       2,777           -      14,772
Total current assets          131,876     470,925    (204,050)    398,751
Rental inventory, net         260,190           -           -     260,190
Property & equipment, net     234,964      20,533           -     255,497
Goodwill, net                  64,934           -           -      64,934
Deferred income tax asset     147,813           -           -     147,813
Other assets, net              17,361       5,838      (4,008)     19,191
Total assets               $  857,138  $  497,296  $ (208,058) $1,146,376

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $   27,678  $        -  $        -  $   27,678
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)    203,940       8,140           -     212,080
Accounts payable              204,050     158,423    (204,050)    158,423
Accrued expenses               16,852      91,580           -     108,432
Accrued interest                    -       2,923           -       2,923
Income taxes payable                -       1,151           -       1,151
Total current liabilities     452,520     262,217    (204,050)    510,687
Long-term obligations, less
 current portion              361,068           -           -     361,068
Other liabilities              17,472           -           -      17,472
Total liabilities             831,060     262,217    (204,050)    889,227
Common stock                  503,403       4,008      (4,008)    503,403
Unearned compensation            (697)          -           -        (697)
Retained earnings
 (accumulated deficit)       (476,628)    231,071           -    (245,557)
Total shareholders' equity
 equity (deficit)              26,078     235,079      (4,008)    257,149
Total liabilities and
 shareholders equity
 (deficit)                 $  857,138  $  497,296  $ (208,058) $1,146,376



Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2003
(in thousands)

                           ---------  ---------    ---------  ---------
                              HEC        HMC        Elimin-    Consol-
                                                    ations     idated
                           ---------  ---------    ---------  ---------
Revenue                   $1,685,424  $ 151,186    $(154,062)$1,682,548
Cost of revenue              664,632          -            -    664,632
Gross profit               1,020,792    151,186     (154,062) 1,017,916

Operating costs & expenses:
 Operating and selling       700,477     23,659            -    724,136
 General & administrative    211,914     48,172     (154,062)   106,024
Store opening expenses         4,768          -            -      4,768
Restructuring charges:
 Closure of Internet
 business                          -          -            -          -
 Store closures               (2,106)         -            -     (2,106)
Income from
  operations                 105,739     79,355            -    185,094

Interest income                   -      38,818       (38,059)      759
Interest expense             (74,325)         -        38,059   (36,266)
Early debt retirement        (12,467)         -             -   (12,467)
Income before
  income taxes                18,947    118,173            -    137,120
(Provision for) income
  taxes                       (7,409)   (47,439)           -    (54,848)
Net income                 $  11,538  $  70,734            - $   82,272



Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2002
(in thousands)

                           ---------  ---------    ---------  ---------
                              HEC        HMC        Elimin-    Consol-
                                                    ations     idated
                           ---------  ---------    ---------  ---------
Revenue                   $1,492,941  $ 156,057    $(158,932)$1,490,066
Cost of revenue              573,529          -            -    573,529
Gross profit                 919,412    156,057     (158,932)   916,537

Operating costs & expenses:
 Operating and selling       637,739     10,034            -    647,773
 General & administrative    199,254     49,280     (158,932)    89,602
Store opening expenses         3,093          -            -      3,093
Restructuring charges:
 Closure of Internet
 business                    (12,430)         -            -    (12,430)
 Store closures                 (828)         -            -       (828)
Income from
  operations                  92,584     96,743            -    189,327

Interest income                   -      31,619       (31,125)      494
Interest expense             (73,676)         -        31,125   (42,551)
Early debt retirement         (3,534)         -                  (3,534)
Income before
  income taxes                15,374    128,362            -    143,736
(Provision for) income
  taxes                      146,577    (48,468)           -     98,109
Net income                 $ 161,951  $  79,894            - $  241,845



Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2001
(in thousands)

                          ---------  ---------    ---------  ---------
                             HEC        HMC        Elimin-    Consol-
                                                   ations     idated
                          ---------  ---------    ---------  ---------
Revenue                  $1,382,378  $ 154,075    $(156,950)$1,379,503
Cost of revenue             544,477          -            -    544,477
Gross profit                837,901    154,075     (156,950)   835,026

Operating costs & expenses:
 Operating and selling      610,274     11,069            -    621,343
 General & administrative   204,563     48,769     (156,950)    96,382
Restructuring charges:
 Closure of Internet
  business                   (3,256)         -            -     (3,256)
 Store closures              (3,778)         -            -     (3,778)
Amortization of intangibles   4,683        375            -      5,058
Income from
  operations                 25,415     93,862            -    119,277

Interest income                   -     35,438      (35,021)       417
Interest expense            (91,567)         -       35,021    (56,546)
Income(loss) before
  income taxes              (66,152)   129,300            -     63,148
(Provision for) income
  taxes                      85,109    (47,841)           -     37,268
Net income               $   18,957  $  81,459    $       - $  100,416


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2003
(in thousands)

                           ----------  ----------   ----------
                               HEC        HMC        Consol-
                                                     idated
                           ----------  ----------   ----------
Operating activities:
 Net income                $   11,539  $   70,733   $   82,272
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
Depreciation &
  amortization                275,404       7,472      282,876
Tax benefit from exercise
  of stock options              8,053           -        8,053
 Change in deferred rent       (1,364)          -       (1,364)
 Change in deferred income
  taxes                        43,512           -       43,512
Non-cash stock
  compensation                    564           -          564
Net change in operating
  assets & liabilities        218,729    (243,851)     (25,122)
Cash provided by operating
  activities                  556,437    (165,646)     390,791

Investing activities:
 Purchases of rental
  inventory, net             (220,364)          -     (220,364)
 Purchase of property &
  equipment, net              (82,909)    (11,214)     (94,123)
Increase in intangibles
  & other assets               (1,917)       (899)      (2,816)
Refinancing proceeds                -     218,531      218,531
Cash used in investing
 activities                  (305,190)    206,418      (98,772)

Financing activities:
 Proceeds from the sale of
  common stock, net                 -           -            -
Issuance of subordinated
  debt                              -           -            -
Extinguishment of
  Subordinated debt          (250,000)          -     (250,000)
Repayments of capital
  lease obligations            (8,869)          -       (8,869)
Repurchase of common stock    (26,275)          -      (26,275)
Proceeds from exercise
  of stock options              4,066           -        4,066
Decrease in revolving loans,
  net                          30,047           -       30,047
Cash provided by financing
  activities                 (251,031)          -     (251,031)

Increase in cash
 and cash equivalents             216      40,772       40,988
Cash and cash equivalents
 at beginning of year           2,045      31,100       33,145
Cash and cash equivalents
 at end of year            $    2,261  $   71,872   $   74,133



Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2002
(in thousands)

                           ----------  ----------   ----------
                               HEC        HMC        Consol-
                                                     idated
                           ----------  ----------   ----------
Operating activities:
 Net income                $  161,951  $   79,894   $  241,845
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
 Extraordinary loss on
  Extinguishment of debt        2,226           -        2,226
 Depreciation &
  amortization                276,505       5,528      282,033
Tax benefit from exercise
  of stock options             12,814           -       12,814
 Change in deferred rent       (1,368)          -       (1,368)
 Change in deferred income
  taxes                      (109,417)          -     (109,417)
Non-cash stock
  compensation                 (1,633)          -       (1,633)
Net change in operating
  assets & liabilities       (200,961)    136,050      (64,911)
Cash provided by operating
  activities                  140,117     221,472      361,589

Investing activities:
 Purchases of rental
  inventory, net             (288,079)          -     (288,079)
 Purchase of property &
  equipment, net              (36,326)     (7,928)     (44,254)
Increase in intangibles
  & other assets                  (61)       (724)        (785)
Refinancing proceeds                -    (218,531)    (218,531)
Cash used in investing
 activities                  (324,466)   (227,183)    (551,649)

Financing activities:
 Proceeds from the sale of
  common stock, net           113,073           -      113,073
Issuance of subordinated
  debt                        225,000           -      225,000
Repayments of capital
  lease obligations           (13,816)          -      (13,816)
Proceeds from exercise
  of stock options              4,604           -        4,604
Decrease in revolving loans,
  net                        (144,466)          -     (144,466)
Cash provided by financing
  activities                  184,395           -      184,395

Increase in cash
 and cash equivalents              46      (5,711)      (5,665)
Cash and cash equivalents
 at beginning of year           1,999      36,811       38,810
Cash and cash equivalents
 at end of year            $    2,045  $   31,100   $   33,145



Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2001
(in thousands)

                           ----------  ----------   ----------
                               HEC        HMC        Consol-
                                                     idated
                           ----------  ----------   ----------
Operating activities:
 Net income                $   18,957  $   81,459   $  100,416
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
 Depreciation &
  amortization                244,521       6,370      250,891
 Non-cash asset write downs
 Tax benefit from exercise
  of stock options                (61)          -          (61)
 Change in deferred rent         (598)          -         (598)
 Change in deferred income
  taxes                       (38,396)          -      (38,396)
Non-cash stock
  compensation                  7,371           -        7,371
Net change in operating
  assets & liabilities          4,238     (49,978)     (45,740)
Cash provided by operating
 activities                   236,032      37,851      273,883

Investing activities:
 Purchases of rental
  inventory, net             (202,790)          -     (202,790)
 Purchase of property &
  equipment, net               (7,063)     (1,739)      (8,802)
 Increase in intangibles
  & other assets                 (137)       (654)        (791)
Cash used in investing
 activities                  (209,990)     (2,393)    (212,383)

Financing activities:
 Debt financing costs          (4,656)          -       (4,656)
 Repayments of long-term
  obligations                 (17,399)          -      (17,399)
 Proceeds from exercise
  of stock options              1,097           -        1,097
 Increase in revolving
  loan, net                    (5,000)          -       (5,000)
Cash provided by financing
  activities                  (25,958)          -      (25,958)

Increase in cash
 and cash equivalents              84      35,458       35,542
Cash and cash equivalents
 at beginning of year           1,915       1,353        3,268
Cash and cash equivalents
 at end of year            $    1,999  $   36,811   $   38,810



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 12, 2004.

                    Hollywood Entertainment Corporation


                       By: /S/ TIMOTHY R. PRICE
                       ---------------------------
                           Timothy R. Price
                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2004

Signatures              Title


/S/ MARK J. WATTLES
-----------------------
Mark J. Wattles         Chairman of the Board of Directors,
                        and Chief Executive Officer
                        (Principal Executive Officer)

/S/ F. BRUCE GIESBRECHT
-----------------------
F. Bruce Giesbrecht     President and Chief Operating Officer
				and Director


/S/ TIMOTHY R. PRICE
-----------------------
Timothy R. Price        Chief Financial Officer
                        (Principal Financial and Accounting Officer)

/S/ WILLIAM P. ZEBE
-----------------------
William P. Zebe         Director


/S/ JAMES N. CUTLER JR.
-----------------------
James N. Cutler Jr.     Director


/S/ DOUGLAS GLENDENNING
-----------------------
Douglas Glendenning     Director