Form 10-K/A
period 2003-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2004-04-13
CIK 905895

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



                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table briefly describes the Company's directors and executive officers.

Name                                  Age  Position
------------------------------------  ---  ------------------------------------
Mark J. Wattles (1)                    43  Chairman of the Board, Chief
                                           Executive Officer, and Director
James N. Cutler, Jr. (2)(3)(4)(5)(6)   52  Director
F. Bruce Giesbrecht                    44  President, Chief Operating
                                           Officer and Director
S. Douglas Glendenning(2)(3)(4)(5)(6)  47  Director
William P. Zebe (1)(2)(3)(5)(6)        45  Director
Timothy R. Price                       46  Chief Financial Officer
------------------------------------------------------------------------------
(1) Member of the Real Estate Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.
(4) Member of the Stock Option Committee.
(5) Member of the Nominating Committee.
(6) Member of the Governance Committee.

Mark J. Wattles founded the Company in June 1988 and has served as a director, Chairman of the Board, and Chief Executive Officer since that time. From June 1988 through September 1998, Mr. Wattles also served as President of Hollywood. From August 1998 through June 2000, Mr. Wattles left his full time position at Hollywood and served as Chief Executive Officer of Reel.com, then a wholly owned subsidiary of the Company. In August 2000, Mr. Wattles returned full time to Hollywood and in January 2001 was re-appointed President of Hollywood by the Board. Mr. Wattles has been an owner and operator in the video rental industry since 1985. In 2001, Mr. Wattles was appointed to the National Advisory Council of the Marriot Business School at Brigham Young University.

James N. Cutler, Jr. became a director of the Company in October 2000. Mr. Cutler has been President and Chief Executive Officer of The Cutler Corporation, a private holding company for various private businesses, since 1980. Mr. Cutler also serves as an officer or director of a number of private corporations including Rol-Away Truck Manufacturing Company Inc. and R & K Industrial Products. Mr. Cutler previously served as director of the Company from July 1993 until May 1999, at which time he did not stand for reelection.

F. Bruce Giesbrecht was announced as the Company's President and Chief Operating Officer on January 29, 2004 and became a director of the Company in March 2003. Mr. Giesbrecht was named Executive Vice President of Business Development in March 2000 and became General Manager of Corporate Operations in July 2003. Mr. Giesbrecht joined Hollywood in May 1993 as Vice President of Corporate Information Systems and Chief Information Officer, was named Senior Vice President of Product Management in January 1996 and became Senior Vice President of Strategic Planning in January 1998. Prior to joining Hollywood Mr. Giesbrecht was a founder of RamSoft, Inc., a software development company specializing in management systems for the video industry, and served as its President. Mr. Giesbrecht currently serves as a member of the Video Software Dealers Association (VSDA) Board of Directors.

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

William P. Zebe became a director of the Company in July 1998. Mr. Zebe is the President and principal shareholder of Bardo Equities LLC, a real estate development company. Previously, Mr. Zebe was employed by the Company as National Vice President of Real Estate in May 1994 and, subsequently, as Senior Vice President of Development from January 1996 until his departure in June 1998. Before he joined the Company, Mr. Zebe worked from June 1992 to April 1994 at Blockbuster Entertainment, most recently as the Real Estate Manager for the Western Zone.

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

The board of directors has determined that Messrs. Glendenning and Cutler are "audit committee financial experts" and Messrs. Glendenning, Cutler and Zebe are "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.



ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information as to the compensation paid or accrued in the last three years to the Chief Executive Officer and each of the five other most highly compensated executive officers for the year ended December 31, 2003.

                                                                    Long-term
                        Annual Compensation                       Compensation
                       -------------------------                   Securities
Name and Principal             Annual                All Other     Underlying
Position held in 2003  Year    Salary     Bonus     Compensation     Options
---------------------  ----  --------- ----------   ------------  ------------
Mark J. Wattles        2001  $ 945,814  $3,960,368(1)                3,000,000
Founder, Chairman of   2002  $ 975,000  $  713,340    $209,322(2)      500,000
the Board and Chief    2003  $ 975,000  $  235,219    $198,392(2)            0
Executive Officer

Donald J. Ekman        2001  $ 295,833  $  110,567                     350,000
General Counsel, and   2002  $ 383,286  $  245,810                     100,000
Secretary              2003  $ 300,000  $   72,000                           0

F. Bruce Giesbrecht    2001  $ 296,875  $   116,817                    300,000
General Manager of     2002  $ 300,000  $   245,810                    100,000
Corporate Operations   2003  $ 383,333  $    72,000                    366,667

James Marcum           2001  $ 271,931  $         0                    400,000
                       2002  $ 400,000  $   182,575   $ 58,021(3)      133,334
                       2003  $ 277,255  $    96,000                          0

Roger J. Osborne (4)   2001  $ 357,494  $    99,317                    300,000
General Manager of     2002  $ 340,094  $   260,755                    100,000
Store Operations       2003  $ 368,787  $    78,000                          0

Timothy Price (5)      2001  $       0  $         0                          0
Chief Financial        2002  $       0  $         0                          0
Officer                2003  $ 266,460  $         0   $145,739(3)      100,000

Scott R. Schultze (6)  2001  $ 365,794  $    93,067                    400,000
                       2002  $ 400,000  $   315,810                    133,334
                       2003  $ 415,385  $    96,000                          0

-------------------------------------------------------------------------------
(1) Bonus includes $3.28 million in common stock (3 million shares) as part of 3-year employment agreement.
(2) Represents the value of the personal use of the Company aircraft by Mr. Wattles.
(3) Represents non-qualified moving, interim living expenses and other payments related to relocation including reimbursement for losses incurred on home sales.
(4) Effective in February, 2004, Mr. Osborne is no longer an executive officer of the Company.
(5) Mr. Price joined the Company in 2003.
(6) Mr. Schultze's employment as Executive Vice President and Chief Operating Officer of the Company terminated February 14, 2003. Mr. Schultze entered into a Confidential Separation and Severance Agreement, dated as of February 14, 2003, that, among other things, provides that his options granted in 2001 will continue to vest according to the original schedule until his termination from employment becomes effective. For additional information, see "Employment Arrangements and Certain Transactions" below.



Employment Arrangements and Certain Transactions

We entered into a Confidential Separation and Severance Agreement with Scott Schultze dated February 14, 2003 under which he is no longer an officer but remains an employee of the Company with his current salary and health insurance coverage through January 31, 2004 or until he finds other employment. We paid Mr. Schultze's accrued vacation through February 14, 2003 and have agreed to pay up to $7,000 for an out-placement service if Mr. Schultze elects to use such a service. In addition, unless Mr. Schultze is terminated as provided in the agreement before February 1, 2004, we have agreed to pay Mr. Schultze's salary and to provide him health insurance coverage from February 1, 2004 through May 31, 2004 or until he finds new employment. The unvested portion of Mr Schultze's options granted in 2001 will continue to vest according to the original schedule until his termination from employment becomes effective.

Effective January 25, 2001, the Compensation Committee unanimously approved a 3-year employment agreement between us and Mark J. Wattles, to serve as our Chief Executive Officer and President. Pursuant to the agreement, Mr. Wattles receives an annual salary of $975,000 and was granted 3 million shares of Common Stock under our 1993 Stock Incentive Plan (with a market value of $3.28 million on the date of the grant) and an option to purchase 3 million shares under our 2001 Stock Incentive Plan, vesting ratably over three years, at an exercise price of $1.09 per share, the closing price of a share of Common Stock on the grant date. The agreement also prohibits Mr. Wattles from competing with us for two years following the termination of his employment. Competition is generally defined by reference to the degree of market area overlap with our stores.

Pursuant to rights granted in the January 2001 employment agreement, a company controlled by Mr. Wattles, Boards, Inc. ("Boards"), has opened 20 Hollywood Video stores as a licensee of ours. These stores are operated by Boards and are not included in the 1,920 stores operated by us. Mr. Wattles is the majority owner of Boards. The arrangement with Boards is governed by a License Agreement and a Product and Support Agreement. Under these arrangements, Boards pays us an initial license fee of $25,000 per store, a royalty of 2% of revenue and may purchase products and services from the Company at the Company's cost. We have agreed to provide Boards with products under our revenue sharing agreements with movie studios to the extent permissible under those agreements. We are obligated to use every effort to ensure that products under our revenue sharing agreements with movie studios are available to Boards. From July 2001 through December 31, 2003, Boards has incurred license fees and royalties, and purchased product and services from the Company totaling $16.0 million, of which, $14.5 was paid in full as of December 31, 2003. Boards is in compliance with the 30 day payment terms under the arrangement. The outstanding balance of $1.5 million due the Company is related to current activity. In the twelve months ended December 31, 2003, Boards incurred charges of $11.0 million and made $10.2 million in payments.

Effective February 3, 2001, the Board of Directors adopted a Change of Control Plan for Senior Management. Under this plan, upon a change in control of the Company, the rights to exercise 50 percent of the unexercisable stock options held by Senior Vice Presidents and all of the unexercisable stock options held by General Managers, the President and the Chief Executive Officer will vest. If the employment of any General Manager, Senior Vice President or, the President or Chief Executive Officer is terminated for any reason except for cause, or if one of these officers quits for a good reason (including a relocation greater than 25 miles, a reduction in salary, or a substantial change in the nature or status of the officer's responsibilities) within two years after the change in control, that officer will receive two years of base pay together with bonus and medical premiums as severance payments.

Game Trader Entertainment, Inc. ("Game Trader"), a company controlled by Bruce Wattles, the father of Mark J. Wattles, provides game testing services and computer generated game instructions for use in each Hollywood Video store. This same service was used by our largest competitor as well as others in the game rental industry. These services were negotiated by our prior President at a price that we believe is at or below the price paid by our competitors. The total amount paid in 2002 and 2003 to Bruce Wattles and Game Trader was $192,315 and $0, respectively.

At December 31, 2001, F. Bruce Giesbrecht, then Executive Vice President of Business Development, was indebted to us in the amount of $590,000 in respect of loans that we made to him. Principal in the amount of $385,033, together with all accrued interest was paid on November 5, 2002, leaving a principal balance in the amount of $204,967 that was paid, together with all accrued interest, on February 19, 2004.

Two relatives of Mr. Wattles, one relative of Mr. Ekman and two relatives of Mr. Giesbrecht are employed by us, none of them as an executive officer. Each of these persons was hired pursuant to our standard hiring practices, and none of them reports directly to Mr. Wattles, Mr. Ekman or Mr. Giesbrecht. The annual compensation of these employees ranges from approximately $10,000 to $140,000 and each is compensated at a rate within the standard range for employees in the applicable category.


Directors' Compensation

For serving on the Board of Directors, each director who is not an employee of the Company is granted an option to purchase 7,500 shares of the Company's Common Stock on the date of each annual meeting of the Company's shareholders, provided that the nonemployee director is reelected at the annual meeting.
Each option vests after one year of continuous board service. Under the Plan, each nonemployee director will automatically be granted an option to purchase 7,500 shares of the Company's Common Stock for serving on the Board of Directors in 2004. The right to exercise these options to purchase the underlying shares vests in 2005 on the anniversary date of the 2004 annual meeting. Nonemployee directors are also reimbursed for reasonable travel and other expenses incurred in attending Board meetings. Commencing 2004, Messrs. Cutler, Glendenning and Zebe receive an annual fee of $61,000 per year, plus $1,500 for each Board meeting attended, $2,000 for each Audit Committee meeting attended, $1,000 for all other committee meetings attended and $1,000 for any meeting held via conference call.


Stock Option Grants in Last Fiscal Year

The following table provides information regarding all stock options granted in 2003 to the executive officers named in the Summary Compensation Table:

                     Individual Grants
              ----------------------------------           Potential Realizable
                                 Percent                       Value at Assumed
                    Numbers  of Options                   Annual Rates of Stock
                  of Shares  Granted to Exercise             Price Appreciation
                 Underlying   Employees    Price  Expir-     for Option Term(2)
                    Options   in Fiscal      per  ation  ----------- ----------
Name              Granted(1)       Year    Share   Date      5%          10%
------------------- --------  --------- -------- ------- ----------- ----------
F. Bruce Giesbrecht 366,667     24.93%   $13.00  2-27-12  $2,821,399 $6,766,848
Timothy Price       100,000      6.80%   $13.03  2-10-12  $  718,381 $1,769,406
-------------------------------------------------------------------------------
(1) The options for all of the named officers become fully exercisable five years from the anniversary of the grant date.
(2) In accordance with rules of the Securities and Exchange Commission, these amounts are the hypothetical gains or "option spreads" that would exist for the respective options based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term.


Aggregated Option Exercises in 2003 and December 31, 2003 Option Values

The following table indicates for all executive officers named in the Summary Compensation Table (i) stock options exercised during 2003, including the value realized on the date of exercise, (ii) the number of shares subject to exercisable and unexercisable stock options as of December 31, 2003 and (iii) the value of "in-the-money" options, which represents the positive spread between the exercise price of existing stock options and the year-end price of the Common Stock:
                                               Number of
                                       Shares Underlying            Value of
                                             Unexercised     Unexercised In-
                  Number of                   Options at   the-Money Options
                     Shares              Fiscal Year End  at Fiscal Year End
                Acquired on      Value     (Exercisable/       (Exercisable/
                 Exercise(#)    Realized  Unexercisable)   Unexercisable)(1)
                ------------  ----------  --------------    ----------------
Mark J. Wattles            0           0      2,500,000/        $25,320,000/
                                              1,500,000         $13,535,000

Donald J. Ekman      120,700  $1,969,589         12,634/        $   159,946/
                                                216,666         $ 1,476,992

F. Bruce Giesbrecht        0           0        100,000/        $ 1,266,000/
                                                566,667         $ 1,716,000

Roger J. Osborne           0           0        100,000/        $ 1,266,000/
                                                200,000         $ 1,441,000

Timothy Price              0           0              0/        $         0/
                                                100,000             $72,000

Scott R. Schultze    156,767  $2,526,129          9,900/        $   125,334/
                                                266,667         $ 1,921,330
---------------------------------------------------------------------------
(1) Based on the closing price of $13.75 on December 31, 2003.


Compensation Committee Interlocks and Insider Participation

S. Douglas Glendenning, James N. Cutler, Jr., and William P. Zebe were members of the Compensation Committee during 2003. No committee member participates in committee deliberations or recommendations relating to his own compensation.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of February 29, 2004 of Common Stock of the Company by (i) the Chief Executive Officer, (ii) each of the other most highly compensated executive officers of the Company, (iii) each of the directors, (iv) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock and (v) all of the named executive officers and directors as a group. The address for each of the named executive officers and directors is 9275 S.W. Peyton Lane, Wilsonville, Oregon 97070. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                    No. of Shares      Percentage
Name                             Beneficially Owned   of Shares (1)
-------------------------------  ------------------  --------------
Mark J. Wattles (2)                  6,637,600(3)        11.105%
James N. Cutler, Jr.                    99,000(3)           *
S. Douglas Glendenning                 165,000(3)(5)        *
William P. Zebe                        118,604(3)(6)        *
Donald J. Ekman                        129,300(3)           *
F. Bruce Giesbrecht                    233,334(3)           *
James Marcum                                 0              *
Roger J. Osborne                       200,000(3)           *
Timothy R. Price                        20,000(3)           *
Scott R. Schultze (4)                  143,233(3)           *
Fidelity Management & Research
Company                              6,802,580(7)        11.381%
  82 Devonshire Street
  Boston, MA 02109
All directors and executive
officers as a group (9 persons)      7,746,071(3)        12.959%
-------------------------------------------------------------------------------
(1) Percentages in the table are calculated based on 59,772,711 shares of Common Stock outstanding on February 29, 2004.
(2) For additional information, see "Employment Arrangements and Certain Transactions" below.
(3) Includes the following shares that may be acquired within 60 days after December 31, 2003 pursuant to the exercise of options: Mr. Wattles, 3,500,000 shares; Mr. Cutler, 99,000 shares; Mr. Glendenning, 55,000 shares; Mr. Zebe, 95,000 shares; Mr. Ekman, 129,300 shares; Mr. Giesbrecht, 233,334 shares; Mr. Osborne, 200,000 shares; Mr. Price, 20,000 shares; Mr. Schultze, 143,233 shares; and all directors and executive officers as a group, 4,474,867 shares.
(4) Mr. Schultze's employment as Executive Vice President and Chief Operating Officer of the Company terminated February 14, 2003. Mr. Schultze entered into a Confidential Separation and Severance Agreement, dated as of February 14, 2003, that, among other things provides that all of his 133,333 unvested options will vest on January 25, 2004. For additional information, see "Employment Arrangements and Certain Transactions" below.
(5) Includes 17,784 shares owned by trusts for his children.
(6) Includes 1,493 shares held in the individual retirement account of his wife and 1,653 shares owned by trusts for his children.
(7) Based on a Schedule 13G dated February 16, 2004, Fidelity Management & Research Company, reported sole voting and disposition power with respect to all shares beneficially owned.


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



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is included in Item 11 under the caption "Employee Arrangements."



ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred the following fees for services performed by the Company's principal accounting firm, PricewaterhouseCoopers LLP, in fiscal 2003 and 2002 respectively:
                              2003        2002
                            --------   --------
Audit fees (1)              $722,874   $841,700
Audit - related fees (2)(3)   27,700     85,880
Tax fees                      52,750      9,750
All other fees                     -          -
                            --------   --------
Total                       $803,324   $937,330

(1) Represents the aggregate fees billed for services rendered by PricewaterhouseCoopers LLP for 2003 and 2002, respectively, to comply with generally accepted auditing standards (GAAS) audit and quarterly reviews; including services related to the audit and review of financial statements, review of the tax provision, and attest services required by statute or regulation.
(2) Represents services that are traditionally performed by the auditor, including employee benefit plan audits, due diligence assistance and accounting consultation on proposed transactions.
(3) The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal accountant's independence.


Pre-Approval Policy

Services performed by PricewaterhouseCoopers are pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its July 23, 2003 meeting. This policy describes the permitted audit, audit-related, tax, and other services that the independent auditors may perform. The policy requires an annual review by the Audit Committee of general pre-approved services that the independent auditors may provide during the following twelve-month period ("general pre-approval list"). Services provided by the independent auditors during the following twelve months that are included in the general pre-approval list are considered to be pre-approved following the policies and procedures of the Audit Committee. Any requests for audit, audit-related, tax, and other services not contemplated in the general pre-approval list must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 13, 2004.

                    Hollywood Entertainment Corporation


                       By: /S/ TIMOTHY R. PRICE
                       ---------------------------
                           Timothy R. Price
                        Chief Financial Officer