Form 10-Q
period 2004-03-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2004-04-22
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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

      Yes  [X]          No  [ ]

As of April 19, 2004 there were 60,463,345 shares of the registrant's Common Stock outstanding.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      HOLLYWOOD ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                      Three Months Ended
                                            March 31,
                                 --------------------------
                                      2004        2003
	                          ----------   ----------
REVENUE:
 Rental product revenue           $  359,517   $  364,547
 Merchandise sales                    83,274       53,045
  			          ----------   ----------
                                     442,791      417,592
                                  ----------   ----------
COST OF REVENUE:
 Cost of rental product              108,934      116,610
 Cost of merchandise                  63,331       39,082
                                  ----------   ----------
                                     172,265      155,692
  	                	  ----------   ----------
GROSS PROFIT                         270,526      261,900

Operating costs and expenses:
 Operating and selling               192,500      175,086
 General and administrative           32,116       30,393
 Store opening expenses                  326        1,385
                    		  ----------   ----------
                                     224,942      206,864
             		          ----------   ----------
INCOME FROM OPERATIONS                45,584       55,036

Non-operating expense:
 Interest expense, net               (7,754)       (9,664)
 Early debt retirement                     -      (12,467)
                                  -----------  -----------
Income before income taxes            37,830       32,905
Provision
for income taxes                     (15,132)     (13,327)
	             	          ----------   ----------
NET INCOME                        $   22,698   $   19,578
                                  ===========  ===========
-----------------------------------------------------------
Net income per share:
   Basic                          $     0.38    $    0.33
   Diluted                              0.36         0.31
-----------------------------------------------------------
Weighted average shares outstanding:
   Basic                              59,647       59,867
   Diluted                            62,312       63,898
-----------------------------------------------------------

 The accompanying notes are an integral part of this financial statement


                      HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands, except share amounts)

                                        -------------------------
                                          March 31,   December 31,
                                            2004          2003
                                        -----------   -----------
ASSETS
Current assets:
 Cash and cash equivalents              $    70,529  $     74,133
 Receivables, net                            31,459        33,987
 Merchandise inventories                    119,718       129,864
 Prepaid expenses and other current
  assets                                     12,643        13,233
                                        -----------   -----------
Total current assets                        234,349       251,217

Rental inventory, net                       263,835       268,748
Property and equipment, net                 282,446       288,857
Goodwill                                     66,678        66,678
Deferred income tax asset, net               93,070       104,302
Other assets                                 16,902        17,655
                                        -----------   -----------
                                        $   957,280   $   997,457
                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  obligations                           $       497   $       647
 Accounts payable                           123,043       159,586
 Accrued expenses                           114,851       117,867
 Accrued interest                             1,064         6,467
 Income taxes payable                         2,652           284
                                        -----------    ----------
Total current liabilities                   242,107       284,851
Long-term obligations, less current
 portion                                    350,913       370,669
Other liabilities                            15,979        16,108
                                        -----------    ----------
                                            608,999       671,628
Commitments and contingencies                     -             -
Shareholders' equity:
Preferred stock, 25,000,000 shares
 authorized; no shares issued and
 outstanding                                      -             -
Common stock, 100,000,000 shares
 authorized; 60,006,080 and
 59,666,347 shares issued and
 outstanding, respectively                  488,868       489,247
Unearned compensation                           -           (133)
Accumulated deficit                        (140,587)    (163,285)
                                        -----------    ----------
Total shareholders' equity                  348,281      325,829
                                        -----------    ----------
                                        $   957,280   $  997,457
                                        ===========   ===========

The accompanying notes are an integral part of this financial statement.


                        HOLLYWOOD ENTERTAINMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited, in thousands)

                                                 Three Months ended
                                                      March 31,
                                                --------------------
                                                   2004       2003
                                                ---------  ---------
Operating activities:
 Net income                                     $  22,698  $  19,578
Adjustments to reconcile net income to cash
  provided by operating activities:
  Write-off deferred financing costs                 -         5,827
  Amortization of rental product                   51,596     58,536
  Depreciation                                     17,223     14,969
  Amortization of deferred financing costs            888        698
  Tax benefit from exercise of stock options        2,457      1,219
  Change in deferred rent                            (129)      (355)
  Change in deferred taxes                         11,232      9,363
  Non-cash stock compensation                         133        167
 Net change in operating assets and liabilities:
  Receivables                                       2,528      1,484
  Merchandise inventories                          10,145     (8,152)
  Accounts payable                                (36,542)   (18,658)
  Accrued interest                                 (5,403)    (8,215)
  Other current assets and liabilities               (773)    (2,628)
                                                ---------  ---------
     Cash provided by operating activities         76,053     73,833
                                                ---------  ---------
Investing activities:
 Purchases of rental inventory, net               (46,682)   (57,565)
 Purchase of property and equipment, net          (10,812)   (18,566)
 Increase in intangibles and other assets             694       (209)
 Proceeds from indenture trustee                        -    218,531
                                                ---------  ---------
     Cash (used in) provided by
       investing activities                       (56,800)   142,191
                                                ---------  ---------
Financing activities:
 Extinguishment of subordinated debt                 -      (250,000)
 Borrowings under new term loan                      -       200,000
 Repayment of prior revolving loan                   -      (107,500)
 Decrease in credit facilities                    (20,000)   (15,000)
 Debt financing costs                                (114)    (6,915)
 Repayments of capital lease obligations             (140)    (5,359)
 Repurchase of common stock                        (3,665)       -
 Proceeds from capital lease obligation               233        -
 Proceeds from exercise of stock options              829        773
                                                ---------  ---------
     Cash used in financing activities            (22,857)  (184,001)
                                                ---------  ---------
Increase (decrease) in cash and
 cash equivalents                                  (3,604)    32,023
Cash and cash equivalents at
 beginning of year                                 74,133     33,145
                                                ---------  ---------
Cash and cash equivalents
   at end of first quarter                      $  70,529  $  65,168
                                                =========  =========

The accompanying notes are an integral part of this financial statement.


HOLLYWOOD ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles
(GAAP) have been condensed or omitted pursuant to those rules and regulations, although Hollywood Entertainment Corporation (the "Company") believes that the disclosures made are adequate to make the information presented not misleading. The information furnished reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. Results of operations for interim periods may not necessarily be indicative of the results that may be expected for the full year or any other period.

(1) Accounting Policies

The Consolidated Financial Statements included herein have been prepared in accordance with the accounting policies described in Note 1 to audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported gross profit, net income or shareholders' equity.

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." Pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

                          (in thousands, except per share amounts)
                                         Three Months
                                        Ended March 31,
                                     --------  --------
                                       2004      2003
                                     --------  --------
Net income, as reported              $ 22,698  $ 19,578
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                   80       103
Deduct: Total stock-based employee
  compensation expense under
  fair value based method for
  all awards, net of tax               (1,681)   (2,117)
                                     --------  --------
Pro forma net income                 $ 21,097  $ 17,564
                                     ========  ========
Earnings per Share:
  Basic--as reported                 $   0.38  $   0.33
  Basic--pro forma                       0.35      0.29
  Diluted--as reported                   0.36      0.31
  Diluted--pro forma                 $   0.35  $   0.29

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Application of this interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

(2) Merger Agreement

On March 28, 2004 the Company signed a definitive merger agreement with Carso Holdings Corporation ("Carso"), an affiliate of Leonard Green & Partners, L.P. If the merger is completed, Hollywood Entertainment shareholders will receive $14.00 per share in cash. Mark Wattles, Hollywood's founder, Chairman and Chief Executive Officer, will continue in his current capacities following the merger and will own 50% of the common stock and 52% of the junior preferred stock of Carso. Green Equity Investors IV, LP will own 50% of the common stock of Carso, 48% of the junior preferred stock of Carso, and all of the senior preferred stock of Carso. The Company entered into the merger agreement following the unanimous recommendation of a special committee comprised of the independent directors of the Company's Board of Directors (the "Special Committee"). The Special Committee and the Board of Directors received a fairness opinion from Lazard Freres & Company, LLC.

The closing of the merger is subject to terms and conditions customary for transactions of this type, including shareholder approval, receipt of antitrust clearance and the completion of financing. The Company will solicit shareholder approval by means of a proxy statement, which will be mailed to Hollywood shareholders upon the completion of the required Securities and Exchange Commission filing and review process. The parties currently anticipate consummating the transaction in the third calendar quarter of 2004.

The Company filed a current report on Form 8-K on March 29, 2004 that included the merger agreement and debt financing commitment letters as exhibits. The proxy statement that the Company plans to file with the Securities and Exchange Commission and mail to its shareholders will contain information about the proposed merger and related matters.

(3) Rental Inventory Amortization Policy

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

(4) Statements of Changes in Shareholders' Equity

A summary of changes to shareholders' equity amounts for the three months ended March 31, 2004 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  --------
Balance at 12/31/2003       59,666,347 $489,247 $   (133) $(163,285) $325,829
                            ---------- -------- --------  ---------  --------
Issuance of common stock:
  Stock options exercised      634,872      829                           829
  Stock options tax benefit               2,457                         2,457
  Stock compensation                        -        133                  133
Repurchase of common stock    (295,139)  (3,665)          	       (3,665)
Net income                                                   22,698    22,698
                            ---------- -------- --------  ---------  --------
Balance at 03/31/2004       60,006,080 $488,868 $      -  $(140,587) $348,281
                            ========== ======== ========  =========  ========

(5) Off Balance Sheet Arrangements

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. The Company's stores generally have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $59.1 million and $55.0 million for the three months ended March 31, 2004 and 2003, respectively. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $12.2 million and $11.6 million for the three months ended March 31, 2004 and 2003, respectively.

At December 31, 2003, the last fiscal year-end date, the future minimum annual rental commitments under non- cancelable operating leases were as follows (in thousands):

               ------------------------------
               Year Ending         Operating
               December 31,         Leases
               ------------------------------
               2004                $237,821
               2005                 228,986
               2006                 209,071
               2007                 178,674
               2008                 139,845
               Thereafter           361,134

(6)  LONG-TERM OBLIGATIONS AND LIQUIDITY

The Company had the following long-term obligations as of March 31, 2004 and December 31, 2003 (in thousands):
                                               March 31,     December 31,
                                              -----------    ----------
                                                 2004            2003
                                              -----------    ----------
Borrowings under credit facilities            $   125,000    $  145,000
Senior subordinated notes due 2011 (1)            225,000       225,000
Obligations under capital leases                    1,410         1,316
                                              -----------    ----------
                                                  351,410       371,316
Current portion:
   Capital leases                                     497           647
                                              -----------    ----------
                                                      497           647
Total long-term obligations
 net of current portion and notes to          -----------    ----------
 be retired with cash held by trustee         $   350,913    $  370,669
                                              ===========    ==========

     (1) Coupon payments at 9.625% are due semi-annually in March and September.

Upon consummation of the merger agreement disclosed in Note 2, the Company's capital structure will change significantly. The senior subordinated notes due 2011 and the current term loan credit facility will be retired and replaced with new financing arrangements. The new arrangements will substantially increase the long-term obligations of the Company. Information regarding the merger agreement and related financing can be found in the Company's current report on Form 8-K filed on March 29, 2004.

The senior subordinated notes due 2011 are redeemable, at the option of the Company, beginning in March 15, 2007, at rates starting at 104.8% of principal amount reduced annually through March 15, 2009, at which time they become redeemable at 100% of the principal amount. The terms of the indenture governing the notes may restrict, among other things, payment of dividends and other distributions, investments, the repurchase of capital stock or subordinated indebtedness, the making of certain other restricted payments, the incurrence of additional indebtedness or liens by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the notes will have the right to require the Company to repurchase the holder's notes at 101% of principal amount thereof. At December 31, 2003, the Company was in compliance with the restrictions, covenants, and other terms of the indenture. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement.

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

Revolving credit loans under the new facility bear interest, at the Company's option, at an applicable margin over the bank's base rate loan or the LIBOR rate. The initial margin over LIBOR was 3.5% for the term loan facility and will step down if certain performance targets are met. The credit facility contains financial covenants (determined in each case on the basis of the definitions and other provisions set forth in such credit agreement), some of which may become more restrictive over time, that include a (1) maximum debt to adjusted EBITDA test, (2) minimum interest coverage test, and (3) minimum fixed charge coverage test. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement. At March 31, 2004, the Company was in compliance with all covenants contained within the agreement.

Maturities on long-term obligations at March 31, 2004 for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2004                $        -    $        -    $     392   $     392
2005                         -             -          510         510
2006                         -             -          490         490
2007                         -        20,000           17      20,017
2008                         -       105,000            -     105,000
Thereafter             225,000             -            -     225,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  125,000    $   1,409   $ 351,409
                    ----------    ----------    ---------   ---------

(7)  Earnings per Share

Earnings per basic share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Earnings per diluted share include additional dilution from the effect of potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options.

The following tables are reconciliations of the earnings per basic and diluted share computations (in thousands, except per share amounts):

                                 Three Months Ended March 31,
                    ----------------------------------------------------------
                              2004                          2003
                    ---------------------------  -----------------------------
                      Net              Per Share     Net             Per Share
                    Income   Shares(1)  Amounts   Income   Shares(1)   Amounts
                    -------  ---------  -------  --------  ---------  --------
Income per
 basic share:      $ 22,698     59,647  $  0.38  $ 19,578     59,867   $  0.33
Effect of dilutive                      =======                        =======
 securities:
   Stock options          -      2,665                  -      4,031
                    -------  ---------           --------  ---------
Income per
  diluted share:   $ 22,698     62,312  $  0.36  $ 19,578     63,898   $  0.31
                    =======  =========  =======  ========  =========  ========
     (1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 4.3 million shares and 1.4 million shares for the three months ended March 31, 2004 and 2003, respectively.

(8)  Store Closure Restructuring

At March 31, 2004, one store remained to be closed pursuant to the Company's store closure plan adopted in December of 2000 and amended in December of 2001, 2002 and 2003. In the first quarter of 2004, the Company closed two stores. In accordance with the plan and the updated estimates of closing costs as of March 31, 2004, the Company had an accrual of $0.2 million related to the closure.

(9) Commitments and Contingencies

The Company has been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and additional rental period charges. The Company has vigorously defended these actions and maintains that the terms of its additional rental charge policy are fair and legal. The Company has been successful in obtaining dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. The Company is currently involved in settlement discussions and expects this case to be resolved in 2004. The Company believes it has provided adequate reserves in connection with these lawsuits.

The Company and the members of its Board of Directors are defendants in seven putative class action lawsuits filed in the circuit courts of Clackamas and Multnomah counties, Oregon, related to the Agreement and Plan of Merger Among Hollywood Entertainment Corporation, Carso Holdings Corporation and Cosar Corporation dated as of March 28, 2004 (the "Merger Agreement"). The first of the lawsuits was filed on March 30, 2004, the three most recent were filed on April 6, 2004. The lawsuits allege generally that in approving the Merger Agreement the members of the Board breached fiduciary duties owed to the Company's shareholders. Each lawsuit seeks a court order enjoining the Company from completing the merger, damages in an unstated amount allegedly suffered by the shareholders by reason of the Merger Agreement and the payment of costs and attorneys' fees to the plaintiffs' lawyers. The response of the Company and Board members to the first of the lawsuits is due on April 29, 2004. The Company's articles and bylaws include indemnification provisions with respect to its directors and, in addition to payment of its own legal costs and fees, the Company may be required to advance the payment of legal fees and costs incurred in these lawsuits by the Board members.

In 2003, the Company was named as a defendant in two complaints regarding wage and hour claims in California. In 2004, an additional suit was filed with substantially similar claims. The plaintiffs are seeking to certify a class action alleging that certain California employees were denied meal and rest periods. There are several additional related wage and hours claims for unpaid overtime, late payment of wages and off the clock work. At this time, the Company and plaintiffs have agreed to stay these cases pending consolidation and mediation. The Company believes it has provided adequate reserves in connection with these lawsuits.

In addition, the Company has been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

(10) Related Party Transactions

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles' employment agreement in January 2001. These stores are operated by Boards and are not included in the 1,935 stores operated by the Company. Mark Wattles, the Company's founder and Chief Executive Officer, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2.0% of revenue and also purchases products and services from the Company at the Company's cost. Boards is in compliance with the 30 day payment terms under the arrangement. The outstanding balance of $0.4 million due the Company is related to current activity. As of March 31, 2004, Boards operated 20 stores.

The following table reconciles the net receivable balance due from Boards, Inc (in thousands):

                                        2004              2003
                                      --------          --------
Receivable Balance Beginning of Year  $  1,509          $    631
                                      --------          --------
                      License fee            -               100
                  (2%)Royalty fee          132                57
              Products & Services        1,904             2,156
                                       -------          --------
         Expenses - First Quarter        2,036             2,313
         Payments - First Quarter       (3,101)           (2,545)
                                       -------          --------
 Receivable Balance Ending March 31   $    444          $    399
                                      ========          ========

(11) Segment Reporting

The Company operates two primary business segments, Hollywood Video and Game Crazy. Hollywood Video represents the Company's 1,935 video superstores. Game Crazy represents the Company's 608 game specialty stores, where game enthusiasts can buy, sell, and trade new and used video game hardware, software and accessories. The Company measures segment profit as operating income
(loss), which is defined as income (loss) before interest expense and income taxes. Information on segments and reconciliation to operating income (loss) are as follows (in thousands):

                            Three Months Ended
                              March 31, 2004
                    ---------------------------------
                    Hollywood     Game
                      Video       Crazy      Total
                    ---------- ----------- ----------
Revenues            $  385,423 $    57,368 $  442,791
Depreciation            15,251       1,972     17,223
Overhead allocation       (574)        574          -
Income (loss)
 from operations        50,236      (4,652)    45,584
Total assets           853,140     104,140    957,280
Purchases of property
  and equipment, net     9,543       1,269     10,812

                            Three Months Ended
                              March 31, 2003
                    ---------------------------------
                    Hollywood     Game
                      Video       Crazy      Total
                    ---------- ----------- ----------
Revenues            $  393,742 $    23,850 $  417,592
Depreciation            14,301         668     14,969
Overhead allocation       (238)        238          -
Income (loss)
 from operations        59,000      (3,964)    55,036
Total assets           941,415      56,042    997,457
Purchases of property
  and equipment, net    10,363       8,203     18,566


Game Crazy's loss from operations includes an overhead allocation of 1% of Game Crazy revenue for information support services, treasury and accounting functions, and other general and administrative services but does not include a charge for occupancy.

(12) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had only one wholly owned subsidiary as of March 31, 2004, Hollywood Management Company (HMC). HMC is a guarantor of certain indebtedness of HEC, consisting of the obligations under the credit facilities and the 9.625% senior subordinated notes due 2011. The consolidating condensed financial statements below present the results of operations and financial position of the subsidiaries of the Company.

Consolidating Condensed Balance Sheet
March 31, 2004
(in thousands)
                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,290  $   68,239  $        -  $   70,529
Accounts receivable, net       24,450     443,984    (436,975)     31,459
Merchandise inventories       119,718           -           -     119,718
Prepaid expenses and other
 current assets                10,196       2,447           -      12,643
Total current assets          156,654     514,670    (436,975)    234,349
Rental inventory, net         263,835           -           -     263,835
Property & equipment, net     258,917      23,529           -     282,446
Goodwill, net                  66,678           -           -      66,678
Deferred income tax asset      93,070           -           -      93,070
Other assets, net              13,410       7,500      (4,008)     16,902
Total assets               $  852,564  $  545,699  $ (440,983) $  957,280

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $      497  $        -  $        -  $      497
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)          -           -           -           -
Accounts payable              436,975     116,691    (436,975)    116,691
Accrued expenses               19,829      95,022           -     114,851
Accrued Revenue Sharing                     6,353                   6,353
Accrued interest                    -       1,064          -        1,064
Income taxes payable                -       2,652           -       2,652
Total current liabilities     457,301     221,782    (436,975)    242,108
Long-term obligations, less
 current portion              350,912           -           -     350,912
Other liabilities              15,979           -           -      15,979
Total liabilities             824,192     221,782    (436,975)    608,999
Common stock                  488,744                       -     488,744
Unearned compensation             124          -            -         124
Retained earnings
 (accumulated deficit)       (460,496)    323,917      (4,008)   (140,587)
Total shareholders'
 equity (deficit)              28,372     323,917      (4,008)    348,281
Total liabilities and
 shareholders equity
 (deficit)                 $  852,564 $   545,699  $ (440,983) $  957,280


Consolidating Condensed Balance Sheet
December 31, 2003
(in thousands)
                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,259 $    71,874  $        -  $   74,133
Cash held by trustee for
 Refinancing                                    -                       -
Accounts receivable, net       24,796     461,250    (452,059)     33,987
Merchandise inventories       129,864           -           -     129,864
Prepaid expenses and other
 current assets                10,041       3,192           -      13,233
Total current assets          166,960     536,316    (452,059)    251,217
Rental inventory, net         268,748           -           -     268,748
Property & equipment, net     265,257      23,600           -     288,857
Goodwill, net                  66,678           -           -      66,678
Deferred income tax asset     104,302           -           -     104,302
Other assets, net              14,469       7,194      (4,008)     17,655
Total assets               $  886,414  $  567,110  $ (456,067) $  997,457

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $      647  $        -  $        -  $      647
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)          -           -           -           -
Accounts payable              452,059     159,586    (452,059)    159,586
Accrued expenses               22,907      94,960           -     117,867
Accrued interest                    -       6,467           -       6,467
Income taxes payable                -         284           -         284
Total current liabilities     475,613     261,297    (452,059)    284,851
Long-term obligations, less
 current portion              370,669           -           -     370,669
Other liabilities              16,108           -           -      16,108
Total liabilities             862,390     261,297    (452,059)    671,628
Common stock                  489,247       4,008      (4,008)    489,247
Unearned compensation            (133)          -           -        (133)
Retained earnings
 (accumulated deficit)       (465,090)    301,805           -    (163,285)
Total shareholders'
 equity (deficit)              24,024     305,813      (4,008)    325,829
Total liabilities and
 shareholders equity
 (deficit)                 $  886,414  $  567,110  $ (456,067) $  997,457


Consolidating Condensed Statement of Operations
Three Months ended March 31, 2004
(in thousands)
                           ---------  ---------  ---------  ---------
                              HEC        HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------  ---------  ---------  ---------
Revenue                   $  443,509  $  39,758  $ (40,476) $ 442,791
Cost of revenue              172,265          -          -    172,265
Gross profit                 271,244     39,758    (40,476)   270,526

Operating costs & expenses:
 Operating and selling       187,921      4,579          -    192,500
 General & administrative     57,615     14,977    (40,476)    32,116
Store opening expenses           326          -          -        326
Income from
  operations                  25,382     20,202          -     45,584

Interest income                    -      9,974      (9,894)       80
Interest expense             (17,728)         -       9,894    (7,834)
Income before
  income taxes                 7,654     30,176          -     37,830
(Provision for) income
  taxes                       (3,062)   (12,070)         -    (15,132)
Net income                 $   4,592  $  18,106  $       -  $  22,698


Consolidating Condensed Statement of Operations
Three months ended March 31, 2003
(in thousands)
                           ---------  ---------  ---------  ---------
                              HEC        HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------  ---------  ---------  ---------
Revenue                   $  418,311  $  43,030  $ (43,749)  $417,592
Cost of revenue              155,692          -          -    155,692
Gross profit                 262,619     43,030    (43,749)   261,900

Operating costs & expenses:
 Operating and selling       170,437      4,649          -    175,086
 General & administrative     58,937     15,205    (43,749)    30,393
Store opening expenses         1,385          -          -      1,385
Restructuring charges:
 Closure of Internet
 business                          -          -          -          -
 Store closures                    -          -          -          -
Income from
  operations                  31,860     23,176          -     55,036

Interest income                   -       8,196     (7,875)       321
Interest expense             (17,860)         -      7,875     (9,985)
Early debt retirement        (12,467)         -          -    (12,467)
Income before
  income taxes                 1,533     31,372          -     32,905
(Provision for) income
  taxes                       (1,562)   (11,765)         -    (13,327)
Net income                 $     (29)  $ 19,607  $       - $   19,578


Consolidating Condensed Statement of Cash Flows
Three months ended March 31, 2004
(in thousands)
                             ----------- ---------- ----------
                                  HEC        HMC      Consol-
                                                      idated
                             ----------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $   4,593  $  18,105  $  22,698
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
 Depreciation &
  amortization                   69,168        538     69,706
 Tax benefit from exercise
  of stock options                2,457                 2,457
 Change in deferred rent           (129)         -       (129)
 Change in deferred income
  taxes                          11,232          -     11,232
 Non-cash stock
  compensation                      133          -        133
 Net change in operating
  assets & liabilities           (7,826)   (22,218)   (30,044)
Cash provided by operating
  activities                     79,628     (3,575)    76,053

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (46,682)         -    (46,682)
 Purchase of property &
  equipment, net                (10,344)      (468)   (10,812)
 Proceeds from indenture
 trustee                            285        409        694
Cash used in investing
 activities                     (56,741)       (59)   (56,800)

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net                   -          -          -
 Issuance of subordinated
  debt                                -          -          -
 Extinguishment of
  Subordinated debt                   -          -          -
 Repayments of capital
  lease obligations                (140)         -       (140)
 Repurchase of common stock      (3,665)         -     (3,665)
 Proceeds from exercise
  of stock options                  829          -        829
 Decrease in credit facility    (20,000)         -    (20,000)
 Proceeds from capital lease
  Obligations                       233          -        233
 Debt financing costs              (114)         -       (114)
Cash provided by financing
  activities                    (22,857)         -    (22,857)

Increase in cash
 and cash equivalents                30     (3,634)    (3,604)
Cash and cash equivalents
 at beginning of year             2,259     71,874     74,133
Cash and cash equivalents at
 the end of the first quarter $   2,289  $  68,240  $  70,529


Consolidating Condensed Statement of Cash Flows
Three months ended March 31, 2003
(in thousands)
                              ---------- ---------- ----------
                                  HEC        HMC      Consol-
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ABOUT HOLLYWOOD ENTERTAINMENT

We are the second largest rental retailer of DVDs, videocassettes and video games in the United States. We opened our first video store in October 1988 and, as of March 31, 2004, we operated 1,935 Hollywood Video stores in 47 states and the District of Columbia. As of March 31, 2004, we also operated 608 Game Crazy stores, which are game specialty stores where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy store carries over 2,500 video game titles and occupies an area of approximately 700 to 900 square feet adjacent to a Hollywood Video store. Hollywood Video stores accounted for 87% of consolidated revenue in the three months ended March 31, 2004 while Game Crazy contributed 13%.

In the three months ended March 31, 2004, Hollywood Video derived 81% of its revenue from rentals of DVD and VHS movies and video games and from the sale of previously viewed movies and games. The remaining 19% of Hollywood Video's revenue was from the sale of new DVD and VHS movies and concessions. Although domestic consumer rental spending has remained fairly flat over the past five years, Hollywood Video stores have generated increased revenue through opening new stores and taking market share. We estimate approximately half of the market share remains divided among a relatively large number of smaller independent and regional operators. The studio's current movie distribution practice provides an exclusive window for DVD and VHS retail channels before the movies are available to pay-per view, video-on-demand and other distribution channels. Changes in the studio distribution practice or changes in pricing of movies could negatively impact our business. For a discussion of risks inherent to rental retailers in general and Hollywood video in particular, please see "Cautionary Statements".

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

Our strategy is to successfully build and operate two separately managed national chains, each with a retail model designed to compete favorably against the primary competitors in its segment of the entertainment industry. The Hollywood Video retail model, including the types of real estate sites we pursue, the store design, employee hiring and training practices, and inventory and merchandising standards, is designed to maximize the number of customers per store, as well as the frequency of customer visits and the amount that consumers spend per visit. Hollywood Video stores are typically located in high-traffic, high-visibility locations with convenient access and parking. Inside the store, we focus on providing a superior selection of movies and video games for rent, in a friendly and inviting atmosphere that encourages browsing. We believe that consumers view movie rentals in general, and our pricing structure and rental terms in particular, as a convenient form of entertainment and an excellent value. Our Game Crazy retail model, including the core concept of allowing consumers to buy, sell and trade new and used merchandise, combined with store design, employee selection and training, and our inventory selection and merchandising presentation, is designed to appeal to both "hard-core" and casual game consumers. Remerchandising a Hollywood Video in order to accommodate a Game Crazy, including reducing its size, has not cannibalized or otherwise adversely affected Hollywood Video revenue. In fact, we believe that there is significant customer overlap, enabling the Hollywood Video and Game Crazy retail models to complement each other, allowing each of the concepts to have a competitive advantage versus its primary competitor.

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

Merger Agreement

On March 28, 2004 we signed a definitive merger agreement with Carso Holdings Corporation ("Carso"), an affiliate of Leonard Green & Partners, L.P. If the merger is completed, Hollywood Entertainment shareholders will receive $14.00 per share in cash. Mark Wattles, Hollywood's founder, Chairman and Chief Executive Officer, will continue in his current capacities following the merger and will own 50% of the common stock and 52% of the junior preferred stock of Carso. Green Equity Investors IV, LP will own 50% of the common stock of Carso, 48% of the junior preferred stock of Carso, and all of the senior preferred stock of Carso. We entered into the merger agreement following the unanimous recommendation of a special committee comprised of the independent directors of the Company's Board of Directors (the "Special Committee"). The Special Committee and the Board of Directors received a fairness opinion from Lazard Freres & Company, LLC.

The closing of the merger is subject to terms and conditions customary for transactions of this type, including shareholder approval, receipt of antitrust clearance and the completion of financing. We will solicit shareholder approval by means of a proxy statement, which will be mailed to Hollywood shareholders upon the completion of the required Securities and Exchange Commission filing and review process. We anticipate consummating the transaction in the third calendar quarter of 2004. Hollywood and Carso Holdings Corporation estimate that the total amount of funds necessary to complete the merger and related transactions and to pay related fees and expenses will be approximately $115 million. In addition, if the merger is not completed for reasons specified in the merger agreement, we may have to reimburse Carso for its expenses up to $3.0 million. In some circumstances, for example if we accept an offer we believe is superior to Carso's, we would also have to pay a transaction termination fee of $26.5 million.

We filed a current report on form 8-K on March 29, 2004 that included the merger agreement and debt financing commitment letters as exhibits. The proxy statement that we plan to file with the Securities and Exchange Commission and mail to our shareholders will contain information about the proposed merger and related matters.

RESULTS OF OPERATIONS

Summary Results of Operations

Total revenue for Hollywood Entertainment Corporation for the first quarter 2004 was $442.8 million compared to $417.6 million for the first quarter of 2003. The increase is primarily attributable to more Hollywood Video stores and more Game Crazy stores open during the quarter and positive same store sales at Game Crazy, partially offset by negative same store sales at Hollywood Video. For the first quarter, revenue and same store sales for Hollywood Video was $385.4 million and negative 6% respectively. For the first quarter, revenue and same store sales for Game Crazy was $57.4 million and 30% respectively.

Our income from operations for the three months ended March 31, 2004 was $45.6 million compared to $55.0 million for the three months ended March 31, 2003. The decrease was primarily due to operating losses incurred by Game Crazy and a decrease in video same store sales. For the three months ended March 31, 2004, Hollywood Video generated $50.3 million in income from operations while Game Crazy generated a net loss from operations of $4.7 million.

Our net income for the three months ended March 31, 2004 was $22.7 million compared with net income of $19.6 million for 2003.


Results of Operation Expressed as a Percentage of Revenue

The following table sets forth (i) results of operations data expressed as a percentage of total revenue and (ii) gross margin data.

                                            Three Months Ended
                                             March 31,
                                       -------------------
                                         2004       2003
                                       --------   --------
Revenue:
  Rental product revenue                  81.2%      87.3%
  Merchandise sales                       18.8%      12.7%
                                       --------   --------
                                         100.0%     100.0%
                                       --------   --------

Gross margin                              61.1%      62.7%

Operating costs and expenses:
  Operating and selling                   43.5%      41.9%
  General and administrative               7.2%       7.3%
  Store opening expense                    0.1%       0.3%
                                       --------   --------
                                          50.8%      49.5%
                                       --------   --------
Income from operations                    10.3%      13.2%
  Interest expense, net                   (1.8%)     (2.3%)
  Early debt retirement                       -      (3.0%)
                                       --------   --------
Income before income taxes                 8.5%       7.9%
Provision for income taxes                (3.4%)     (3.2%)
                                       --------   --------
Net income                                 5.1%       4.7%
                                       ========   ========


Other data:
 Rental product gross margin (1)          69.7%      68.0%
 Merchandise sales gross margin (2)       23.9%      26.3%
----------------------------------------------------
 (1) Rental product gross margin as a percentage of rental product revenue.
 (2) Merchandise sales gross margin as a percentage of merchandise sales.


REVENUE

Revenue increased by $25.2 million, or 6.0%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase was primarily due to an increase, on a weighted average basis, of 294 Game Crazy stores and 92 Hollywood Video stores plus a 30% increase in Game Crazy same store sales, partially offset by a 6% decrease in Hollywood Video same store sales.

The following is a summary of revenue by product category and operating segment (in thousands):
                                 ----------  ----------
                                   Q1 2004     Q1 2003
                                 ----------  ----------
DVD rental product revenue       $  237,630  $  181,509
VHS rental product revenue           91,541     151,651
Game rental product revenue          30,346      31,387
                                 ----------  ----------
Total rental product revenue        359,517     364,547
                                 ----------  ----------

Video store merchandise revenue      25,906      29,195
Game Crazy revenue                   57,368      23,850
                                 ----------  ----------
Total merchandise revenue            83,274      53,045
                                 ----------  ----------

                                 ----------  ----------
Total revenue                    $  442,791  $  417,592
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

Game Crazy revenue represented 68.9% and 45.0% of consolidated merchandise revenue for the three months ended March 31, 2004 and 2003, respectively. Game Crazy revenue is generated from the sale of new and used video game hardware, software and accessories. Hollywood Video contributed the remaining 31.1% and 55.0% of consolidated merchandise revenue for the three months ended March 31, 2004 and 2003, respectively, through the sale of new DVD and VHS movies and concessions.

GROSS MARGIN

Rental Product Margins

Rental gross margin as a percentage of rental revenue increased to 69.7% for the three months ended March 31, 2004 from 68.0% for the three months ended March 31, 2003. The increase was primarily due to a shift in revenue from VHS product to DVD product, which typically has higher gross margins.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales decreased to 23.9% for the three months ended March 31, 2004 from 26.3% for the three months ended March 31, 2003. The decrease was the result of lower gross margin rates for both Hollywood Video and Game Crazy. For Hollywood Video, the decrease was the result of lower gross margin rates for new movie sales, including markdowns on slow moving and older VHS titles. For Game Crazy, the decrease was the result of a shift in revenue from used product to new product, which typically has lower gross margins. The decrease was partially offset by an increase in the percentage of merchandise sales from Game Crazy, which typically have higher margins than new movie sales in Hollywood Video.

OPERATING COSTS AND EXPENSES

Operating and Selling Expenses

Total operating and selling expenses for the three months ended March 31, 2004 increased as a percentage of revenue to 43.5% from 41.9% for the three months ended March, 31 2003. The percentage increase was primarily the result of higher labor and other fixed and variable expense rates, due to the 6% decrease in same store Hollywood Video sales, and an increase of 92 weighted average Hollywood Video stores. Total operating and selling expense for the three months ended March 31, 2004 increased $17.4 million to $192.5 million from $175.1 million for 2003. The increase was primarily the result of increased variable costs associated with increased total revenue, an increase of 92 weighted-average stores and an increase in operating and selling expenses associated with the expansion of our Game Crazy stores. Payroll and related expenses increased by $9.0 million, rent and related expenses increased by $4.7 million, advertising increased by $1.1 million, and other operating and selling expenses increased by $2.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2004 increased $1.7 million to $32.1 million, or 7.2% of total revenue, from $30.4 million, or 7.3% of total revenue for the three months ended March 31, 2003. Included in the general and administrative expenses for March 31, 2004 was a $1.9 million charge to increase the settlement reserve for wage and hour class action litigation as well as $1.0 million paid to Lazard Freres & Company, LLC for services incurred in connection with its delivery of a fairness opinion related to the merger agreement. Included in general and administrative expenses for the three months ended March 31, 2003 was a $1.7 million charge to increase a class action litigation settlement reserve related to extended rental periods.

NON-OPERATING INCOME (EXPENSE), NET

Interest Expense

Interest expense, net of interest income, decreased in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 by $1.9 million. The reduction was primarily due to the new debt structure, prepayment resulting in decreased borrowing levels and lower interest rates (see Note 5 to see a detailed table of long-term obligations).

Early Debt Retirement

In the first quarter of 2003, we redeemed the outstanding $250 million 10.625% senior subordinated notes due 2004 and retired our prior credit facility due 2004. As a result, we recorded a charge of $12.5 million that included an early redemption premium of $6.6 million and the write-off of deferred financing costs.

INCOME TAXES

Our effective tax rate was a provision of 40.0% for the three months ended March 31, 2004 compared to a provision of 40.5% for the three months ended March 31, 2003. Our effective tax rate varies from the federal statutory rate as a result of nondeductible officer's compensation, other permanent items and minimum state income taxes. In the fourth quarter of 2003 we applied for a change in accounting method with the Internal Revenue Service (IRS) to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. The application is under review by the IRS. Based on internal forecasts and utilization of our net operating loss carryforwards, but excluding any impact of the proposed merger, we do not anticipate significant cash tax payments until 2005.

RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods impact the dollar amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of DVDs or tapes at reduced or no up-front costs, we share agreed-upon portions of the revenue that we derive from the DVDs or tapes with the studio. The studio's share of rental revenue is expensed, net of an estimated residual value, as revenue is earned on revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of sales rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no obligation for future payments to the studios. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of rental product over its estimated useful life to an estimated residual value. Therefore, purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. Cost of rental product included revenue sharing expense of $20.2 million for the three months ended March 31, 2004 compared to $28.9 million for the three months ended March 31, 2003. The decline in revenue sharing expense is primarily the result of an increase in the percentage of movies acquired in the DVD format compared to VHS, as we currently have fewer DVD revenue sharing arrangements than VHS revenue sharing arrangements.

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

Consolidated merchandise inventory decreased $10.2 million to $119.7 million for the three months ended March 31, 2004, from $129.9 million as of December 31, 2003. The decrease was primarily the result of a normal seasonal decline from the fourth quarter and new movie returns of slow moving and older VHS titles.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of DVDs, videocassettes and games. The amount of cash generated from our video store operations in 2004 funded our debt service requirements, maintenance capital expenditures, and Game Crazy operating losses and provided the capital required to add 13 Game Crazy stores and 19 Hollywood Video stores. At March 31, 2004, we had $70.5 million of cash and cash equivalents on hand.

We believe that cash flow from operations, increased flexibility under our new credit facilities, cash on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the foreseeable future, including our expansion plans discussed below in "Cash Used in Investing Activities." However, upon consummation of the merger disclosed above under the heading "Merger Agreement," our capital structure will change significantly. The financing required to complete the merger transaction will require a substantial increase in our long-term obligations, which will increase our debt service requirements. Information regarding the merger agreement and related financing can be found in the Company's current report on Form 8-K filed on March 29, 2004.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $2.3 million, or 3.0%, to $76.1 million for the three months ended March 31, 2004 compared to $73.8 million for the corresponding period of the prior year. The increase was the result of a decrease in income from operations offset by a decrease in interest payments, a decrease in payments related to debt retirement and favorable changes in working capital accounts.

Cash Used in Investing Activities

Net cash used in investing activities was $56.8 million for the three months ended March 31, 2004, including the cost to open 19 Hollywood Video stores and 13 Game Crazy stores. Our investment in rental inventory decreased 19% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decease was primarily due to a shift in purchases from VHS to DVD, which is generally less expensive and results in higher gross margins, as well as a decrease in units purchased due to a weaker slate of new release titles. In the three months ended March 31, 2003, investing activities resulted in a $142.2 million source of cash. The source of cash was primarily the result of proceeds delivered to subordinated note holders on our behalf by the indenture trustee. The delivery of the proceeds to the indenture trustee and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities. In the three months ended March 31, 2003 we opened 11 Hollywood Video stores and 84 Game Crazy stores.

We currently anticipate investing approximately $105 million in 2004 to open 150 Hollywood Video stores and 150 Game Crazy stores and for maintenance capital expenditures in property and equipment. We regularly consider new business initiatives that would enhance, expand, or complement our position in the entertainment industry. Some of those under consideration, such as in-store subscription services and mail delivery rental services, are closely related to our existing business. Any initiative undertaken could require significant capital investment, could be unsuccessful, or, even if successful, could have a short-term adverse impact on our financial condition, liquidity and operating results.

Cash Used in Financing Activities

Net cash flow from financing activities was a $22.9 million use of cash for the three months ended March 31, 2004 that included a $20 million prepayment on our term loan facility, which is now prepaid through 2006, and the repurchase of 295,139 shares of common stock for $3.7 million. Net cash flow from financing activities was a $184.0 million use of cash for the three months ended March 31, 2003. The use of cash reflected the redemption of $250.0 million of senior subordinated notes and the retirement of our prior credit facility of $107.5 million with $218.5 million in proceeds from the indenture trustee and $200.0 million of initial borrowings under our new credit facility.

Instruments governing our indebtedness contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business including our ability to pay dividends and limitations on the amount of common stock we can repurchase. At March 31, 2004, we were in compliance with all covenants contained within our debt agreements.

At March 31, 2004, maturities on long-term obligations for the next five years are as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2004                $        -    $        -    $     392   $     392
2005                         -             -          510         510
2006                         -             -          490         490
2007                         -        20,000           17      20,017
2008                         -       105,000            -     105,000
Thereafter             225,000             -            -     225,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  125,000    $   1,409   $ 351,409
                    ----------    ----------    ---------   ---------

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily store leases) and capital leases. We lease all of our stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of our stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Contractual obligations as of December 31, 2003, the last fiscal year-end date, are as follows (in thousands):


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

Other Financial Measurements: Working Capital

At March 31, 2004, we had cash and cash equivalents of $70.5 million and a working capital deficit of $7.8 million. The working capital deficit is primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue and the majority of this inventory has a relatively short useful life (as evidenced by our amortization policies), the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video rental industry as it is for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the current existence of a working capital deficit does not affect our ability to operate our business and meet our obligations as they come due.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (GAAP) requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 and Note 1 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Our judgments, assumptions and estimates affect, among other things: the amounts of receivables; rental and merchandise inventories; property and equipment, net; goodwill; deferred income tax assets, net; other liabilities; revenue; cost of revenue; and operating costs and expenses. We base our judgments, assumptions and estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ significantly from amounts based on our judgments, assumptions and estimates. Certain critical accounting policies that involve significant judgments, assumptions and estimates which affect amounts recorded in the Consolidated Financial Statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 in Management's Discussion and Analysis of Results of Operations and Financial Condition under the heading "Critical Accounting Policies."

For a discussion of new accounting pronouncements, refer to Note 1, "Accounting Policies," to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of March 31, 2004, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1% during the twelve months ended March 31, 2004 our interest expense would have increased by approximately $1.3 million based on our outstanding balance on the facility as of March 31, 2004.

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

Failure to complete our proposed merger could negatively impact the market price of our common stock. If the merger is terminated and our board of directors seeks another merger or business combination, shareholders cannot be certain that we will be able to find a partner willing to pay an equivalent or better price than the price to be paid in the merger.

We signed a definitive merger agreement with Carso Holdings Corporation ("Carso"), an affiliate of Leonard Green & Partners, L.P., on March 28, 2004. Completion of the merger is subject to a number of contingencies, including approval by a majority of our shareholders, receipt of regulatory approvals and other customary closing conditions. Seven class action lawsuits have been filed naming us, the members of our board of directors, one of our executive officers and Leonard Green & Partners. The lawsuits seek to enjoin the completion of the merger.

Unless or until the merger agreement is terminated, subject to specified exceptions, Hollywood is restricted from entering into or soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger, consolidation, business combination, sale of substantial assets, tender offer, sale of shares of capital stock or other similar transactions with any person or entity other than Carso. As a result of these restrictions, Hollywood may not be able to enter into an alternative transaction at a more favorable price, if at all, without incurring potentially significant liability to Carso.

Uncertainties associated with the proposed merger may cause Hollywood to lose key personnel.

If the merger is not completed for any reason, Hollywood will be subject to a number of risks, including:

- the market price of Hollywood common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;
- costs related to the merger, such as legal and accounting fees and portion of the investment banking fees and, in certain circumstances, termination and expense reimbursement fees, must be paid even if the merger is not completed and will be expensed in the fiscal period in which termination occurs;

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

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. In the second half of 2002 we began an accelerated rollout of our Game Crazy stores, stores within our Hollywood Video stores that specialize in selling and trading video games, opening 207 new stores. In 2003 we added 319 Game Crazy stores and opened 102 Hollywood Video stores. In the first quarter of 2004 we opened 19 Hollywood Video stores and added 13 Game Crazy stores. We anticipate continuing to add additional Game Crazy stores and opening additional Hollywood Video stores in 2004 and beyond. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base and additional Game Crazy stores, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure. In addition, our ability to open and operate new stores in a profitable manner depends upon numerous contingencies, many of which are beyond our control. These contingencies include but are not limited to:

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

As of March 31, 2004, we had total consolidated long-term debt, including capital leases, of approximately $351.4 million. We and our subsidiary could incur substantial additional indebtedness in the future, including the financing required to complete the merger, which will substantially increase our indebtedness. An increase in our indebtedness could intensify the related risks that we now face. For example, it could:

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

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. At March 31, 2004, we were in compliance with all covenants contained within our debt agreements.

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

In the past, companies that have experienced volatility in the market price of their securities have been the target of securities class action litigation. We are aware of seven putative class action lawsuits related to the merger agreement. We may incur substantial costs related to our defense and we may suffer from a diversion of our management's attention and resources.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and additional rental period charges. The Company has vigorously defended these actions and maintains that the terms of its additional rental charge policy are fair and legal. The Company has been successful in obtaining dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. The Company is currently involved in settlement discussions and expects this case to be resolved in 2004. The Company believes it has provided adequate reserves in connection with these lawsuits.

The Company and the members of its Board of Directors are defendants in seven putative class action lawsuits filed in the circuit courts of Clackamas and Multnomah counties, Oregon, related to the Agreement and Plan of Merger Among Hollywood Entertainment Corporation, Carso Holdings Corporation and Cosar Corporation dated as of March 28, 2004 (the "Merger Agreement"). The first of the lawsuits was filed on March 30, 2004, the three most recent were filed on April 6, 2004. The lawsuits allege generally that in approving the Merger Agreement the members of the Board breached fiduciary duties owed to the Company's shareholders. Each lawsuit seeks a court order enjoining the Company from completing the merger, damages in an unstated amount allegedly suffered by the shareholders by reason of the Merger Agreement and the payment of costs and attorneys' fees to the plaintiffs' lawyers. The response of the Company and Board members to the first of the lawsuits is due on April 29, 2004. The Company's articles and bylaws include indemnification provisions with respect to its directors and, in addition to payment of its own legal costs and fees, the Company may be required to advance the payment of legal fees and costs incurred in these lawsuits by the Board members.

In 2003, the Company was named as a defendant in two complaints regarding wage and hour claims in California. In 2004, an additional suit was filed with substantially similar claims. The plaintiffs are seeking to certify a class action alleging that certain California employees were denied meal and rest periods. There are several additional related wage and hours claims for unpaid overtime, late payment of wages and off the clock work. At this time, the Company and plaintiffs have agreed to stay these cases pending consolidation and mediation. The Company believes it has provided adequate reserves in connection with these lawsuits.

In addition, the Company has been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operation, financial condition or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of our purchases of shares of our common stock for the three months ended March 31, 2004 is as follows (in thousands , except share amounts):

               ISSUER PURCHASES OF EQUITY SECURITIES
                 ------------------------------------------------------------
 Period          Total            Average           Total          Maximum
                 Number of        Price Paid        Number of      Number (or
                 Shares           per Share         Shares         Approximate
                 Purchased (1)                      Purchased as   Dollar
                                                    Part of        Value)
                                                    Publicly       of Shares
                                                    Announced      that May
                                                    Plans or       Yet Be
                                                    Programs       Purchased
                                                                   Under the
                                                                   Plans or
                                                                   Programs (2)
                 ---------        ---------         ---------       ---------
January 1-31       295,139        $   12.42           295,139       $     675
February 1-29            -                -                 -             675
March 1-31               -                -                 -          27,212
                 ---------        ---------         ---------
Total              295,139        $   12.42           295,139
                 =========        =========         =========

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated August 27, 2003. Hollywood's board of directors authorized the purchase of the maximum number of shares allowed under the Company's bank credit facility and terms of the indenture. The purchase satisfied the conditions of the safe harbor of SEC Rule 10b-18.

(2)	Hollywood's ability to purchase shares under its publicly announced plan is limited by its bank credit facility. The Company does not intend to make further purchases under the plan while its proposed merger transaction is pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1	Agreement and Plan of Merger dated March 28, 2004 by and among the
Registrant, Carso Holdings Corporation and Cosar Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed March 29, 2004).

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

On January 6, 2004, Hollywood Entertainment Corporation (the "Company") issued a press release announcing its same store sales results for the quarter ended December 31, 2003. The Company's press release is attached to the Form 8-K.

On January 29, 2004, Hollywood Entertainment Corporation (the "Company") issued a press release announcing its financial results for the quarter and year ended December 31, 2003. The Company's press release is attached to the Form 8-K.

On March 28, 2004, Hollywood Entertainment Corporation (the "Company") entered into an agreement and plan of merger (the "Merger Agreement") with Carso Holdings Corporation ("Holdings") and its wholly owned subsidiary. Holdings is a wholly owned subsidiary of Leonard Green & Partners, L.P. ("LGP"), a private equity firm that manages more than $3.6 billion of private equity capital. A copy of the Merger Agreement is attached as exhibit 2.1. If the Merger Agreement is approved by the Company's shareholders at a special shareholder meeting and if the other conditions in the Merger Agreement are met, Holding's wholly owned subsidiary will merge into the Company, with the Company surviving, and each share of Company common stock will be converted into the right to receive $14.00. The Company's March 29, 2004 press release announcing its entry into the Merger Agreement is attached to the Form 8-K. The equity financing necessary for the transaction has been fully committed by a wholly owned subsidiary of LGP and the debt financing necessary for the transaction has been fully committed by affiliates of UBS AG. The commitment letter from UBS is attached to the Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




April 22, 2004                          /S/Timothy R. Price
------------------        -------------------------------------------------
     (Date)                                Timothy R. Price
                	                     Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)

































37

1