Form 10-Q
period 2004-06-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2004-08-06
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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

      Yes  [X]          No  [ ]

As of July 28, 2004 there were 60,761,968 shares of the registrant's Common Stock outstanding.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in thousands, except per share amounts)

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       ------------------  -------------------
                                         2004      2003       2004      2003
                                       --------  --------  --------- ---------
REVENUE:
  Rental product revenue               $344,009  $329,932  $ 703,526 $ 694,479
  Merchandise sales                      79,120    59,511    162,393   112,556
                                       --------  --------  --------- ---------
                                        423,129   389,443    865,919   807,035
COST OF REVENUE:
  Cost of rental product                105,765   106,157    214,699   222,767
  Cost of merchandise                    59,144    42,468    122,475    81,550
                                       --------  --------  --------- ---------
                                        164,909   148,625    337,174   304,317
                                       --------  --------  --------- ---------
GROSS MARGIN                            258,220   240,818    528,745   502,718

Operating costs and expenses:
 Operating and selling                  189,242   174,453    381,741   349,539
 General and administrative              27,244    25,156     59,360    55,549
 Store opening expenses                     711     1,338      1,037     2,723
 Restructuring charges
  for store closures                       (190)        -       (190)        -
                                        -------  --------  --------- ---------
                                        217,007   200,947    441,948   407,811
                                        -------  --------  --------- ---------
INCOME FROM OPERATIONS                   41,213    39,871     86,797    94,907

Non-operating expense:
 Interest expense, net                   (7,505)   (8,171)   (15,259)  (17,835)
 Early debt retirement                        -         -          -   (12,467)
                                       --------  --------  --------- ---------
Income before income taxes               33,708    31,700     71,538    64,605
Provision for income taxes              (13,483)  (12,522)   (28,615)  (25,849)
                                       --------  --------  --------- ---------
NET INCOME                             $ 20,225  $ 19,178  $  42,923 $  38,756
                                       ========  ========  ========= =========

-------------------------------------------------------------------------------
Net income per share:
   Basic                               $   0.33  $   0.32  $    0.71 $    0.64
   Diluted                             $   0.32  $   0.30  $    0.69 $    0.60
-------------------------------------------------------------------------------
Weighted average shares outstanding:
   Basic                                 60,607    60,626     60,127    60,249
   Diluted                               62,902    64,655     62,595    64,291
-------------------------------------------------------------------------------



The accompanying notes are an integral part of this financial statement
                      HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                        -------------------------
                                          June 30,    December 31,
                                            2004          2003
                                        -----------   -----------
                                        (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents              $   117,211  $     74,133
 Receivables, net                            28,453        33,987
 Merchandise inventories                    117,610       129,864
 Prepaid expenses and other current
  assets                                     11,112        13,233
                                        -----------   -----------
Total current assets                        274,386       251,217

Rental inventory, net                       265,333       268,748
Property and equipment, net                 280,762       288,857
Goodwill                                     66,678        66,678
Deferred income tax asset, net               83,704       104,302
Other assets                                 16,313        17,655
                                        -----------   -----------
                                        $   987,176   $   997,457
                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  obligations                           $       583   $       647
 Accounts payable                           120,661       159,586
 Accrued expenses                           116,957       117,867
 Accrued interest                             6,426         6,467
 Income taxes payable                         3,405           284
                                        -----------    ----------
Total current liabilities                   248,032       284,851
Long-term obligations, less current
 portion                                    350,803       370,669
Other liabilities                            15,742        16,108
                                        -----------    ----------
                                            614,577       671,628
Commitments and contingencies                     -             -
Shareholders' equity:
Preferred stock, 25,000,000 shares
 authorized; no shares issued and
 outstanding                                      -             -
Common stock, 100,000,000 shares
 authorized; 60,711,661 and
 59,666,347 shares issued and
 outstanding, respectively                  492,961       489,247
Unearned compensation                             -          (133)
Accumulated deficit                        (120,362)     (163,285)
                                        -----------    ----------
Total shareholders' equity                  372,599       325,829
                                        -----------    ----------
                                        $   987,176   $   997,457
                                        ===========   ===========



The accompanying notes are an integral part of this financial statement.

                        HOLLYWOOD ENTERTAINMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)

                                                  Six Months ended
                                                      June 30,
                                                --------------------
                                                   2004       2003
                                                ---------  ---------
Operating activities:
 Net income                                     $  42,923  $  38,756
Adjustments to reconcile net income to cash
  provided by operating activities:
  Write-off deferred financing costs                    -      5,827
  Amortization of rental product                   99,549    108,035
  Depreciation                                     31,882     30,007
  Amortization of deferred financing costs          1,647      1,302
  Tax benefit from exercise of stock options        5,409      5,274
  Change in deferred rent                            (365)      (762)
  Change in deferred taxes                         20,598     18,401
  Non-cash stock compensation                         133        299
 Net change in operating assets and liabilities:
  Receivables                                       5,534      5,915
  Merchandise inventories                          12,254    (22,073)
  Accounts payable                                (38,925)   (30,759)
  Accrued interest                                    (42)    (2,935)
  Other current assets and liabilities              4,206    (14,968)
                                                ---------  ---------
     Cash provided by operating activities        184,803    142,319
                                                ---------  ---------
Investing activities:
 Purchases of rental inventory, net               (96,134)   (97,512)
 Purchase of property and equipment, net          (23,787)   (45,385)
 Increase in intangibles and other assets            (179)      (598)
 Proceeds from indenture trustee                        -    218,531
                                                ---------  ---------
     Cash (used in) provided by
       investing activities                      (120,100)    75,036
                                                ---------  ---------
Financing activities:
 Extinguishment of subordinated debt                    -   (250,000)
 Borrowings under new term loan                         -    200,000
 Repayment of prior revolving loan                      -   (107,500)
 Decrease in credit facilities                    (20,000)   (15,000)
 Debt financing costs                                   -     (6,989)
 Repayments of capital lease obligations             (227)    (6,620)
 Repurchase of common stock                        (3,665)         -
 Proceeds from capital lease obligation               297          -
 Proceeds from exercise of stock options            1,970      1,991
                                                ---------  ---------
     Cash used in financing activities            (21,625)  (184,118)
                                                ---------  ---------
Increase in cash and
 cash equivalents                                  43,078     33,237
Cash and cash equivalents at
 beginning of year                                 74,133     33,145
                                                ---------  ---------
Cash and cash equivalents
   at end of second quarter                     $ 117,211  $  66,382
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

                                     (in thousands, except per share amounts)
                                        Three Months         Six Months
                                       Ended June 30,      Ended June 30,
                                     --------  --------  --------  --------
                                       2004      2003      2004      2003
                                     --------  --------  --------  --------
Net income, as reported              $ 20,225  $ 19,178  $ 42,923  $ 38,756
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                    0        76        80       180
Deduct: Total stock-based employee
  compensation expense under
  fair value based method for
  all awards, net of tax               (1,012)   (2,366)   (2,693)   (4,482)
                                     --------  --------  --------  --------
Pro forma net income                 $ 19,213  $ 16,888  $ 40,310  $ 34,454
                                     ========  ========  ========  ========
Earnings per Share:
  Basic--as reported                 $   0.33  $   0.32  $   0.71  $   0.64
  Basic--pro forma                       0.32      0.28      0.67      0.57
  Diluted--as reported                   0.32      0.30      0.69      0.60
  Diluted--pro forma                 $   0.31  $   0.27  $   0.66  $   0.56

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

(2) Merger Agreement

On March 28, 2004 the Company signed a definitive merger agreement with Carso Holdings Corporation ("Carso"), an affiliate of Leonard Green & Partners, L.P. If the merger is completed as contemplated by the merger agreement, Hollywood Entertainment shareholders, except for Mark Wattles, the Company's founder, Chairman and Chief Executive Officer, and other members of senior management who will acquire Carso common stock, will receive $14.00 per share in cash. Mr. Wattles will continue in his current capacities following the merger and will own 50% of the common stock and 52% of the junior preferred stock of Carso. Green Equity Investors IV, LP will own 50% of the common stock of Carso, 48% of the junior preferred stock of Carso, and all of the senior preferred stock of Carso. The Company entered into the merger agreement following the unanimous recommendation of a special committee comprised of the independent directors of the Company's Board of Directors (the "Special Committee"). The Special Committee and the Board of Directors received a fairness opinion from Lazard Freres & Company, LLC.

The closing of the merger is subject to terms and conditions customary for transactions of its type, including shareholder approval and the completion of financing. On August 6, 2004, the Company filed a current report on Form 8-K announcing that Leonard Green & Partners, L.P. had informed us that, due to industry and market conditions, Leonard Green & Partners, L.P. believes the financing condition to the completion of the merger will not be satisfied. The Company and the Special Committee are considering Hollywood's alternatives to determine the course of action that would be in the best interests of our shareholders. The Company does not assure you that a merger with Carso will be completed, or if completed, that it would be completed on terms that do not differ materially from those in the merger agreement.

(3) Rental Inventory Amortization Policy

The Company manages its rental inventories of movies as two distinct categories, new releases and catalog. New releases, which represent the majority of all movies acquired, are those movies that are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, represents an investment in those movies the Company intends to hold for an indefinite period of time and represents a historic collection of movies which are maintained on a long-term basis for rental to customers. In addition, the Company acquires catalog inventories to support new store openings and to build-up its title selection, primarily as it relates to newer formats such as DVD.

Purchases of new release movies are amortized over four months to current estimated average residual values of approximately $2.00 for VHS and $4.00 for DVD (net of estimated allowances for losses). Purchases of VHS and DVD catalog are currently amortized on a straight-line basis over twelve months and sixty months, respectively, to estimated residual values of $2.00 for VHS and $4.00 for DVD.

For new release movies acquired under revenue sharing arrangements, the studios' share of rental revenue is charged to cost of rental, net of average estimated residual values, which are approximately equal to the residual values of purchased inventory, as outlined above. The expense is recorded as revenue is earned on the respective revenue sharing titles.

The majority of games purchased are amortized over four months to an average residual value below $5.00. Games that the Company expects to keep in rental inventory for an indefinite period of time are amortized on a straight-line basis over two years to a current estimated residual value of $5.00.

(4) Statements of Changes in Shareholders' Equity

A summary of changes to shareholders' equity amounts for the six months ended June 30, 2004 is as follows (in thousands, except share amounts):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  --------
Balance at 12/31/2003       59,666,347 $489,247 $   (133) $(163,285) $325,829
                            ---------- -------- --------  ---------  --------
Issuance of common stock:
  Stock options exercised     1,340,453   1,970                         1,970
  Stock options tax benefit               5,409                         5,409
  Stock compensation                          -      133                  133
Repurchase of common stock    (295,139)  (3,665)                       (3,665)
Net income                                                   42,923    42,923
                            ---------- -------- --------  ---------  --------
Balance at 06/30/2004       60,711,661 $492,961 $      -  $(120,362) $372,599
                            ========== ======== ========  =========  ========

(5) Off Balance Sheet Arrangements

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. The Company's stores generally have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $59.8 million and $118.9 million for the three months and the six months ended June 30, 2004, respectively, compared to $55.8 million and $110.8 million for the corresponding periods of the prior year. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $12.4 million and $24.6 million for the three months and the six months ended June 30, 2004, respectively, compared to $11.6 million and $23.2 million for the corresponding periods of the prior year.

At December 31, 2003, the last fiscal year-end date, the future minimum annual rental commitments under non-cancelable operating leases were as follows (in thousands):
               ------------------------------
               Year Ending         Operating
               December 31,         Leases
               ------------------------------
               2004                $237,821
               2005                 228,986
               2006                 209,071
               2007                 178,674
               2008                 139,845
               Thereafter           361,134

(6)  LONG-TERM OBLIGATIONS AND LIQUIDITY

The Company had the following long-term obligations as of June 30, 2004 and December 31, 2003 (in thousands):
                                               June 30,    December 31,
                                              ----------    ----------
                                                 2004          2003
                                              ----------    ----------
Borrowings under credit facilities            $  125,000    $  145,000
Senior subordinated notes due 2011 (1)           225,000       225,000
Obligations under capital leases                   1,386         1,316
                                              ----------    ----------
                                                 351,386       371,316
Current portion:
   Capital leases                                    583           647
                                              ----------    ----------
                                                     583           647
Total long-term obligations
 net of current portion                       ----------    ----------
                                              $  350,803    $  370,669
                                              ==========    ==========
    (1) Coupon payments at 9.625% are due semi-annually in March and September.

If the merger described in Note 2 is completed, the Company's capital structure is expected to change significantly. If the merger is completed, the Company anticipates the senior subordinated notes due 2011 and the current term loan credit facility will be retired and replaced with new financing arrangements. The new arrangements would substantially increase the long-term obligations of the Company. Information regarding the merger agreement and related financing can be found in the Company's current reports on Form 8-K filed on March 29, 2004, June 8, 2004, and August 6, 2004, and in the Company's preliminary proxy statement filed on July 8, 2004.

The senior subordinated notes due 2011 are redeemable, at the option of the Company, beginning March 15, 2007, at rates starting at 104.8% of principal amount reduced annually through March 15, 2009, at which time they become redeemable at 100% of the principal amount. The terms of the indenture governing the notes may restrict, among other things, payment of dividends and other distributions, investments, the repurchase of capital stock or subordinated indebtedness, the making of certain other restricted payments, the incurrence of additional indebtedness or liens by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the notes will have the right to require the Company to repurchase the holder's notes at 101% of principal amount thereof. At June 30, 2004, the Company was in compliance with the restrictions, covenants, and other terms of the indenture. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement.

On January 16, 2003, the Company completed the closing of the senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. The facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. The Company used the net proceeds from the transaction to repay amounts outstanding under the Company's prior credit facilities that were due in 2004, redeem the remaining $46.1 million outstanding principal amount of the Company's 10.625% senior subordinated notes due 2004 and for general corporate purposes. The Company completed the redemption of the 10.625% senior subordinated notes on February 18, 2003. The Company has prepaid $75 million of the term loan facility principal payments due through 2006, including a $20 million payment made on January 5, 2004.

Revolving credit loans under the new facility bear interest, at the Company's option, at an applicable margin over the bank's base rate loan or the LIBOR rate. The initial margin over LIBOR was 3.5% for the term loan facility and will step down if specified performance targets are met. The credit facility contains financial covenants (determined in each case on the basis of the definitions and other provisions set forth in such credit agreement), some of which may become more restrictive over time, that include a (1) maximum debt to adjusted EBITDA test, (2) minimum interest coverage test, and (3) minimum fixed charge coverage test. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement. At June 30, 2004, the Company was in compliance with all covenants contained in the agreement.

Maturities on long-term obligations at June 30, 2004 for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2004                $        -    $        -    $     322   $     322
2005                         -             -          529         529
2006                         -             -          509         509
2007                         -        20,000           26      20,026
2008                         -       105,000            -     105,000
Thereafter             225,000             -            -     225,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  125,000    $   1,386   $ 351,386
                    ----------    ----------    ---------   ---------

(7) Earnings per Share

Earnings per basic share are calculated based on income available to common shareholders and the weighted average number of common shares outstanding during the reported period. Earnings per diluted share include additional dilution from the effect of potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options.

The following tables are reconciliations of the earnings per basic and diluted share computations (in thousands, except per share amounts):

                                 Three Months Ended June 30,
                    ----------------------------------------------------------
                              2004                           2003
                    ---------------------------  -----------------------------
                      Net              Per Share     Net             Per Share
                    Income   Shares(1)  Amounts   Income   Shares(1)   Amounts
                    -------  ---------  -------  --------  ---------  --------
Income per
 basic share:      $ 20,225     60,607  $  0.33  $ 19,178     60,626   $  0.32
Effect of dilutive                      =======                        =======
 securities:
   Stock options          -      2,295                  -      4,029
                    -------  ---------           --------  ---------
Income per
  diluted share:   $ 20,225     62,902  $  0.32  $ 19,178     64,655   $  0.30
                    =======  =========  =======  ========  =========  ========
(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 2.0 million shares and 1.0 million shares for the three months ended June 30, 2004 and 2003, respectively.

                                  Six Months Ended June 30,
                    -----------------------------------------------------------
                              2004                           2003
                    ----------------------------  -----------------------------
                      Net              Per Share     Net              Per Share
                    Income   Shares(1)   Amounts   Income   Shares(1)   Amounts
                    -------  ---------  --------  --------  -------  ----------
Income per
 basic share:       $42,923     60,127  $   0.71  $ 38,756   60,249     $  0.64
Effect of dilutive                       =======                      =========
 securities:
   Stock options          -      2,468                   -    4,042
                    -------  ---------            --------  -------
Income per
  diluted share:    $42,923     62,595   $  0.69  $ 38,756   64,291    $   0.60
                    =======  =========  ========  ========  =======   =========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 2.8 million shares and 1.1 million shares in the six months ended June 30, 2004 and 2003, respectively.

(8)  Store Closure Restructuring

At June 30, 2004, there were no remaining stores to be closed pursuant to the Company's store closure plan adopted in December of 2000 and amended in December of 2001, 2002 and 2003. As a result, the remaining balance of $0.2 million was reversed in the second quarter of 2004.

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

The Company and the members of its Board of Directors are defendants in eight putative class action lawsuits filed in the circuit courts of Clackamas and Multnomah counties, Oregon, related to the Merger Agreement described in Note
2. The lawsuits allege generally that in approving the Merger Agreement the members of the Board breached fiduciary duties owed to the Company's shareholders. Each lawsuit seeks a court order enjoining the Company from completing the merger, damages in an unstated amount allegedly suffered by the shareholders by reason of the Merger Agreement and the payment of costs and attorneys' fees to the plaintiffs' lawyers. The Company's articles and bylaws include indemnification provisions with respect to its directors and, in addition to payment of its own legal costs and fees, the Company may be required to advance the payment of legal fees and costs incurred in these lawsuits by the Board members. On July 8, 2004, the Company filed a current report on Form 8-K announcing a tentative settlement had been reached. The Company believes it has provided adequate reserves in connection with these lawsuits and tentative settlement.

In 2003, the Company was named as a defendant in two complaints regarding wage and hour claims in California. In 2004, an additional suit was filed with substantially similar claims. The plaintiffs are seeking to certify a class action alleging that certain California employees were denied meal and rest periods. There are several additional related wage and hours claims for unpaid overtime, late payment of wages and off the clock work. At this time, the Company and plaintiffs have agreed to stay these cases pending consolidation and mediation. A mediation is scheduled for September 9, 2004. The Company believes it has provided adequate reserves in connection with these lawsuits.

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

(10) Related Party Transactions

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as a licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles' employment agreement in January 2001. These stores are operated by Boards and are not included in the 1,954 stores operated by the Company. Mark Wattles, the Company's founder and Chief Executive Officer, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2.0% of revenue and also purchases products and services from the Company at the Company's cost. Boards is in compliance with the 30 day payment terms under the arrangement. The outstanding balance of $985 thousand due the Company is related to current activity. As of June 30, 2004, Boards operated 21 stores, but has since closed a store.

The following table reconciles the net receivable balance due from Boards, Inc.
(in thousands):                 ---------------------     -------------------
                                         2004                     2003
                                ---------------------     -------------------

                                 2nd Qtr    Yr-To-Date      2nd Qtr  Yr-To-Date
                                 --------    --------     --------   --------

Beginning Receivable Balance    $    444     $  1,509      $   399    $   631
                                --------     --------     --------   --------
                 License fee          25           25           75        175
             (2%)Royalty fee         131          263           75        132
         Products & Services       3,141        5,046        2,195      4,351
                                --------     --------     --------   --------
                    Expenses       3,297        5,334        2,345      4,658
                    Payments      (2,756)      (5,858)      (2,276)    (4,821)
                                --------     --------     --------   --------
      Ending Balance June 30    $    985     $    985      $   468   $    468
                                ========     ========     ========   ========

(11) Segment Reporting

In 2003, in an effort to ensure the creation of a "gamer" culture within its game departments, the Company began managing its business as two separate segments, Hollywood Video and Game Crazy, wherein the Hollywood Video segment represents the Hollywood Video stores and the Game Crazy segment represents the in-store game departments. Beginning with the 2003 annual report filed on Form 10-K, the Company chose to present its financial results pursuant to the guidelines for segment reporting under FAS 131, including the presentation of operating income by segment. When calculating operating income by segment, in addition to any direct costs incurred as a result of operating the game departments, the Company also allocated a portion of the Company's total corporate overhead based on 1% of the game departments' budgeted revenue in order to assign costs associated with information technology support, treasury and accounting functions and other general and administrative services.


                     Three Months Ended             Three Months Ended
                       June 30, 2004                  June 30, 2003
                 ----------------------------  ----------------------------
                 Hollywood   Game              Hollywood   Game
                   Video     Crazy     Total     Video     Crazy     Total
                 ---------- -------- --------  ---------- -------- --------
Revenues         $  370,169 $ 52,960 $423,129  $  358,000 $ 31,443 $389,443
Depreciation         13,630    1,029   14,659      14,057      981   15,038
Overhead
 Allocation            (519)     519        -        (314)     314        -
Income (loss)
 from operations     47,107   (5,894)  41,213      45,327   (5,456)  39,871
Total assets        883,566  103,610  987,176     890,105   71,668  961,773
Purchases of
 property and
 equipment, net      11,573    1,402   12,975      16,983    9,835   26,818



                      Six Months Ended               Six Months Ended
                        June 30, 2004                  June 30, 2003
                 ----------------------------  ----------------------------
                 Hollywood    Game             Hollywood    Game
                   Video      Crazy   Total      Video      Crazy   Total
                 ---------- -------- --------  ---------- -------- --------
Revenues         $  755,590 $110,329 $865,919  $  751,742 $ 55,293 $807,035
Depreciation         28,881    3,001   31,882      28,357    1,650   30,007
Overhead
 Allocation          (1,093)   1,093        -        (553)     553        -
Income (loss)
 from operations     97,343  (10,546)  86,797     104,272   (9,365)  94,907
Total assets        883,566  103,610  987,176     890,105   71,668  961,773
Purchases of
 property and
 equipment, net      21,116    2,671   23,787      27,347   18,038   45,385


(12) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one subsidiary, Hollywood Management Company (HMC), during the six months ended June 30, 2004. HMC is wholly owned and a guarantor of the senior subordinated notes of HEC. The consolidating condensed financial statements below present the results of operations, financial position and liquidity of HEC and HMC.

Consolidating Condensed Statement of Operations
Six months ended June 30, 2004
(unaudited, in thousands)

                           ---------- ---------- --------- ----------
                               HEC       HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------- ---------- --------- ----------
REVENUE                    $ 867,356  $  74,882  $(76,319) $ 865,919
COST OF REVENUE              337,174          -         -    337,174
GROSS MARGIN                 530,182     74,882   (76,319)   528,745

OPERATING COSTS & EXPENSES:
 Operating and selling       369,935     11,806         -    381,741
 General & administrative    108,370     27,309   (76,319)    59,360
 Store Opening Expenses        1,037          -         -      1,037
 Restructuring charge for
  Store closure                 (190)         -         -       (190)

INCOME FROM OPERATIONS        51,030     35,767         -     86,797

Interest income                    -     17,956   (17,656)       300
Interest expense             (33,215)         -    17,656    (15,559)
Early debt retirement              -                               -
Equity Earnings in Subsidiary 32,427          -   (32,427)         -
Income before income
 taxes                        50,242     53,723   (32,427)    71,538

Benefit from (provision for)
 income taxes                 (7,319)   (21,296)        -    (28,615)

NET INCOME                 $  42,923 $   32,427  $(32,427) $  42,923


Consolidating Condensed Statement of Operations
Six months ended June 30, 2003
(unaudited, in thousands)

                           ---------- ---------- --------- ----------
                               HEC       HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------- ---------- --------- ----------
REVENUE                    $ 808,473  $  77,735  $(79,173) $ 807,035
COST OF REVENUE              304,317          -         -    304,317
GROSS MARGIN                 504,156     77,735   (79,173)   502,718

OPERATING COSTS & EXPENSES:
 Operating and selling       341,895      7,644         -    349,539
 General & administrative    109,931     24,791   (79,173)    55,549
 Store Opening Expenses        2,723          -         -      2,723
 Restructuring charge for
  Store closure                    -          -         -          -

INCOME FROM OPERATIONS        49,607     45,300         -     94,907

Interest income                    -     17,476   (16,929)       547
Interest expense             (35,311)         -    16,929    (18,382)
Equity in Earnings            37,659          -   (37,659)         -
 Of Subsidiary
Early debt retirement        (12,467)         -         -    (12,467)
Income before income
 taxes                        39,488     62,776   (37,659)    64,605

Benefit from (provision for)
 income taxes                   (732)   (25,117)        -    (25,849)

NET INCOME                 $  38,756 $   37,659  $(37,659)  $ 38,756


Consolidating Condensed Balance Sheet
June 30, 2004
(unaudited, in thousands)

                           ---------- ---------- ---------- ----------
                               HEC       HMC       Elimin-    Consol-
                                                   ations     idated
                           ---------- ---------- ---------- ----------
ASSETS
Cash and cash equivalents $    2,328  $ 114,883   $      -  $ 117,211
Receivables                   23,413    415,516   (410,476)    28,453
Merchandise inventories      117,610          -          -    117,610
Prepaid expenses and other     8,480      2,632          -     11,112
 current assets
Total current assets         151,831    533,031   (410,476)   274,386

Rental inventory, net        265,333          -          -    265,333
Property & equipment, net    256,570     24,192          -    280,762
Goodwill, net                 66,678          -          -     66,678
Deferred tax assets, net      83,704          -          -     83,704
Other assets, net              8,638      7,675          -     16,313
Investment in Subsidiary     338,238          -   (338,238)         -

Total Assets              $1,170,992  $ 564,898 $ (748,714)$  987,176

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $     583  $       -  $       -  $     583
Accounts payable             410,476    120,661   (410,476)   120,661
Accrued expenses              20,789     96,168          -    116,957
Accrued interest                   -      6,426          -      6,426
Income taxes payable               -      3,405          -      3,405
Total current liabilities    431,848    226,660   (410,476)   248,032

Long-term obligations, less
 current portion             350,803          -          -    350,803
Other liabilities             15,742          -          -     15,742
Total liabilities            798,393    226,660   (410,476)   614,577

Common stock                 492,961      4,008     (4,008)   492,961
Unearned compensation              -          -          -          -
Retained earnings
 (accumulated deficit)      (120,362)   334,230   (334,230)  (120,362)
Total shareholders'
 equity (deficit)            372,599    338,238   (338,238)   372,599
Total liabilities and
 shareholders' equity
 (deficit)                $1,170,992 $  564,898  $(748,714)$  987,176


Consolidating Condensed Balance Sheet
December 31, 2003
(in thousands)

                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,259 $    71,874  $        -  $   74,133
Cash held by trustee for
 Refinancing                                    -                       -
Accounts receivable, net       24,796     461,250    (452,059)     33,987
Merchandise inventories       129,864           -           -     129,864
Prepaid expenses and other
 current assets                10,041       3,192           -      13,233
Total current assets          166,960     536,316    (452,059)    251,217
Rental inventory, net         268,748           -           -     268,748
Property & equipment, net     265,257      23,600           -     288,857
Goodwill, net                  66,678           -           -      66,678
Deferred income tax asset     104,302           -           -     104,302
Other assets, net              10,461       7,194           -      17,655
Investment in Subsidiary      305,813           -    (305,813)          -
Total assets               $1,188,219  $  567,110  $ (757,872) $  997,457

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $      647  $        -  $        -  $      647
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)          -           -           -           -
Accounts payable              452,059     159,586    (452,059)    159,586
Accrued expenses               22,907      94,960           -     117,867
Accrued interest                    -       6,467           -       6,467
Income taxes payable                -         284           -         284
Total current liabilities     475,613     261,297    (452,059)    284,851
Long-term obligations, less
 current portion              370,669           -           -     370,669
Other liabilities              16,108           -           -      16,108
Total liabilities             862,390     261,297    (452,059)    671,628
Common stock                  489,247       4,008      (4,008)    489,247
Unearned compensation            (133)          -           -        (133)
Retained earnings
 (accumulated deficit)       (163,285)    301,805    (301,805)   (163,285)
Total shareholders'
 equity (deficit)             325,829     305,813    (305,813)    325,829
Total liabilities and
 shareholders equity
 (deficit)                 $1,188,219  $  567,110  $(757,872) $   997,457


Consolidating Condensed Statement of Cash Flows
Six months ended June 30, 2004
(unaudited, in thousands)

                              ---------- ---------- ---------- ----------
                                  HEC        HMC      Elimin-    Consol-
                                                      ation      idated
                              ---------- ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $  42,923 $   32,427   $(32,427) $  42,923
 Equity Earnings in Subsidiary  (32,427)         -     32,427          -
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                    -          -          -          -
  Depreciation &
   amortization                 130,856      2,222          -    133,078
  Tax benefit from exercise
   of stock options               5,409          -          -      5,409
  Change in deferred tax asset   20,598          -          -     20,598
  Change in deferred rent          (365)         -          -       (365)
  Non cash stock compensation       133          -          -        133
  Net change in operating
   assets & liabilities         (28,504)    11,531          -    (16,973)
Cash provided by (used in)
  Operating activities          138,623     46,180          -    184,803

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (96,134)         -          -    (96,134)
 Purchase of property &
  equipment, net                (20,972)    (2,815)         -    (23,787)
 Increase in intangibles
  & other assets                      -          -          -          -
 Refinancing Proceeds               177       (356)         -       (179)
Cash used in investing
 activities                    (116,929)    (3,171)         -   (120,100)

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net                   -          -          -          -
 Repayments of capital lease
  obligations                      (227)         -          -       (227)
 Repurchase of Common Stock      (3,665)         -          -     (3,665)
 Proceeds from exercise
  of stock options                1,970          -          -      1,970
 Decrease in Credit Facility    (20,000)         -          -    (20,000)
 Proceeds from Capital lease
  Obligations                       297          -          -        297
Cash used in financing
 activities                     (21,625)         -          -    (21,625)

Increase in cash
 and cash equivalents                69     43,007          -     43,078
Cash and cash equivalents
 at beginning of year             2,259     71,874          -     74,133
Cash and cash equivalents at
 the end of the second
 quarter                      $   2,328  $ 114,883          -  $ 117,211


Consolidating Condensed Statement of Cash Flows
Six months ended June 30, 2003
(unaudited, in thousands)

                              ---------- ---------- ---------- ----------
                                  HEC        HMC      Elimin-   Consol-
                                                      ation     idated
                              ---------- ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $  38,756  $  37,659   (37,659)  $  38,756
 Equity Earnings in Subsidiary  (37,659)         -    37,659           -
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                5,827          -         -       5,827
  Depreciation &
   amortization                 135,663      3,681         -     139,344
  Tax benefit from exercise
   of stock options               5,274          -         -       5,274
  Change in deferred tax asset   18,401          -         -      18,401
  Change in deferred rent          (762)         -         -        (762)
  Non cash stock compensation       299          -         -         299
  Net change in operating
   assets & liabilities         157,118   (221,938)        -     (64,820)
Cash provided by (used in)
  Operating activities          322,917   (180,598)        -     142,319

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (97,512)         -         -     (97,512)
 Purchase of property &
  equipment, net                (41,336)    (4,049)        -     (45,385)
 Increase in intangibles
  & other assets                    167       (765)        -        (598)
 Net Proceeds from indenture
  trustee                             -    218,531         -     218,531
Cash used in investing
 activities                    (138,681)   213,717         -      75,036

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net                   -          -         -           -
 Repayments of capital lease
  obligations                    (6,620)         -         -      (6,620)
 Proceeds from exercise
  of stock options                1,991          -          -      1,991
 Increase in revolving
  loans, net                   (179,489)         -          -   (179,489)
Cash used in financing
 activities                    (184,118)         -          -   (184,118)

Increase in cash
 and cash equivalents               118     33,119          -     33,237
Cash and cash equivalents
 at beginning of year             2,045     31,100          -     33,145
Cash and cash equivalents at
 the end of the second
 quarter                      $   2,163  $  64,219   $      -  $  66,382



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ABOUT HOLLYWOOD ENTERTAINMENT

We are the second largest rental retailer of movies and video games in the United States. We opened our first Hollywood Video store in October 1988 and, as of June 30, 2004, we operated 1954 Hollywood Video stores in 47 states and the District of Columbia, of which 646 included an in-store game department("Game Crazy"), where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy department carries over 2,500 video game titles and occupies an area of approximately 700 to 900 square feet within the store.

For the six months ended June 30, 2004, we derived 81.3% of our revenue from movie and game rental products, 12.7% from the sale of new and used game hardware, software and accessories in our game departments, and 6.0% from the sale of new movies, concessions and video accessories.

Although domestic rental spending has remained fairly flat over the past five years and appears to be declining in 2004, we have increased revenue through opening new stores, taking market share and selling more used movies. We estimate approximately half of the rental industry's market share remains divided among a relatively large number of smaller independent and regional operators. The studios' current movie distribution practice provides an exclusive window for DVD and VHS retail channels before the movies are available to pay-per view, video-on-demand and other distribution channels. Changes in the studio distribution practice or changes in pricing of movies could negatively impact our business. For a discussion of risks inherent to our industry in general and Hollywood video in particular, please see "Cautionary Statements".

The video game industry, an approximately $10 billion market in the United States in 2003 according to NPD Group, Inc., has historically experienced peaks and valleys in consumer spending attributable to the release of new technology platforms for game play. In 2000 and 2001, Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox, three new-generation hardware technology products, were introduced. These platforms have substantially increased the installed base of video game hardware units and have driven significant growth in video game software. As with the introduction of previous new platforms, consumers have increased both their purchase and rental of games. In addition, the emergence and acceptance of buying, selling and trading used games has caused used game sales to grow rapidly for certain retailers who sell used games, including us.

Our strategy is to make Hollywood Video stores a total home entertainment destination. The Hollywood Video retail model, including the types of real estate sites we pursue, the store design, employee hiring and training practices, and inventory and merchandising standards, is designed to maximize the number of customers per store, as well as the frequency of customer visits and the amount that consumers spend per visit. Our stores are typically located in high-traffic, high-visibility locations with convenient access and parking. Inside the store, we focus on providing a superior selection of movies and games for rent as well as new and used movies and games for sale, in a friendly and inviting atmosphere that encourages browsing. We believe that consumers view movie and game rentals in general, and our pricing structure and rental terms in particular, as a convenient form of entertainment and an excellent value. As it relates to movie sales, our focus is primarily on used movies which we believe offer a better value to those consumers who choose to purchase as opposed to rent. As it relates to game sales, our approach is to build dedicated departments within the store. This approach, combined with the core concept of buy, sell and trade, along with our employee hiring and training, and inventory selection and merchandising presentation, is designed to appeal to both "hard-core" and casual game consumers.

Remerchandising a Hollywood Video to include a game department allows us to leverage our real estate investment and customer traffic, and even though we reduce the area dedicated to movie merchandising in order to make room for a game department, increases rental membership, customer traffic and movie-related revenue and total transactions. Moreover, we believe that there is significant customer overlap, and that our integrated approach provides a competitive advantage by enabling us to offer consumers a total home entertainment destination.

Key indicators used in running our business include total revenue growth, same store sales, gross margin rates, inventory levels, and operating expenses in dollars and as percentage of revenue. We also use key indicators that are non-GAAP including EBITDA, Adjusted EBITDA, free cash flow and return on investment. Our operating results are subject to the application of critical accounting policies as discussed in "Critical Accounting Policies and Estimates." These policies require management to make significant estimates, judgments and assumptions that are subject to uncertainties that may change as additional information becomes known.

Merger Agreement

On March 28, 2004 we signed a definitive merger agreement with Carso Holdings Corporation ("Carso"), an affiliate of Leonard Green & Partners, L.P. If the merger is completed as contemplated by the merger agreement, our shareholders, except for Mark Wattles, our founder, Chairman and Chief Executive Officer, and other members of senior management who will acquire Carso common stock, will receive $14.00 per share in cash. Mr. Wattles will continue in his current capacities following the merger and will own 50% of the common stock and 52% of the junior preferred stock of Carso. Green Equity Investors IV, LP will own 50% of the common stock of Carso, 48% of the junior preferred stock of Carso, and all of the senior preferred stock of Carso. We entered into the merger agreement following the unanimous recommendation of a special committee comprised of the independent directors of the Company's Board of Directors (the "Special Committee"). The Special Committee and the Board of Directors received a fairness opinion from Lazard Freres & Company, LLC.

The closing of the merger is subject to terms and conditions customary for transactions of its type, including shareholder approval and the completion of financing. On August 6, 2004, we filed a current report on Form 8-K announcing that Leonard Green & Partners, L.P. had informed us that, due to industry and market conditions, Leonard Green & Partners, L.P. believes the financing condition to the completion of the merger will not be satisfied. We and the Special Committee are considering Hollywood's alternatives to determine the course of action that would be in the best interests of our shareholders. We do not assure you that a merger with Carso will be completed, or if completed, that it would be completed on terms that do not differ materially from those in the merger agreement.

RESULTS OF OPERATIONS

Summary Results of Operations

Total revenue for the three months and six months ended June 30, 2004 was $423.1 million and $865.9 million, respectively, compared to $389.4 million and $807.0 million for the corresponding periods of the prior year. The increase was primarily attributable to more Hollywood Video stores, more game departments and positive same store sales.

Our income from operations for the three months ended June 30, 2004 was $41.2 million compared to $39.9 million for the three months ended June 30, 2003. The increase was attributable to expense leverage on higher revenue partially offset by merger-related expenses of $2.4 million. Income from operations for the six months ended June 30, 2004 was $86.8 million compared to $94.9 million for the six months ended June 30, 2003. The decrease was attributable to a shift in the mix of revenue coming from merchandise sales, which has a lower profit margin than rental product revenue, as well as merger-related expenses.

Our net income for the three months ended June 30, 2004 was $20.2 million compared to net income of $19.2 million for the three months ended June 30, 2003. The increase was attributable to expense leverage on higher revenue partially offset by merger-related expenses of $2.4 million. Our net income for the six months ended June 30, 2004 was $42.9 million compared to net income of $38.8 million for the six months ended June 30, 2003. The increase was attributable to a $12.5 million expense for early debt retirement in the first quarter of 2003, causing a year-over-year increase in net income of the same amount for the six months ended June 30 2004, partially offset by merger-related expenses of $3.6 million.

Results of Operation Expressed as a Percentage of Revenue

The following table sets forth (i) results of operations data expressed as a percentage of total revenue and (ii) gross margin data.

                                       Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                      -------------------  -------------------
                                        2004       2003      2004       2003
                                      --------   --------  --------   --------
Revenue:
  Rental product revenue                 81.3%      84.7%     81.2%      86.1%
  Merchandise sales                      18.7%      15.3%     18.8%      13.9%
                                      --------   --------  --------   --------
                                        100.0%     100.0%    100.0%     100.0%
                                      --------   --------  --------   --------
Gross margin                             61.0%      61.8%     61.1%      62.3%

Operating costs and expenses:
  Operating and selling                  44.7%      44.8%     44.1%      43.3%
  General and administrative              6.4%       6.5%      6.9%       6.9%
  Store opening expense                   0.2%       0.3%      0.1%       0.3%
  Restructuring Charges for Store
  Closure                                 0.0%       0.0%      0.0%       0.0%
                                      --------   --------  --------   --------
                                         51.3%      51.6%     51.1%      50.5%
                                      --------   --------  --------   --------
Income from operations                    9.7%      10.2%     10.0%      11.8%
  Interest expense, net                  (1.7%)     (2.1%)    (1.7%)     (2.2%)
  Early debt retirement                   0.0%       0.0%      0.0%      (1.6%)
                                      --------   --------  --------   --------
Income before income taxes                8.0%       8.1%      8.3%       8.0%
Provision for income taxes               (3.2%)     (3.2%)    (3.3%)     (3.2%)
                                      --------   --------  --------   --------
Net income                                4.8%       4.9%      5.0%       4.8%
                                      ========   ========  ========   ========

Other data:
 Rental product gross margin (1)         69.3%      67.8%     69.5%      67.9%
 Merchandise sales gross margin (2)      25.2%      28.6%     24.6%      27.5%

--------------------------
 (1) Rental product gross margin as a percentage of rental product revenue.
 (2) Merchandise sales gross margin as a percentage of merchandise sales.

REVENUE

Revenue increased by $33.7 million, or 8.6%, and $58.9 million, or 7.3%, for the three months and six months ended June 30, 2004, respectively, compared to the three months and six months ended June 30, 2003. The increases were primarily due to opening new Hollywood Video stores, additional game departments and an increase in same store sales. We opened 20 and 39 Hollywood Video stores and added 38 and 51 game departments for the three months and six months ended June 30, 2004, respectively. Total revenue also benefited from increased same store sales of 4% and 3% in the three months and six months ended June 30, 2004, respectively. Increased same store sales were primarily the result of same store increases for our game departments of 24% and 27% for the three months and six months ended June 30, 2004. The increases more than offset rental product revenue decreases of 1% and 3% on a same store basis for the three months and six months ended June 30, 2004.

The following is a summary of revenue by product category (in thousands):

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                 --------------------   --------------------
                                     2004      2003        2004        2003
                                 ---------  ---------   ---------  ---------
DVD rental product revenue       $ 236,444  $ 176,042   $ 474,074  $ 357,551
VHS rental product revenue          79,883    125,604     171,424    277,255
Game rental product revenue         27,682     28,286      58,028     59,673
                                 ---------  ---------   ---------  ---------
Total rental product revenue       344,009    329,932     703,526    694,479
                                 ---------  ---------   ---------  ---------

Game Crazy departments              52,960     31,443     110,329     55,293
New movies, concessions
 and accessories                    26,160     28,068      52,064     57,263
                                 ---------  ---------   ---------  ---------
Total merchandise sales             79,120     59,511     162,393    112,556
                                 ---------  ---------   ---------  ---------

                                 ---------  ---------   ---------  ---------
Total revenue                    $ 423,129  $ 389,443   $ 865,919  $ 807,035
                                 =========  =========   =========  =========

Rental product revenue is generated from the rental of movies and games and from the sale of used movies and games no longer needed as rental inventory. We currently offer a 5-day rental term on all products in the majority of our stores. All DVDs and new release VHS movies typically rent for $3.79. Catalog VHS movies typically rent for $1.99. Since the fourth quarter of 1999, we have not increased prices on DVDs, new release VHS or catalog VHS. Video games typically rent for $4.99 and $5.99, with games designed for the newer platforms renting for the higher amount. Customers who choose not to return movies within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price. Revenue recorded for extended rental periods is net of amounts that we do not anticipate collecting. The percentage of rental product revenues generated from extended rental periods has not changed significantly in several years.

Merchandise sales are generated from the sale of new and used game hardware, software and accessories, new movies, concessions and miscellaneous video accessory items. Revenue from our game departments increased 68.4% and 99.5% in the three months and six months ended June 30, 2004, respectively, compared to the three months and six months ended June 30, 2003. The increase was primarily due to the addition of 160 new departments and favorable year-over-year increases for existing departments.

GROSS MARGIN

Rental Product Margins

Rental product gross margin as a percentage of rental product revenue increased to 69.3% and 69.5% for the three months and the six months ended June 30, 2004, respectively, from 67.8% and 67.9% for the three months and the six months ended June 30, 2003. The increase was primarily due to a shift in revenue from VHS product to DVD product, which typically has higher gross margins.

Merchandise Sales Margins

Merchandise sales gross margin as a percentage of merchandise sales decreased to 25.2% and 24.6% for the three months and the six months ended June 30, 2004, respectively, from 28.6% and 27.5% for the three months and the six months ended June 30, 2003. The decrease was primarily the result of an increase in the mix of revenue from new game sales, which typically have lower gross margins than other product categories, such as used games, accessories and concessions.

OPERATING COSTS AND EXPENSES

Operating and Selling Expenses

Total operating and selling expenses for the three months ended June 30, 2004 decreased slightly as a percentage of revenue to 44.7% from 44.8% for the three months ended June,30 2003. Total operating and selling expense for the three months ended June 30, 2004 increased $14.7 million to $189.2 million from $174.5 million for 2003. The increase was primarily the result of increased variable costs associated with increased total revenue, an increase of 101 weighted-average stores and an increase in operating and selling expenses associated with the expansion of our Game Crazy initiative, including operating an additional 179 weighted-average game departments. Payroll and related expenses increased by $4.8 million, rent and related expenses increased by $4.8 million, advertising increased by $4.5 million, and other operating and selling expenses increased by $0.6 million for the three months ended June 30, 2004 compared to the corresponding period of the prior year.

Total operating and selling expenses for the six months ended June 30, 2004 increased as a percentage of revenue to 44.1% from 43.3% for the six months ended June 30, 2003. Total operating and selling expense for the six months ended June 30, 2004 increased $32.2 million to $381.7 million from $349.5 million for 2003. The increase was primarily the result of increased variable costs associated with increased total revenue, an increase of 97 weighted-average stores and an increase in operating and selling expenses associated with the expansion of our Game Crazy initiative, including operating an additional 236 weighted-average game departments. Payroll and related expenses increased by $13.8 million, rent and related expenses increased by $9.5 million, advertising increased by $5.6 million, and other operating and selling expenses increased by $3.3 million for the six months ended June 30, 2004 compared to the corresponding period of the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2004 increased $2.0 million to $27.2 million, or 6.4% of total revenue, from $25.2 million, or 6.5% of total revenue for the three months ended June 30, 2003. Included in the general and administrative expenses for three months ended June 30, 2004 was a $1.0 million charge for the anticipated settlement of the shareholder lawsuit related to the pending merger and $1.4 million in other merger-related expenses.

General and administrative expenses for the six months ended June 30, 2004 increased $3.9 million to $59.4 million, or 6.9% of total revenue, from $55.5 million, or 6.9% of total revenue for the six months ended June 30, 2003.
The increase was primarily due to merger-related expenses for the six months ended June 30, 2004 of $3.6 million.

NON-OPERATING INCOME (EXPENSE), NET

Interest Expense

Interest expense, net of interest income, was $7.5 million and $15.3 million for the three months and six months ended June 30, 2004, respectively compared to $8.2 million and $17.8 million for the corresponding periods of the prior year. The reduction was primarily due to decreased borrowing levels and lower interest rates (see Note 5 to see a detailed table of long-term obligations).

Early Debt Retirement

In the first quarter of 2003, we redeemed the outstanding $250 million 10.625% senior subordinated notes due 2004 and retired our prior credit facility due 2004. As a result, we recorded a charge of $12.5 million that included an early redemption premium of $6.6 million and the non-cash write-off of deferred financing costs.

INCOME TAXES

Our effective tax rate was a provision of 40% for the three months and six months ended June 30, 2004 compared to a provision of 39.5% and 40%, respectively, for the three months and six months ended June 30, 2003. Our effective tax rate varies from the federal statutory rate as a result of nondeductible officer's compensation, other permanent items and minimum state income taxes. In the fourth quarter of 2003 we applied for a change in accounting method with the Internal Revenue Service (IRS) to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. The application is under review by the IRS. Based on internal forecasts and utilization of our net operating loss carryforwards, but excluding any impact of the proposed merger, we do not anticipate significant cash tax payments until 2005.

RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods impact the dollar amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of DVDs or videocassettes at reduced or no up-front costs, we share with the studio agreed-upon portions of the revenue that we derive from those DVDs or videocassettes. The studio's share of the revenue is expensed, net of an estimated residual value, as revenue is earned on revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of revenue rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no further obligation to make payments to the studios for those movies. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of rental product over its estimated useful life to an estimated residual value. Therefore, purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. Cost of rental product included revenue sharing expense of $13.8 million and $33.9 million for the three months and six months ended June 30, 2004 compared to $22.7 million and $51.6 for the three months and six months ended June 30, 2003. The decline in revenue sharing expense is primarily the result of an increase in the percentage of movies acquired on DVD compared to VHS, as we currently have fewer DVD revenue sharing arrangements than VHS revenue sharing arrangements, and the continued decline in the mix of VHS purchases relative to total purchases.

MERCHANDISE INVENTORY

Merchandise inventory consists of new and used game software, hardware and accessories, new movies for sale, concessions and accessory items for sale, and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as used.

Consolidated merchandise inventory decreased $12.3 million to $117.6 million as of June 30, 2004, from $129.9 million as of December 31, 2003. The decrease was primarily the result of a normal seasonal decline from the fourth quarter and the return to studios of slow selling, older titles of movies acquired for sale.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of movies on DVD and VHS, video game hardware and software, video game and movie accessories, and concessions. The amount of cash generated from operations in 2004 funded our debt service requirements, maintenance capital expenditures, and provided the capital required to open 39 Hollywood Video stores and add 51 game departments. At June 30, 2004, we had $117.2 million of cash and cash equivalents on hand.

We believe that cash flow from operations, flexibility under our credit facilities, cash on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the foreseeable future, including our expansion plans discussed below in "Cash Used in Investing Activities." If the merger disclosed above under the heading "Merger Agreement" is completed, our capital structure will change significantly. The financing required to complete the merger transaction will substantially increase our long-term obligations, which will increase our debt service requirements. Information regarding the merger agreement and related financing can be found in the Company's current reports on Form 8-K filed on March 29, 2004, June 8, 2004, and August 6, 2004, and in the Company's preliminary proxy statement filed on July 8, 2004.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $42.4 million, or 29.9%, to $184.8 million for the six months ended June 30, 2004 compared to $142.3 million for the corresponding period of the prior year. The increase was partially attributable to a decrease in interest payments, a decrease in expenses related to debt retirement and favorable changes in working capital accounts.

Cash Used in Investing Activities

Net cash used in investing activities was $120.1 million for the six months ended June 30, 2004, including the cost to open 39 Hollywood Video stores and to add 51 game departments. In the six months ended June 30, 2003 we opened 21 Hollywood Video stores and added 210 game departments. The source of cash was primarily the result of proceeds delivered to subordinated note holders on our behalf by the indenture trustee. The delivery of the proceeds to the indenture trustee and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities.

We currently anticipate investing between $80 million and $105 million in 2004 to open between 100 and 150 Hollywood Video stores, to add between 100 and 150 game departments, and for maintenance capital expenditures. In addition, we regularly consider new business initiatives that would enhance, expand, or complement our position in the entertainment industry. Some of those under consideration, such as in-store subscription services and mail delivery rental services, are closely related to our existing business. Any initiative undertaken could require significant capital investment, could be unsuccessful, or, even if successful, could have a short-term adverse impact on our financial condition, liquidity and operating results.

Cash Used in Financing Activities

Net cash flow from financing activities was a $21.6 million use of cash for the six months ended June 30, 2004 and included a $20 million prepayment on our term loan facility, which is now prepaid through 2006, as well as the repurchase of 295,139 shares of common stock for $3.7 million. Net cash flow from financing activities was a $184.1 million use of cash for the six months ended June 30, 2003. The use of cash reflected the redemption of $250.0 million of senior subordinated notes and the retirement of our prior credit facility of $107.5 million with $218.5 million in proceeds from the indenture trustee and $200.0 million of initial borrowings under our new credit facility.

Instruments governing our indebtedness contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business, including our ability to pay dividends and limitations on the amount of common stock we can repurchase. At June 30, 2004, we were in compliance with all covenants contained within our debt agreements.

At June 30, 2004, maturities on long-term obligations for the next five years are as follows (in thousands):

                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2004                $        -    $        -    $     322   $     322
2005                         -             -          529         529
2006                         -             -          509         509
2007                         -        20,000           26      20,026
2008                         -       105,000            -     105,000
Thereafter             225,000             -            -     225,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  125,000    $   1,386   $ 351,386
                    ----------    ----------    ---------   ---------

Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily store leases) and capital leases. We lease all of our stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. Our stores generally have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Contractual obligations as of December 31, 2003, the last fiscal year-end date, are as follows (in thousands):

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


Other Financial Measurements: Working Capital

At June 30, 2004, we had cash and cash equivalents of $117.2 million and a positive working capital balance of $26.4 million. In prior quarters we had operated with a working capital deficit. The positive working capital balance was primarily due to the discontinuation of prepayments on our term facility and the cessation of all activity related to our share repurchase program. The prior quarter working capital deficits were primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue and the majority of this inventory has a relatively short useful life (as evidenced by our amortization policies), the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video rental industry as it may be for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the existence of a working capital deficit does not affect our ability to operate our business and meet our obligations as they come due.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of June 30, 2004, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1% during the twelve months ended June 30, 2004 our interest expense would have increased by approximately $1.3 million based on our outstanding balance on the facility as of June 30, 2004.

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

We signed a definitive merger agreement with Carso Holdings Corporation ("Carso"), an affiliate of Leonard Green & Partners, L.P., on March 28, 2004. Completion of the merger is subject to a number of contingencies, including approval by a majority of our shareholders, receipt of regulatory approvals, the completion of the financing, and other customary closing conditions. Leonard Green & Partners, L.P. has informed us that, due to industry and market conditions, Leonard Green & Partners, L.P. believes the financing condition to the completion of the merger will not be satisfied. We and the Special Committee are considering Hollywood's alternatives to determine the course of action that would be in the best interests of our shareholders. We do not assure you that a merger with Carso will be completed, or if completed, that it would be completed on terms that do not differ materially from those in the merger agreement. In addition, eight class action lawsuits have been filed naming us, the members of our board of directors, one of our executive officers and Leonard Green & Partners. The lawsuits seek to enjoin the completion of the merger.

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

If the merger is not completed for any reason, Hollywood will be subject to a number of risks, including:

- the market price of Hollywood common stock may decline to the extent the current market price reflects an assumption that the merger will be completed; and
- costs related to the merger, such as legal and accounting fees and portion of the investment banking fees and, in certain circumstances, termination and expense reimbursement fees, must be paid even if the merger is not completed and will be expensed in the fiscal period in which termination occurs.
We face intense competition in the rental and sale of our products.
The home video and video game industries are fragmented and highly competitive.

We compete for the rental and sale of our products with:
- local, regional and national video retail stores, including those operated by Blockbuster, Inc., the largest video retailer in the United States, and Movie Gallery;
-     mass merchants, including Wal-Mart;
- specialty retailers, including GameStop, Electronics Boutique and Suncoast;
- supermarkets, pharmacies, convenience stores, bookstores and other retailers that rent or sell our products as a component, rather than the focus, of their overall business;
- Internet-based mail-delivery home video rental subscription services, such as Netflix;
-     mail order operations and online stores, including Amazon.com; and
-     noncommercial sources, such as libraries.

In particular, substantially all of our stores compete with stores operated by Blockbuster, most in very close proximity. Some of our competitors, including Blockbuster, have significantly greater financial and marketing resources, market share and name recognition than Hollywood. In addition, some retailers sell DVDs and videocassettes at lower prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower, or even below wholesale, prices because of the variety of their inventory. As a result of direct competition with Blockbuster and others, pricing strategies for movies and video games is a significant competitive factor in our business.

If we do not compete effectively with competitors in the home video industry or the video game industry, our revenues and/or our profit margins could decline and our business, financial condition, liquidity and results of operations could be harmed.

New technologies could create competitive advantages for our competitors.

Advances in technologies that benefit our competitors may materially adversely effect our business. For example, advances in cable and direct broadcast satellite technologies, including high definition digital television transmissions offered through those systems, may adversely affect public demand for video store rentals. Expanded content available through these media, including movies, specialty programming and sporting events could result in fewer movies being rented. In addition, higher quality resolution and sound offered through these services and technologies could require us to increase capital expenditures: for example, to upgrade our DVD inventory to provide movies in high definition.

Cable and direct broadcast satellite technologies offer both movie channels, for which subscribers pay a subscription fee for access to movies selected by the provider at times selected by the provider, and pay-per-view services, for which subscribers pay a discrete fee to view a particular movie selected by the subscriber. Historically, pay-per-view services have offered a limited number of channels and movies, and have offered movies only at scheduled intervals. Over the past five years, however, advances in digital compression and other developing technologies have enabled cable and satellite companies, and may enable Internet service providers and others, to transmit a significantly greater number of movies to homes at more frequently scheduled intervals throughout the day. Certain cable companies, Internet service providers and others are also testing or offering video-on-demand services. As a concept, video-on-demand provides a subscriber with the ability to view any movie included in a catalog of titles maintained by the provider at any time of the day.

If pay-per-view, video-on-demand or other alternative movie delivery systems achieve the ability to enable consumers to conveniently view and control the movies they want to see when they want to see them, such alternative movie delivery systems could achieve a competitive advantage over the traditional home video rental industry. This risk would be exacerbated if these competitors receive the movies from the studios at the same time video stores do and by the increased popularity and availability of personal digital recording systems (such as TiVo) that allow viewers to record, pause, rewind and fast forward live broadcasts and create their own personal library of movies.

In addition, we may compete in the future with other distribution or entertainment technologies that are either in their developmental or testing phases now or that may be developed in the future. For example, some retailers have begun to rent or sell DVDs through kiosks or vending machines. Additionally, the technology exists to offer disposable DVDs which would allow a consumer to view a DVD an unlimited number of times during a specified period of time, at the end of which the DVD becomes unplayable. We cannot predict the impact that future technologies will have on our business.

If any of the technologies described above create a competitive advantage for our competitors, our business, financial condition, liquidity and results of operations could be harmed.

Changes in the way that movie studios price DVDs and/or videocassettes could adversely affect our revenues and profit margins.

Movie studios use various pricing models to maximize the revenues they receive from the home video industry. Historically, these pricing models have enabled a profitable home video rental market to exist and compete effectively with mass merchant retailers and other sellers of home movies. If the studios were to significantly change their pricing policies in a manner that increases our cost of obtaining movies under revenue sharing or other arrangements, or decreases wholesale prices leading consumers to purchase movies instead of renting movies, our revenues and/or profit margins could decrease, and our business, financial condition, liquidity and results of operations could be harmed. We can neither control nor predict with certainty whether the studios' pricing policies will continue to enable us to operate our business as profitably as we can under current pricing arrangements. If the studios were to significantly change their pricing policies in a manner that increases our cost of obtaining movies under revenue sharing arrangements or other arrangements, our revenues and/or profit margins could decrease, and our business, financial condition, liquidity and results of operations could be harmed.

We could lose a significant competitive advantage if the movie studios were to adversely change their current distribution practices.

Currently, Hollywood Video stores and other retail outlets receive movie titles approximately 30 to 60 days earlier than pay-per-view, cable and satellite distribution companies. If movie studios were to change the current distribution schedule for movie titles such that video stores and other retail outlets were no longer the first major distribution channel to receive a movie title after its theatrical or direct-to-video release or to provide for the earlier release of movie titles to competing distribution channels, we could be deprived of a significant competitive advantage, which could negatively impact the demand for our products and reduce our revenues and could harm our business, financial condition, liquidity and results of operations.

The video store industry could be adversely impacted by conditions affecting the motion picture industry.

The home video industry is dependent on the continued production and availability of motion pictures produced by movie studios. Any conditions that adversely affect the motion picture industry, including constraints on capital, financial difficulties, regulatory requirements and strikes, work stoppages or other disruptions involving writers, actors or other essential personnel, could reduce the number and quality of the new release titles in Hollywood Video stores. This in turn could reduce consumer demand and negatively impact our revenues, which would harm our business, financial condition, liquidity and results of operations.

The failure of video game software and hardware manufacturers to timely introduce new products could hurt our ability to attract and retain video game customers.

We are dependent on the introduction of new and enhanced video games and video game systems to attract and retain video game customers. We currently anticipate that hardware manufactures will release new products with enhanced features some time within the next few years. If manufacturers fail to introduce or delay the introduction of new video games and systems, the demand for video games available to us could decline, negatively impacting our revenues, and our business, financial condition, liquidity and results of operations could be harmed. In addition, although past introductions of new hardware platforms have expanded sales and rentals, we cannot be certain that the next generation will provide similar benefits to our business.

Expansion of our store base and new business initiatives have placed and may continue to place pressure on our operations and management controls.

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. In the second half of 2002 we resumed opening Hollywood Video stores and began a significant remerchandising initiative to add Game Crazy departments to existing Hollywood Video stores, opening 41 new Hollywood Video stores and adding 207 Game Crazy departments.
In 2003, we opened 102 Hollywood Video stores and added 319 Game Crazy departments. In 2004, we anticipate opening between 100 and 150 new Hollywood Video stores and adding between 100 and 150 new Game Crazy departments. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base and a growing video game buy, sell and trade business, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure.

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

We may also open stores in markets where we already have significant operations in order to maximize our market share within these markets. If we do so, these newly opened stores could adversely affect the revenues and profitability of the pre-existing stores in any given market.

We also regularly consider new business initiatives that would enhance, expand, or complement our position in the entertainment industry. Some of those under consideration, such as in-store subscription services and mail delivery rental services, are closely related to our existing business. Any initiative undertaken could require significant capital investment and senior management involvement, could be unsuccessful, or, even if successful, could have a short-term adverse impact on our financial condition and operating results.

We depend on key personnel whom we may not be able to retain.

Our future performance depends on the continued contributions of certain key management personnel, including Mark J. Wattles, our founder, chairman and chief executive officer. These key management personnel may not be able to continue to successfully manage our existing operations and they may not remain with us. A loss of one or more of these key management personnel, our inability to attract and retain additional key management personnel, including qualified store managers, or the inability of management to successfully manage our operations could prevent us from implementing our business strategy and harm our business, financial condition, liquidity or results of operations.

The failure of our management information systems to perform as we anticipate could harm our business.

The efficient operation of our business is dependent on our management information systems. In particular, we rely on an inventory utilization system used by our merchandise organization and in our distribution centers to track rental activity by individual DVD, videocassette and video game to determine appropriate buying, distribution and disposition of movies and video games. In addition, our Game Crazy point-of-sale system is used to determine appropriate used game trade-in values and used game prices. We use a scalable client-server system to maintain information, updated daily, regarding revenue, current and historical rental and sales activity, demographics of store membership, individual customer history, and DVD, videocassette and video game rental patterns. We rely on these systems as well as our proprietary point-of-sale and in-store systems to keep our in-store inventories at optimum levels, to move inventory efficiently and to track and record our performance. The failure of our management information systems to perform as we anticipate could impair our ability to manage our inventory and monitor our performance and harm our business, financial condition, liquidity and results of operations.

We have a substantial amount of indebtedness and debt service obligations, which could adversely affect our financial and operational flexibility and increase our vulnerability to adverse conditions.

As of June 30, 2004, we had total consolidated long-term debt, including capital leases, of approximately $351.4 million. We and our subsidiary could incur substantial additional indebtedness in the future, including the financing required to complete the merger, which will substantially increase our indebtedness. An increase in our indebtedness could intensify the related risks that we now face. For example, it could:

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

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. At June 30, 2004, we were in compliance with all covenants contained within our debt agreements.

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

We are subject to various U.S. federal and state laws that govern, among other things, the disclosure and retention of our home video rental records and access and use of Hollywood Video stores by disabled persons, and are subject to various state and local licensing, zoning, land use, construction and environment regulations. Furthermore, changes in existing laws, including environmental and employment laws, new laws or increases in the minimum wage may increase our costs.

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

In the past, companies that have experienced volatility in the market price of their securities have been the target of securities class action litigation. We are aware of eight putative class action lawsuits related to the merger agreement. We may incur substantial costs related to our defense and we may suffer from a diversion of our management's attention and resources.

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

We are party to various legal proceedings with respect to which a negative outcome could have a material adverse effect on our operations.

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

In 2003, we were named as a defendant in two complaints regarding wage and hour claims in California. In 2004, an additional suit was filed with substantially similar claims. The plaintiffs are seeking to certify a class action alleging that certain California employees were denied meal and rest periods. There are several additional related wage and hours claims for unpaid overtime, late payment of wages and off the clock work.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters.

A negative outcome in any of the foregoing actions could harm our business, financial condition, liquidity or results of operations and could cause us to vary aspects of our operations. In addition, prolonged litigation, regardless of which party prevails, could be costly, divert management attention or result in increased costs of doing business.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have been named in several purported class action lawsuits alleging various causes of action, including claims regarding our membership application and additional rental period charges. We have vigorously defended these actions and maintain that the terms of its additional rental charge policy are fair and legal. We have been successful in obtaining dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. We are currently involved in settlement discussions and expect this case to be resolved in 2004. We believe we have provided adequate reserves in connection with these lawsuits.

We and the members of our Board of Directors are defendants in eight putative class action lawsuits filed in the circuit courts of Clackamas and Multnomah counties, Oregon, related to the merger agreement described in Note 2. The lawsuits allege generally that in approving the Merger Agreement the members of the Board breached fiduciary duties owed to our shareholders. Each lawsuit seeks a court order enjoining us from completing the merger, damages in an unstated amount allegedly suffered by the shareholders by reason of the Merger Agreement and the payment of costs and attorneys' fees to the plaintiffs' lawyers. Our articles and bylaws include indemnification provisions with respect to our directors and, in addition to payment of our own legal costs and fees, we may be required to advance the payment of legal fees and costs incurred in these lawsuits by the Board members. On July 8, 2004, we filed a current report on Form 8-K announcing a tentative settlement had been reached. We believe we have provided adequate reserves in connection with these lawsuits and tentative settlement.

In 2003, we were named as a defendant in two complaints regarding wage and hour claims in California. In 2004, an additional suit was filed with substantially similar claims. The plaintiffs are seeking to certify a class action alleging that certain California employees were denied meal and rest periods. There are several additional related wage and hours claims for unpaid overtime, late payment of wages and off the clock work. At this time, we have agreed with the plaintiffs to stay these cases pending consolidation and mediation. A mediation is scheduled for September 9, 2004. We believe we have provided adequate reserves in connection with these lawsuits.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe we have provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of our purchases of shares of our common stock for the three months ended June 30, 2004 is as follows (in thousands , except share amounts):

               ISSUER PURCHASES OF EQUITY SECURITIES
                 ------------------------------------------------------------
 Period          Total            Average           Total          Maximum
                 Number of        Price Paid        Number of      Number(or
                 Shares           per Share         Shares         Approximate
                 Purchased                          Purchased as   Dollar
                                                    Part of        Value)
                                                    Publicly       of Share
                                                    Announced      that May
                                                    Plans or       Yet Be
                                                    Programs       Purchased
                                                                   Under the
                                                                   Plans or
                                                                   Programs(1)
                 ---------        ---------         ---------       ---------

April 1-30              -        $       -                  -       $  27,212
May 1-31                -                -                  -          19,821
June 1-30               -                -                  -          19,821
                 ---------        ---------         ---------
Total                   -        $       -                  -
                 =========        =========         =========

(1) Hollywood's ability to purchase shares under its publicly announced plan is limited by its bank credit facility. The calculation is outlined in our amended credit facility as exhibit 10.1 in our quarterly report on Form 10-Q for the period ended September 30, 2003. We do not intend to make further purchases under the plan while its proposed merger transaction is pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1 Agreement and Plan of Merger dated March 28, 2004 by and among the Registrant, Carso Holdings Corporation and Cosar Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed March 29, 2004).

2.1(a) First Amendment to Agreement and Plan of Merger by and among the Registrant, Carso Holdings Corporation and Cosar Corporation dated June 4, 2004 (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed June 8, 2004.

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

On April 2, 2004, we filed a current report on Form 8-K under "Item 5. Other Events" reporting that the members of the Company's Board of Directors and an executive officer of the Company had been named in a purported class action lawsuit in connection with the proposed acquisition of the Company in a transaction between the Company and an affiliate of Leonard Green & Partners, L.P. Our press release was attached to the report as Exhibit 99.1.

On June 8, 2004, we filed a current report on Form 8-K under "Item 5. Other Events" reporting that Hollywood Entertainment Corporation (the "Company"), Carso Holdings Corporation ("Holdings") and a wholly owned subsidiary of Holdings have entered into the First Amendment, dated as of June 4, 2004 (the "Amendment"), to the Agreement and Plan of Merger, dated as of March 28, 2004, among such parties (the "Original Merger Agreement"). The Original Merger Agreement was previously filed as an exhibit to a Current Report on Form 8-K on March 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




August 6, 2004                          /S/Timothy R. Price
------------------        -------------------------------------------------
     (Date)                                Timothy R. Price
                	                     Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)