Form 10-Q
period 2004-09-30
HOLLYWOOD ENTERTAINMENT CORP
filed 2004-10-21
CIK 905895

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2004

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

      Yes  [X]          No  [ ]

As of October 19, 2004 there were 60,906,808 shares of the registrant's Common Stock outstanding.



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                     HOLLYWOOD ENTERTAINMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in thousands, except per share amounts)


                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    ------------------  ---------------------
                                      2004      2003       2004       2003
                                    --------  --------  ---------- ----------
REVENUE:
  Rental product revenue            $325,379  $337,306  $1,028,905 $1,031,784
  Merchandise sales                   85,175    64,652     247,568    177,208
                                    --------  --------  ---------- ----------
                                     410,554   401,958   1,276,473  1,208,992
COST OF REVENUE:
  Cost of rental product              93,253   104,641     307,952    327,408
  Cost of merchandise                 60,509    46,672     182,984    128,222
                                    --------  --------  ---------- ----------
                                     153,762   151,313     490,936    455,630
                                    --------  --------  ---------- ----------
GROSS MARGIN                         256,792   250,645     785,537    753,362

Operating costs and expenses:
 Operating and selling               194,580   181,791     576,321    531,328
 General and administrative           27,347    25,650      86,706     81,200
 Store opening expenses                  460     1,219       1,497      3,942
 Restructuring charges
  for store closures                       -         -        (190)         -
                                     -------  --------  ---------- ----------
                                     222,387   208,660     664,334    616,470
                                     -------  --------  ---------- ----------
INCOME FROM OPERATIONS                34,405    41,985     121,203    136,892

Non-operating expense:
 Interest expense, net                (7,772)   (7,879)    (23,031)   (25,715)
 Early debt retirement                     -         -           -    (12,467)
                                    --------  --------  ---------- ----------
Income before income taxes            26,633    34,106      98,172     98,710
Provision for income taxes           (10,653)  (13,636)    (39,269)   (39,484)
                                    --------  --------  ---------- ----------
NET INCOME                          $ 15,980  $ 20,470  $   58,903 $   59,226
                                    ========  ========  ========== ==========

-----------------------------------------------------------------------------
Net income per share:
   Basic                            $   0.26  $   0.34  $     0.98 $     0.98
   Diluted                          $   0.25  $   0.32  $     0.94 $     0.92
-----------------------------------------------------------------------------
Weighted average shares outstanding:
   Basic                              60,788    60,942      60,349     60,482
   Diluted                            62,846    64,624      62,657     64,414
-----------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement



                     HOLLYWOOD ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                       --------------------------
                                       September 30,  December 31,
                                            2004          2003
                                       ------------   -----------
                                        (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents             $    145,929   $    74,133
 Receivables, net                            29,287        33,987
 Merchandise inventories                    136,422       129,864
 Prepaid expenses and other current
  assets                                     13,351        13,233
                                       ------------   -----------
Total current assets                        324,989       251,217

Rental inventory, net                       267,029       268,748
Property and equipment, net                 275,918       288,857
Goodwill                                     67,737        66,678
Deferred income tax asset, net               73,508       104,302
Other assets                                 15,519        17,655
                                       ------------   -----------
                                       $  1,024,700   $   997,457
                                       ============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  obligations                           $       547   $       647
 Accounts payable                           142,821       159,586
 Accrued expenses                           122,061       117,867
 Accrued interest                               992         6,467
 Income taxes payable                         2,926           284
                                        -----------   -----------
Total current liabilities                   269,347       284,851
Long-term obligations, less current
 portion                                    350,862       370,669
Other liabilities                            15,349        16,108
                                        -----------   -----------
                                            635,558       671,628
Shareholders' equity:
Preferred stock, 25,000,000 shares
 authorized; no shares issued and
 outstanding                                      -             -
Common stock, 100,000,000 shares
 authorized; 60,853,693 and
 59,666,347 shares issued and
 outstanding, respectively                  493,524       489,247
Unearned compensation                             -          (133)
Accumulated deficit                        (104,382)     (163,285)
                                        -----------   -----------
Total shareholders' equity                  389,142       325,829
                                        -----------   -----------
                                        $ 1,024,700   $   997,457
                                        ===========   ===========

The accompanying notes are an integral part of this financial statement.



                        HOLLYWOOD ENTERTAINMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)

                                                  Nine Months Ended
                                                    September 30,
                                                --------------------
                                                   2004       2003
                                                ---------  ---------
Operating activities:
 Net income                                     $  58,903  $  59,226
Adjustments to reconcile net income to cash
  provided by operating activities:
  Write-off deferred financing costs                    -      5,827
  Amortization of rental product                  143,120    158,552
  Depreciation                                     47,232     45,675
  Amortization of deferred financing costs          2,507      1,910
  Tax benefit from exercise of stock options        5,754      7,485
  Change in deferred rent                            (759)    (1,146)
  Change in deferred taxes                         30,793     27,694
  Non-cash stock compensation                         133        432
 Net change in operating assets and liabilities:
  Receivables                                       4,700     10,457
  Merchandise inventories                          (6,559)   (31,014)
  Accounts payable                                (16,765)   (21,361)
  Accrued interest                                 (5,475)   (10,113)
  Other current assets and liabilities              6,562     (7,353)
                                                ---------  ---------
     Cash provided by operating activities        270,146    246,271
                                                ---------  ---------
Investing activities:
 Purchases of rental inventory, net              (141,401)  (152,388)
 Purchase of property and equipment, net          (34,293)   (70,798)
 Increase in intangibles and other assets          (1,271)    (1,088)
 Proceeds from indenture trustee                        -    218,531
                                                ---------  ---------
     Cash used in investing activities           (176,965)    (5,743)
                                                ---------  ---------
Financing activities:
 Extinguishment of subordinated debt                    -   (250,000)
 Borrowings under new term loan                         -    200,000
 Repayment of prior revolving loan                      -   (107,500)
 Decrease in credit facilities                    (20,000)   (55,000)
 Debt financing costs                                   -     (7,454)
 Repayments of capital lease obligations             (437)    (7,818)
 Repurchase of common stock                        (3,665)    (9,412)
 Proceeds from capital lease obligation               529          -
 Proceeds from exercise of stock options            2,188      3,452
                                                ---------  ---------
     Cash used in financing activities            (21,385)  (233,732)
                                                ---------  ---------
Increase in cash and
 cash equivalents                                  71,796      6,796
Cash and cash equivalents at
 beginning of year                                 74,133     33,145
                                                ---------  ---------
Cash and cash equivalents
   at end of third quarter                      $ 145,929  $  39,941
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

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123," the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

                                     (in thousands, except per share amounts)
                                         Three Months        Nine Months
                                     Ended September 30, Ended September 30,
                                     --------  --------  --------  --------
                                       2004      2003      2004      2003
                                     --------  --------  --------  --------
Net income, as reported              $ 15,980 $ 20,470  $  58,903  $ 59,226
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                    0        80        80       259
Deduct: Total stock-based employee
  compensation expense under
  fair value based method for
  all awards, net of tax               (1,038)   (1,723)   (3,731)   (6,206)
                                     --------  --------  --------  --------
Pro forma net income                 $ 14,942  $ 18,827  $ 55,252  $ 53,279
                                     ========  ========  ========  ========
Earnings per Share:
  Basic--as reported                 $   0.26  $   0.34  $   0.98  $   0.98
  Basic--pro forma                       0.25      0.31      0.92      0.88
  Diluted--as reported                   0.25      0.32      0.94      0.92
  Diluted--pro forma                 $   0.24  $   0.30  $   0.90  $   0.85

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

(2) Merger Agreement

On March 28, 2004 the Company signed a definitive merger agreement with Carso Holdings Corporation ("Carso") and its wholly owned subsidiary, Hollywood Merger Corporation ("Merger Corp"), both affiliates of Leonard Green & Partners, L.P. ("LGP"), which provided for the merger of Merger Corp into the Company with the Company surviving as a wholly owned subsidiary of Carso. On October 14, 2004, the Company filed a current report on Form 8-K announcing that the Company had executed an amended and restated merger agreement with Carso and Merger Corp, dated as of October 13, 2004. The amended and restated merger agreement reduces the merger consideration from $14.00 to $10.25 per share and includes other modifications, including the elimination of the termination fee previously payable to LGP and restrictions on the Company's ability to solicit offers from other interested acquirors. If the merger is completed as contemplated by the amended and restated merger agreement, Hollywood Entertainment shareholders, except for Mark Wattles, the Company's founder, Chairman and Chief Executive Officer, and other members of senior management who will acquire Carso common stock, will receive $10.25 per share in cash. Mr. Wattles will continue in his current capacities following the merger and will own 50% of the common stock and 50% of the junior preferred stock of Carso on a fully diluted basis. Green Equity Investors IV, LP will own 50% of the common stock of Carso, 50% of the junior preferred stock of Carso, and all of the senior preferred stock of Carso on a fully dilutive basis. The Company entered into the amended and restated merger agreement following the unanimous recommendation of a special committee comprised of the independent directors of the Company's Board of Directors (the "Special Committee"). The Special Committee and the Board of Directors received a fairness opinion from Lazard Freres & Company, LLC as to the consideration to be received by the Company's shareholders pursuant to the amended and restated merger agreement.

The closing of the merger is subject to terms and conditions customary for transactions of its type, including shareholder approval and the completion of financing. The parties to the amended and restated merger agreement anticipate completing the merger in January 2005.

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

(4) PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2004 and December 31, 2003 consists of (in thousands):
                                              ---------------------
                                                 2004        2003
                                              ---------  ----------
        Fixtures and equipment                $ 242,115  $  229,183
        Leasehold improvements                  497,685     469,070
        Equipment under capital lease             1,950       4,644
        Leasehold improvements under
         capital lease                                -       6,725
                                              ---------  ----------
                                                741,750     709,622
        Less accumulated depreciation
         and amortization                      (465,832)   (420,765)
                                              ---------  ----------
                                              $ 275,918  $  288,857
                                              =========  ==========

Depreciation expense related to property, plant and equipment was $15.4 million and $15.7 million for the three months ended September 30, 2004 and 2003, respectively, and $47.2 million and $45.7 million for the nine months ended September 30, 2004 and 2003, respectively.

(5) Statements of Changes in Shareholders' Equity

A summary of changes to shareholders' equity amounts for the nine months ended September 30, 2004 is as follows (in thousands, except share numbers):

                                Common Stock    Unearned
                            -------------------  Compen- Accumulated
                              Shares    Amount   sation    Deficit     Total
                            ---------- -------- --------  ---------  --------
Balance at 12/31/2003       59,666,347 $489,247 $   (133) $(163,285) $325,829
                            ---------- -------- --------  ---------  --------
Issuance of common stock:
  Stock options exercised     1,482,485   2,188                         2,188
  Stock options tax benefit               5,754                         5,754
  Stock compensation                          -      133                  133
Repurchase of common stock    (295,139)  (3,665)                       (3,665)
Net income                                                   58,903    58,903
                            ---------- -------- --------  ---------  --------
Balance at 09/30/2004       60,853,693 $493,524 $      -  $(104,382) $389,142
                            ========== ======== ========  =========  ========

(6) Off Balance Sheet Arrangements

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. The Company's stores generally have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Rent expense was $60.6 million and $179.5 million for the three months and the nine months ended September 30, 2004, respectively, compared to $56.7 million and $167.5 million for the corresponding periods of the prior year. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $12.4 million and $37.0 million for the three months and the nine months ended September 30, 2004, respectively, compared to $11.3 million and $34.4 million for the corresponding periods of the prior year.

At December 31, 2003, the last fiscal year-end date, the future minimum annual rental commitments under non-cancelable operating leases were as follows (in thousands):
               ------------------------------
               Year Ending         Operating
               December 31,         Leases
               ------------------------------
               2004                $237,821
               2005                 228,986
               2006                 209,071
               2007                 178,674
               2008                 139,845
               Thereafter           361,134


(7)  LONG-TERM OBLIGATIONS AND LIQUIDITY

The Company had the following long-term obligations as of September 30, 2004 and December 31, 2003 (in thousands):
                                            September 30,  December 31,
                                            ------------   -----------
                                                 2004          2003
                                            ------------   -----------
Borrowings under credit facilities          $    125,000   $   145,000
Senior subordinated notes due 2011 (1)           225,000       225,000
Obligations under capital leases                   1,409         1,316
                                            ------------   -----------
                                                 351,409       371,316
Current portion:
   Capital leases                                    547           647

Total long-term obligations                 ------------   -----------
 net of current portion                     $    350,862   $   370,669
                                            ============   ===========
    (1) Coupon payments at 9.625% are due semi-annually in March and September.

If the merger described in Note 2 is completed, the Company's capital structure is expected to change significantly. In connection with the proposed merger, the Company anticipates the senior subordinated notes due 2011 and the current term loan credit facility will be retired and replaced with new financing arrangements. The new arrangements would substantially increase the long-term obligations of the Company.

The senior subordinated notes due 2011 are redeemable, at the option of the Company, beginning March 15, 2007, at rates starting at 104.8% of principal amount reduced annually through March 15, 2009, at which time they become redeemable at 100% of the principal amount. The terms of the indenture governing the notes may restrict, among other things, payment of dividends and other distributions, investments, the repurchase of capital stock or subordinated indebtedness, the making of certain other restricted payments, the incurrence of additional indebtedness or liens by the Company or any of its subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the notes will have the right to require the Company to repurchase the holder's notes at 101% of principal amount thereof. At September 30, 2004, the Company was in compliance with the restrictions, covenants, and other terms of the indenture. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement.

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

Revolving credit loans under the new facility bear interest, at the Company's option, at an applicable margin over the bank's base rate loan or the LIBOR rate. The initial margin over LIBOR was 3.5% for the term loan facility and will step down if specified performance targets are met. The credit facility contains financial covenants (determined in each case on the basis of the definitions and other provisions set forth in such credit agreement), some of which may become more restrictive over time, that include a (1) maximum debt to adjusted EBITDA test, (2) minimum interest coverage test, and (3) minimum fixed charge coverage test. Amounts outstanding under the credit agreement are collateralized by substantially all of the assets of the Company. Hollywood Management Company, and any future subsidiaries of Hollywood Entertainment Corporation, are guarantors under the credit agreement. At September 30 2004, the Company was in compliance with all covenants contained in the agreement.

Maturities on long-term obligations at September 30, 2004 for the next five years are as follows (in thousands):

                                                  Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2004                $        -    $        -    $     153   $     153
2005                         -             -          594         594
2006                         -             -          578         578
2007                         -        20,000           84      20,084
2008                         -       105,000            -     105,000
Thereafter             225,000             -            -     225,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  125,000    $   1,409   $ 351,409
                    ----------    ----------    ---------   ---------


(8) Earnings per Share

Earnings per basic share are calculated based on income available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Earnings per diluted share include additional dilution from the effect of potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options.

The following tables are reconciliations of the earnings per basic and diluted share computations (in thousands, except per share amounts):

                                 Three Months Ended September 30,
                    ----------------------------------------------------------
                               2004                           2003
                    ---------------------------  -----------------------------
                      Net              Per Share     Net             Per Share
                    Income   Shares(1)  Amounts   Income   Shares(1)   Amounts
                    -------  ---------  -------  --------  ---------  --------
Income per
 basic share:      $ 15,980     60,788  $  0.26  $ 20,470     60,942    $ 0.34
Effect of dilutive                      =======                        =======
 securities:
   Stock options          -      2,058                  -      3,682
                    -------  ---------           --------  ---------
Income per
  diluted share:   $ 15,980     62,846 $   0.25  $ 20,470     64,624   $  0.32
                    =======  =========  =======  ========  =========  ========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 4.0 million shares and 1.1 million shares for the three months ended September 30, 2004 and 2003, respectively.

                                  Nine Months Ended September 30,
                    -----------------------------------------------------------
                              2004                         2003
                    ----------------------------  -----------------------------
                      Net              Per Share     Net              Per Share
                    Income   Shares(1)   Amounts   Income   Shares(1)   Amounts
                    -------  ---------  --------  --------  -------  ----------
Income per
 basic share:       $58,903     60,349   $  0.98  $ 59,226   60,482     $  0.98
Effect of dilutive                       =======                      =========
 securities:
   Stock options          -      2,308                   -    3,932
                    -------  ---------            --------  -------
Income per
  diluted share:    $58,903     62,657   $  0.94  $ 59,226   64,414     $  0.92
                    =======  =========  ========  ========  =======   =========

(1) Represents weighted average shares outstanding.

Antidilutive stock options excluded from the calculation of income per diluted share were 4.1 million shares and 1.2 million shares in the nine months ended September 30, 2004 and 2003, respectively.


(9)  Store Closure Restructuring

At September 30, 2004, there were no remaining stores to be closed pursuant to the Company's store closure plan adopted in December of 2000 and amended in December of 2001, 2002 and 2003. As a result, the remaining balance of $0.2 million was reversed in the second quarter of 2004.

(10) Commitments and Contingencies

The Company has been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and additional rental period charges. The Company has vigorously defended these actions and maintains that the terms of its additional rental charge policy are fair and legal. The Company has been successful in obtaining dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. The Company received preliminary approval on August 10, 2004 of an agreement to settle these claims and expects final approval in June 2005. Notice to class members began on October 10, 2004 and will last for six months. The Company believes it has provided adequate reserves in connection with these lawsuits.

The Company is aware of eight lawsuits filed in the circuit courts of Oregon for the counties of Clackamas and Multnomah related to the proposed merger of the Company with an affiliate of Leonard Green & Partners, L.P. (LGP) pursuant to the initial Agreement and Plan of Merger, dated as of March 28, 2004, among the Company and affiliates of LGP (the "March 28 Merger Agreement"). These purported class action and derivative suits each seek a court order enjoining completion of the Merger, and costs and attorneys' fees to the plaintiffs' lawyers. Some of the suits additionally request damages in an unstated amount allegedly suffered by the Company's shareholders by reason of the March 28 Merger Agreement. The Clackamas County suits were consolidated and, on July 28, 2004, the parties to the Clackamas and Multnomah County suits entered into a memorandum of understanding regarding a potential settlement of claims. The Company described, in a current report on Form 8-K filed July 8, 2004, the terms of the proposed settlement, which included additional disclosure in the Company's proxy statement regarding the merger, modifications to the termination fee and shareholder approval requirements in the March 28 Merger Agreement, covenants from an affiliate of LGP regarding the future sale of the Company, and payment of $995,000 of the plaintiff's attorney fees. The Company provided a reserve for this litigation that it believed was adequate. An amended and restated merger agreement was entered into on October 13, 2004. Plaintiffs in the consolidated cases have informed the Company of their intent to file a consolidated complaint that includes allegations regarding the amended and restated merger agreement. It is not clear how the reduction in the per share consideration and other changes in the amended and restated merger agreement will affect the settlement negotiations and there is no assurance that a settlement will be effected or that current reserves for this litigation will be adequate.

In 2003, the Company was named as a defendant in two complaints regarding wage and hour claims in California. In 2004, an additional lawsuit was filed with substantially similar claims. The plaintiffs are seeking to certify a class action alleging that certain California employees were denied meal and rest periods. There are several additional related wage and hours claims for unpaid overtime, late payment of wages and off the clock work. A mediation took place on September 9, 2004 and the parties reached a settlement of all claims alleged in each of the actions. The parties will jointly move for preliminary approval of the settlement in November 2004. Following preliminary approval, notice of the settlement will be provided to class members. The Company believes it has provided adequate reserves in connection with these lawsuits.

In addition, the Company has been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operation, financial condition or liquidity. At September 30, 2004, the commitments and contingencies reserve was $9.3 million. At December 31, 2003, the commitments and contingencies reserve was $6.8 million.

(11) Related Party Transactions

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as a licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles' employment agreement in January 2001. These stores are operated by Boards and are not included in the 1,973 stores operated by the Company. Mark Wattles, the Company's founder and Chief Executive Officer, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2.0% of revenue and also purchases products and services from the Company at the Company's cost. Boards is in compliance with the 30 day payment terms under the arrangement. The outstanding balance of $0.5 million due the Company is related to current activity. As of September 30, 2004, Boards operated 20 stores.

The following table reconciles the net receivable balance due from Boards, Inc. (in thousands):
                        ---------------------     ---------------------
                         Three Months Ended         Nine Months Ended
                            September 30,              September 30,
                        ---------------------     ---------------------

                          2004         2003         2004         2003
                        --------     --------     --------     --------

Beginning Receivable
Balance                 $    985     $    468     $  1,509     $    631
                        --------     --------     --------     --------
License fee                    -           50           25          225
(2%)Royalty Fees             135          101          398          233
Products & Services        2,249        2,173        7,303        6,549
                        --------     --------     --------     --------
Expenses                   2,384        2,324        7,726        7,007
Payments                  (2,826)      (2,135)      (8,692)      (6,981)
                        --------     --------     --------     --------
Ending Balance
September 30            $    543     $    657     $    543     $    657
                        ========     ========     ========     ========

(12) Segment Reporting

In 2003, in an effort to ensure the creation of a "gamer" culture within its game departments, the Company began managing its business as two separate segments, Hollywood Video and Game Crazy. The Hollywood Video segment represents the Hollywood Video stores and the Game Crazy segment represents the in-store game departments. Beginning with the 2003 annual report on Form 10-K, the Company chose to present its financial results pursuant to the guidelines for segment reporting under FAS 131, including the presentation of operating income by segment. When calculating operating income by segment, in addition to any direct costs incurred as a result of operating the game departments, the Company also allocated a portion of the Company's total corporate overhead based on needed resources to support game departments. Assigned costs included costs associated with information technology support, treasury and accounting functions and other general and administrative services.


                       Three Months Ended               Three Months Ended
                       September 30, 2004               September 30, 2003
                 ------------------------------  ------------------------------
                 Hollywood   Game                Hollywood   Game
                   Video     Crazy      Total      Video     Crazy      Total
                 ---------- -------- ----------  ---------- -------- ----------
Revenues         $  349,197 $ 61,357 $  410,554  $  363,030 $ 38,928 $  401,958
Depreciation         13,605    1,745     15,350      14,360    1,308     15,668
Overhead
 Allocation            (572)     572          -        (389)     389          -
Income (loss)
 from operations     38,775   (4,370)    34,405      46,360   (4,375)    41,985
Total assets        913,285  111,415  1,024,700     856,779   88,332    945,111
Purchases of
 property and
 equipment, net       7,312    3,194     10,506      18,328    7,085     25,413



                       Nine Months Ended                Nine Months Ended
                       September 30, 2004               September 30, 2003
                 ------------------------------  ------------------------------
                 Hollywood    Game               Hollywood    Game
                   Video      Crazy     Total      Video      Crazy     Total
                 ---------- -------- ----------  ---------- -------- ----------
Revenues         $1,104,788 $171,685 $1,276,473  $1,114,771 $ 94,221 $1,208,992
Depreciation         42,486    4,746     47,232      42,718    2,957     45,675
Overhead
 Allocation          (1,665)   1,665          -        (942)     942          -
Income (loss)
 from operations    136,093  (14,890)   121,203     149,493  (12,601)   136,892
Total assets        913,285  111,415  1,024,700     856,779   88,332    945,111
Purchases of
 property and
 equipment, net      28,428    5,865     34,293      45,675   25,123     70,798


(13) Consolidating Financial Statements

Hollywood Entertainment Corporation (HEC) had one subsidiary, Hollywood Management Company (HMC), during the three months ended September 30, 2004. HMC is wholly owned and a guarantor of the senior subordinated notes of HEC. The consolidating condensed financial statements below present the results of operations, financial position and liquidity of HEC and HMC.

Consolidating Condensed Statement of Operations
Three months ended September 30, 2004
(unaudited, in thousands)

                           ---------- ---------- --------- ----------
                               HEC       HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------- ---------- --------- ----------
REVENUE                    $  411,272 $   38,326 $ (39,044)$  410,554
COST OF REVENUE               153,762          -         -    153,762
GROSS MARGIN                  257,510     38,326   (39,044)   256,792

OPERATING COSTS & EXPENSES:
 Operating and selling        188,802      5,778         -    194,580
 General & administrative      50,526     15,865   (39,044)    27,347
 Store Opening Expenses           460          -         -        460
 Restructuring charge for
  Store closure                     -          -         -          -

INCOME FROM OPERATIONS         17,722     16,683         -     34,405

Interest income                     -      8,287    (7,854)       433
Interest expense              (16,059)         -     7,854     (8,205)
Early debt retirement               -          -         -          -
Equity Earnings in Subsidiary  14,982          -   (14,982)         -
Income before income
 taxes                         16,645     24,970   (14,982)    26,633

Benefit from (provision for)
 income taxes                    (665)    (9,988)        -    (10,653)

NET INCOME                 $   15,980 $   14,982  $(14,982) $  15,980



Consolidating Condensed Statement of Operations
Three months ended September 30, 2003
(unaudited, in thousands)

                           ---------- ---------- --------- ----------
                               HEC       HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------- ---------- --------- ----------
REVENUE                    $  402,675 $   31,857 $ (32,574)$  401,958
COST OF REVENUE               151,313          -         -    151,313
GROSS MARGIN                  251,362     31,857   (32,574)   250,645

OPERATING COSTS & EXPENSES:
 Operating and selling        176,323      5,468         -    181,791
 General & administrative      51,148      7,076   (32,574)    25,650
 Store Opening Expenses         1,219          -         -      1,219
 Restructuring charge for
  Store closure                     -          -         -          -

INCOME FROM OPERATIONS         22,672     19,313         -     41,985

Interest income                     -      9,863    (9,680)       183
Interest expense              (17,742)         -     9,680     (8,062)
Early debt retirement               -          -         -          -
Equity Earnings in Subsidiary  17,512          -   (17,512)         -
Income before income
 taxes                         22,442     29,176   (17,512)    34,106

Benefit from (provision for)
 income taxes                  (1,972)   (11,664)        -    (13,636)

NET INCOME                 $   20,470  $  17,512  $(17,512) $  20,470



Consolidating Condensed Statement of Operations
Nine months ended September 30, 2004
(unaudited, in thousands)

                           ---------- ---------- --------- ----------
                               HEC       HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------- ---------- --------- ----------
REVENUE                    $1,278,629 $  113,208 $(115,364)$1,276,473
COST OF REVENUE               490,936          -         -    490,936
GROSS MARGIN                  787,693    113,208  (115,364)   785,537

OPERATING COSTS & EXPENSES:
 Operating and selling        558,737     17,584         -    576,321
 General & administrative     158,896     43,174  (115,364)    86,706
 Store Opening Expenses         1,497          -         -      1,497
 Restructuring charge for
  Store closure                  (190)         -         -       (190)

INCOME FROM OPERATIONS         68,753     52,450         -    121,203

Interest income                     -     26,244   (25,511)       733
Interest expense              (49,275)         -    25,511    (23,764)
Early debt retirement               -          -         -          -
Equity Earnings in Subsidiary  47,409          -   (47,409)         -
Income before income
 taxes                         66,887     78,694   (47,409)    98,172

Benefit from (provision for)
 income taxes                  (7,984)   (31,285)        -    (39,269)

NET INCOME                 $   58,903 $   47,409 $ (47,409)$   58,903



Consolidating Condensed Statement of Operations
Nine months ended September 30, 2003
(unaudited, in thousands)

                           ---------- ---------- --------- ----------
                               HEC       HMC      Elimin-    Consol-
                                                  ations     idated
                           ---------- ---------- --------- ----------
REVENUE                   $ 1,211,149 $  109,590 $(111,747)$1,208,992
COST OF REVENUE               455,630          -         -    455,630
GROSS MARGIN                  755,519    109,590  (111,747)   753,362

OPERATING COSTS & EXPENSES:
 Operating and selling        517,794     13,534         -    531,328
 General & administrative     161,079     31,868  (111,747)    81,200
 Store Opening Expenses         3,942          -         -      3,942
 Restructuring charge for
  Store closure                     -          -         -          -

INCOME FROM OPERATIONS         72,704     64,188         -    136,892

Interest income                    -      26,915   (26,185)       730
Interest expense              (52,630)         -    26,185    (26,445)
Equity in Earnings
 Of Subsidiary                 54,323          -   (54,323)         -
Early debt retirement         (12,467)         -         -    (12,467)
Income before income
 taxes                         61,930     91,103   (54,323)    98,710

Benefit from (provision for)
 income taxes                  (2,704)   (36,780)        -    (39,484)

NET INCOME                $    59,226 $   54,323 $ (54,323)$   59,226



Consolidating Condensed Balance Sheet
September 30, 2004
(unaudited, in thousands)

                           ---------- ---------- ---------- ----------
                               HEC       HMC       Elimin-    Consol-
                                                   ations     idated
                           ---------- ---------- ---------- ----------
ASSETS
Cash and cash equivalents  $    2,372 $  143,557 $        - $  145,929
Receivables                    21,982    417,312   (410,007)    29,287
Merchandise inventories       136,422          -          -    136,422
Prepaid expenses and other      9,414      3,937          -     13,351
 current assets
Total current assets          170,190    564,806   (410,007)   324,989

Rental inventory, net         267,029          -          -    267,029
Property & equipment, net     250,242     25,676          -    275,918
Goodwill, net                  67,737          -          -     67,737
Deferred tax assets, net       73,508          -          -     73,508
Other assets, net             360,967      7,772   (353,220)    15,519
Total Assets               $1,189,673 $  598,254 $ (763,227)$1,024,700

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $     547  $       -  $       -  $     547
Accounts payable             410,007    142,821   (410,007)   142,821
Accrued expenses              23,766     98,295          -    122,061
Accrued interest                   -        992          -        992
Income taxes payable               -      2,926          -      2,926
Total current liabilities    434,320    245,034   (410,007)   269,347

Long-term obligations, less
 current portion             350,862          -          -    350,862
Other liabilities             15,349          -          -     15,349
Total liabilities            800,531    245,034   (410,007)   635,558

Common stock                 493,524      4,008     (4,008)   493,524
Unearned compensation              -          -          -          -
Retained earnings
 (accumulated deficit)      (104,382)   349,212   (349,212)  (104,382)
Total shareholders'
 equity (deficit)            389,142    353,220   (353,220)   389,142
Total liabilities and
 shareholders' equity
 (deficit)                 $1,189,673 $ 598,254  $(763,227) $1,024,700



Consolidating Condensed Balance Sheet
December 31, 2003
(in thousands)

                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,259  $   71,874  $        -  $   74,133
Cash held by trustee for
 Refinancing                        -           -           -           -
Accounts receivable, net       24,796     461,250    (452,059)     33,987
Merchandise inventories       129,864           -           -     129,864
Prepaid expenses and other
 current assets                10,041       3,192           -      13,233
Total current assets          166,960     536,316    (452,059)    251,217
Rental inventory, net         268,748           -           -     268,748
Property & equipment, net     265,257      23,600           -     288,857
Goodwill, net                  66,678           -           -      66,678
Deferred income tax asset     104,302           -           -     104,302
Other assets, net              10,461       7,194           -      17,655
Investment in Subsidiary      305,813           -    (305,813)          -
Total assets               $1,188,219 $   567,110  $ (757,872) $  997,457

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $      647 $        -   $        -  $      647
Subordinated notes to be
 Retired with cash held by
 Trustee (including accrued
 Interest of $8.1 million)          -           -           -           -
Accounts payable              452,059     159,586    (452,059)    159,586
Accrued expenses               22,907      94,960           -     117,867
Accrued interest                    -       6,467           -       6,467
Income taxes payable                -         284           -         284
Total current liabilities     475,613     261,297    (452,059)    284,851
Long-term obligations, less
 current portion              370,669           -           -     370,669
Other liabilities              16,108           -           -      16,108
Total liabilities             862,390     261,297    (452,059)    671,628
Common stock                  489,247       4,008      (4,008)    489,247
Unearned compensation            (133)          -           -        (133)
Retained earnings
 (accumulated deficit)       (163,285)    301,805    (301,805)   (163,285)
Total shareholders'
 equity (deficit)             325,829     305,813    (305,813)    325,829
Total liabilities and
 shareholders equity
 (deficit)                 $1,188,219 $   567,110  $ (757,872) $  997,457



Consolidating Condensed Statement of Cash Flows
Nine months ended September 30, 2004
(unaudited, in thousands)
                              ---------- ---------- ---------- ----------
                                  HEC        HMC      Elimin-    Consol-
                                                      ation      idated
                              ---------- ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $   58,903 $   47,409 $  (47,409)$   58,903
 Equity Earnings in
  subsidiary                     (47,409)         -     47,409          -
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                     -          -          -          -
  Depreciation &
   amortization                  188,699      4,160          -    192,859
  Tax benefit from exercise
   of stock options                5,754          -          -      5,754
  Change in deferred tax
   asset                          30,793          -          -     30,793
  Change in deferred rent           (759)         -          -       (759)
  Non cash stock compensation        133          -          -        133
  Net change in operating
   assets & liabilities          (44,308)    26,771          -    (17,537)
Cash provided by (used in)
  Operating activities           191,806     78,340          -    270,146

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (141,401)         -          -   (141,401)
 Purchase of property &
  equipment, net                 (28,056)    (6,237)         -    (34,293)
 Increase in intangibles
  & other assets                    (851)      (420)         -     (1,271)
 Refinancing Proceeds                  -          -          -          -
Cash used in investing
 activities                     (170,308)    (6,657)         -   (176,965)

FINANCING ACTIVITIES:
 Proceeds from the sale of
  common stock, net                    -          -          -          -
 Repayments of capital lease
  obligations                       (437)         -          -       (437)
 Repurchase of Common Stock       (3,665)         -          -     (3,665)
 Proceeds from exercise
  of stock options                 2,188          -          -      2,188
 Decrease in Credit Facility     (20,000)         -          -    (20,000)
 Debt financing costs                  -          -          -          -
 Proceeds from Capital lease
  Obligations                        529          -          -        529
Cash used in financing
 activities                      (21,385)         -          -    (21,385)

Increase in cash
 and cash equivalents                113     71,683          -     71,796
Cash and cash equivalents
 at beginning of year              2,259     71,874          -     74,133
Cash and cash equivalents at
 the end of the third
 quarter                      $    2,372  $ 143,557 $        - $  145,929



Consolidating Condensed Statement of Cash Flows
Nine months ended September 30, 2003
(unaudited, in thousands)
                              ---------- ---------- ---------- ----------
                                  HEC        HMC      Elimin-   Consol-
                                                      ation     idated
                              ---------- ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                   $   59,226 $   54,323 $  (54,323)$   59,226
 Equity Earnings in
  subsidiary                     (54,323)         -     54,323          -
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                 5,827          -          -      5,827
  Depreciation &
   amortization                  199,948      6,189          -    206,137
  Tax benefit from exercise
   of stock options                7,485          -          -      7,485
  Change in deferred tax
   asset                          27,694          -          -     27,694
  Change in deferred rent         (1,146)         -          -     (1,146)
  Non cash stock compensation        432          -          -        432
  Net change in operating
   assets & liabilities          204,721   (264,105)         -    (59,384)
Cash provided by (used in)
  Operating activities           449,864   (203,593)         -    246,271

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (152,388)         -          -   (152,388)
 Purchase of property &
  equipment, net                 (63,186)    (7,612)         -    (70,798)
 Increase in intangibles
  & other assets                    (380)      (708)         -     (1,088)
 Net Proceeds from indenture
  trustee                              -    218,531          -    218,531
Cash used in investing
 activities                     (215,954)   210,211          -     (5,743)

FINANCING ACTIVITIES:
 Repayment of subordinated
  debt                          (250,000)         -          -   (250,000)
 Borrowings under new
   term loan                     200,000          -          -    200,000
 Repayment of prior revolving
  loan                          (107,500)         -          -   (107,500)
 Decrease in credit
  facilities                     (55,000)         -          -    (55,000)
 Debt financing costs             (7,454)         -          -     (7,454)
 Repayments of capital lease
  obligations                     (7,818)         -          -     (7,818)
 Repurchase of common stock       (9,412)         -          -     (9,412)
 Proceeds from exercise
  of stock options                 3,452          -          -      3,452
 Cash used in financing
  activities                    (233,732)         -          -   (233,732)
 Increase in cash
  and cash equivalents               178      6,618          -      6,796
Cash and cash equivalents
 at beginning of year              2,045     31,100          -     33,145
Cash and cash equivalents at
 the end of the third
 quarter                      $    2,223   $ 37,718 $        - $   39,941




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ABOUT HOLLYWOOD ENTERTAINMENT

We are the second largest rental retailer of movies and video games in the United States. We opened our first Hollywood Video store in October 1988 and, as of September 30, 2004, we operated 1973 Hollywood Video stores in 47 states and the District of Columbia, of which 678 included an in-store game department("Game Crazy"), where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy department carries over 2,500 video game titles and occupies an area of approximately 700 to 900 square feet within the store.

For the nine months ended September 30, 2004, we derived 80.6% of our revenue from movie and game rental products, 13.4% from the sale of new and used game hardware, software and accessories in our game departments, and 6.0% from the sale of new movies, concessions and video accessories.

Although domestic rental spending has remained fairly flat over the past five years and appears to be declining in 2004, we have increased our total revenue through opening new stores, taking market share and selling more used movies. We estimate approximately half of the rental industry's market share remains divided among a relatively large number of smaller independent and regional operators. The studios' current movie distribution practice provides an exclusive window for DVD and VHS retail channels before the movies are available to pay-per view, video-on-demand and other distribution channels. Changes in the studio distribution practice or changes in pricing of movies could negatively impact our business. For a discussion of risks inherent to our industry in general and Hollywood video in particular, please see "Cautionary Statements".

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

Our strategy is to make Hollywood Video stores a total home entertainment destination. The Hollywood Video retail model, including the types of real estate sites we pursue, the store design, employee hiring and training practices, and inventory and merchandising standards, is designed to maximize the number of customers per store, as well as the frequency of customer visits and the amount that consumers spend per visit. Our stores are typically located in high-traffic, high-visibility locations with convenient access and parking. Inside the store, we focus on providing a superior selection of movies and games for rent as well as new and used movies and games for sale, in a friendly and inviting atmosphere that encourages browsing. We believe that consumers view movie and game rentals in general, and our pricing structure and rental terms in particular, as a convenient form of entertainment and an excellent value. As it relates to movie sales, our focus is primarily on used movies which we believe offer a better value to those consumers who choose to purchase instead of rent. As it relates to game sales, our approach is to build dedicated departments within the store. This approach, combined with the core concept of buy, sell and trade, along with our employee hiring and training, and inventory selection and merchandising presentation, is designed to appeal to both "hard-core" and casual game consumers.

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

Merger Agreement

On March 28, 2004 we signed a definitive merger agreement with Carso Holdings Corporation ("Carso") and its wholly owned subsidiary Hollywood Merger Corporation ("Merger Corp"), both affiliates of Leonard Green & Partners, L.P., which provided for the merger of Merger Corp into Hollywood Entertainment with Hollywood Entertainment surviving as a wholly owned subsidiary of Carso. On October 14, 2004, we filed a current report on Form 8-K announcing that we had executed an amended and restated merger agreement with Carso and Merger Corp, dated as of October 13, 2004. The amended and restated merger agreement reduces the merger consideration from $14.00 to $10.25 per share and includes other modifications, including the elimination of the termination fee previously payable to LGP and restrictions on our ability to solicit offers from other interested acquirors. If the merger is completed as contemplated by the amended and restated merger agreement, our shareholders, except for Mark Wattles, our founder, Chairman and Chief Executive Officer, and other members of senior management who will acquire Carso common stock, will receive $10.25 per share in cash. Mr. Wattles will continue in his current capacities following the merger and will own 50% of the common stock and 50% of the junior preferred stock of Carso on a fully diluted basis. Green Equity Investors IV, LP will own 50% of the common stock of Carso, 50% of the junior preferred stock of Carso on a fully diluted basis, and all of the senior preferred stock of Carso. We entered into the amended and restated merger agreement following the unanimous recommendation of a special committee comprised of the independent directors of the Company's Board of Directors (the "Special Committee"). The Special Committee and the Board of Directors received a fairness opinion from Lazard Freres & Company, LLC as to the consideration to be received by our shareholders pursuant to the amended and restated merger agreement.

The closing of the merger is subject to terms and conditions customary for transactions of its type, including shareholder approval and the completion of financing. The parties to the amended and restated merger agreement anticipate completing the merger in January 2005.


RESULTS OF OPERATIONS

Summary Results of Operations

Total revenue for the three months and nine months ended September 30, 2004 was $410.6 million and $1,276.5 million, respectively, compared to $402.0 million and $1,209.0 million for the corresponding periods of the prior year. The increase was primarily attributable to the increased number of Hollywood Video stores open, as well as the impact of more game departments and positive same store sales per game department, which more than offset the negative same store revenue from rental products.

Our income from operations for the three months ended September 30, 2004 was $34.4 million compared to $42.0 million for the three months ended September 30, 2003. The decrease was attributable to increased operating and selling expenses of $12.8 million, and increased general and administrative expenses of $1.6 million, partially offset by increased gross profit of $6.1 million and a reduction in store opening expenses of $0.8 million. The increase in operating and selling expenses was driven by increased store occupancy costs and repair and maintenance costs of $6.7 million, increased Game Crazy operating expenses of $4.1 million, and increased labor and advertising associated with new video merchandising initiatives of $1.4 million. The increase in general and administrative expenses was attributable to $1.7 million in merger-related expenses.

Income from operations for the nine months ended September 30, 2004 was $121.2 million compared to $136.9 million for the nine months ended September 30, 2003. The decrease was attributable to increased operating and selling expenses of $45.0 million and increased general and administrative expenses of $5.5 million, partially offset by increased gross margin of $32.2 million and a reduction in store opening expenses of $2.4 million. The increase in operating and selling expenses was driven by increased store occupancy costs of $16.6 million, increased Game Crazy operating expenses of $17.1 million, increased labor of $4.9 million due to a higher video store count, and increased video advertising of $3.9 million. The increase in general and administrative expenses was attributable to $5.3 million in merger-related expenses.

Net income for the three months ended September 30, 2004 was $16.0 million compared to net income of $20.5 million for the three months ended September 30, 2003. The decrease was attributable to the $12.8 million increase in operating and selling expenses and $1.7 million in merger-related expenses, partially offset by increased gross profit of $6.1 million.

Net income for the nine months ended September 30, 2004 was $58.9 million compared to net income of $59.2 million for the nine months ended September 30, 2003. The decrease was attributable to increased gross profit of $32.2 million, as well as a $12.5 million expense for early debt retirement in the first quarter of 2003, which causes net income to increase year-over-year by the same amount, offset by the $45.0 million increase in operating and selling expenses and $5.3 million of merger-related expenses for the nine months ended September 30, 2004.

Results of Operation Expressed as a Percentage of Revenue

The following table sets forth (i) results of operations data expressed as a percentage of total revenue and (ii) gross margin data.

                                       Three Months Ended   Nine Months Ended
                                         September 30,         September 30,
                                      -------------------  -------------------
                                        2004       2003      2004       2003
                                      --------   --------  --------   --------
Revenue:
  Rental product revenue                 79.3%      83.9%     80.6%      85.3%
  Merchandise sales                      20.7%      16.1%     19.4%      14.7%
                                      --------   --------  --------   --------
                                        100.0%     100.0%    100.0%     100.0%
                                      --------   --------  --------   --------
Gross margin                             62.5%      62.4%     61.5%      62.3%

Operating costs and expenses:
  Operating and selling                  47.4%      45.2%     45.1%      43.9%
  General and administrative              6.7%       6.4%      6.8%       6.7%
  Store opening expense                   0.1%       0.3%      0.1%       0.3%
  Restructuring Charges for Store
  Closure                                 0.0%       0.0%      0.0%       0.0%
                                      --------   --------  --------   --------
                                         54.2%      51.9%     52.0%      50.9%
                                      --------   --------  --------   --------
Income from operations                    8.3%      10.5%      9.5%      11.4%
  Interest expense, net                  (1.8%)     (2.0%)    (1.8%)     (2.1%)
  Early debt retirement                   0.0%       0.0%      0.0%      (1.1%)
                                      --------   --------  --------   --------
Income before income taxes                6.5%       8.5%      7.7%       8.2%
Provision for income taxes               (2.6%)     (3.4%)    (3.1%)     (3.3%)
                                      --------   --------  --------   --------
Net income                                3.9%       5.1%      4.6%       4.9%
                                      ========   ========  ========   ========

Other data:
 Rental product gross margin (1)         71.3%      69.0%     70.1%      68.3%
 Merchandise sales gross margin (2)      29.0%      27.8%     26.1%      27.6%

--------------------------
 (1) Rental product gross margin as a percentage of rental product revenue.
 (2) Merchandise sales gross margin as a percentage of merchandise sales.


REVENUE

Revenue increased by $8.6 million, or 2.1%, and $67.5 million, or 5.6%, for the three months and nine months ended September 30, 2004, respectively, compared to the three months and nine months ended September 30, 2003. The increases were primarily due to opening new Hollywood Video stores and additional game departments. We operated an additional 109 and 100 weighted-average Hollywood Video stores and 131 and 201 additional weighted-average game departments for the three months and nine months ended September 30, 2004, respectively. Same store sales decreased 2% in the three months ended September 30, 2004 and increased 1% in the nine months ended September 30, 2004. Decreases in same store sales from rental product of 8% and 5% for the three months and nine months ended September 30, 2004 were offset by same store increases for our game departments of 32% and 29%.

The following is a summary of revenue by product category (in thousands):

                                  Three Months Ended       Nine months Ended
                                     September 30,           September 30,
                                 --------------------   ----------------------
                                     2004      2003         2004        2003
                                 ---------  ---------   ----------  ----------
DVD rental product revenue       $ 229,966  $ 193,208   $  704,039  $  550,759
VHS rental product revenue          68,223    117,357      239,648     394,612
Game rental product revenue         27,190     26,741       85,218      86,413
                                 ---------  ---------   ----------  ----------
Total rental product revenue       325,379    337,306    1,028,905   1,031,784
                                 ---------  ---------   ----------  ----------

Game Crazy departments              61,357     38,928      171,685      94,221
New movies, concessions
 and accessories                    23,818     25,724       75,883      82,987
                                 ---------  ---------   ----------  ----------
Total merchandise sales             85,175     64,652      247,568     177,208
                                 ---------  ---------   ----------  ----------

                                 ---------  ---------   ----------  ----------
Total revenue                    $ 410,554  $ 401,958   $1,276,473  $1,208,992
                                 =========  =========   ==========  ==========

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

In the third quarter of 2004 we began to offer nationally the Movie Value Pass
(MVP), an in-store movie rental subscription service that allows customers to rent an unlimited number of most new release movies and all catalog movies during the term of the pass, subject to a limit on the number of movies that can be out at one time. Subscription fees are paid up-front and recognized as revenue on a straight-line basis over the applicable term of the pass.

Merchandise sales are generated from the sale of new and used game hardware, software and accessories, new movies, concessions and miscellaneous video accessory items. Revenue from our game departments increased 57.6% and 82.2% in the three months and nine months ended September 30, 2004, respectively, compared to the three months and nine months ended September 30, 2003. The increase was primarily due to the addition of 98 new departments and favorable year-over-year increases for existing departments.


GROSS MARGIN

Rental Product Margin

Rental product gross profit as a percentage of rental product revenue ("gross margin") increased to 71.3% and 70.1% for the three months and the nine months ended September 30, 2004, respectively, from 69.0% and 68.3% for the three months and the nine months ended September 30, 2003. The increase was primarily due to a shift in revenue from VHS product to DVD product resulting in an increase in the percentage of new release movies acquired under DVD revenue sharing arrangements, which typically have a higher gross margin than VHS revenue sharing arrangements. Improved inventory management on titles not purchased under revenue sharing arrangements also contributed to the increase in gross margin.

Merchandise Sales Margins

Merchandise sales gross margin increased to 29.0% for the three months ended September 30, 2004 from 27.8% for the three months ended September 30, 2003. The increase was partially attributable to a decrease in discounts on concession sales related to promotional programs.

Merchandise sales gross margin decreased to 26.1% for the nine months ended September 30, 2004 from 27.6% for the nine months ended September 30, 2003. The decrease was primarily the result of an increase in the percentage of revenue from new game sales, which typically have lower gross margins than other product categories, such as used games, accessories and concessions.

OPERATING COSTS AND EXPENSES

Operating and Selling Expenses

Total operating and selling expenses for the three months ended September 30, 2004 increased as a percentage of revenue to 47.4% from 45.2% for the three months ended September,30 2003. Total operating and selling expenses for the three months ended September 30, 2004 increased $12.8 million to $194.6 million from $181.8 million for 2003. The increase was primarily the result of increased variable costs associated with increased total revenue, an increase of 109 weighted-average stores and an increase in operating and selling expenses associated with the expansion of our Game Crazy initiative, including operating an additional 131 weighted-average game departments. Payroll and related expenses increased by $3.6 million, rent and related expenses increased by $5.0 million, utilities increased by $1.4 million, and other operating and selling expenses increased by $2.8 million for the three months ended September 30, 2004 compared to the corresponding period of the prior year.

Total operating and selling expenses for the nine months ended September 30, 2004 increased as a percentage of revenue to 45.1% from 43.9% for the nine months ended September 30, 2003. Total operating and selling expense for the nine months ended September 30, 2004 increased $45.0 million to $576.3 million from $531.3 million for 2003. The increase was primarily the result of increased variable costs associated with increased total revenue, an increase of 100 weighted-average stores and an increase in operating and selling expenses associated with the expansion of our Game Crazy initiative, including operating an additional 201 weighted-average game departments. Payroll and related expenses increased by $17.4 million, rent and related expenses increased by $14.5 million, advertising increased by $6.0 million, and other operating and selling expenses increased by $7.1 million for the nine months ended September 30, 2004 compared to the corresponding period of the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2004 increased $1.6 million to $27.3 million, or 6.7% of total revenue, from $25.7 million, or 6.4% of total revenue for the three months ended September 30, 2003. Included in the general and administrative expenses for three months ended September 30, 2004 was $1.7 million in merger-related expenses.

General and administrative expenses for the nine months ended September 30, 2004 increased $5.5 million to $86.7 million, or 6.8% of total revenue, from $81.2 million, or 6.7% of total revenue for the nine months ended September 30, 2003. Included in the general and administrative expenses for nine months ended September 30, 2004 was $5.3 million in merger-related expenses.

NON-OPERATING INCOME (EXPENSE), NET

Interest Expense

Interest expense, net of interest income, was $7.8 million and $23.0 million for the three months and nine months ended September 30, 2004, respectively compared to $7.9 million and $25.7 million for the corresponding periods of the prior year. The reduction was primarily due to decreased borrowing levels and lower interest rates (see Note 7 to see a detailed table of long-term obligations).

Early Debt Retirement

In the first quarter of 2003, we redeemed the outstanding $250 million 10.625% senior subordinated notes due 2004 and retired our prior credit facility due 2004. As a result, we recorded a charge of $12.5 million that included an early redemption premium of $6.6 million and the non-cash write-off of deferred financing costs.

INCOME TAXES

Our effective tax rate was 40% for the three months and nine months ended September 30, 2004 compared to 40% for the three months and nine months ended September 30, 2003. Our effective tax rate varies from the federal statutory rate as a result of nondeductible officer's compensation, other permanent items and minimum state income taxes. In the fourth quarter of 2003 we applied for a change in accounting method with the Internal Revenue Service (IRS) to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. The application is under review by the IRS. Based on internal forecasts and utilization of our net operating loss carryforwards, but excluding any impact of the proposed merger, we do not anticipate significant cash tax payments until 2005.

RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods impact the dollar amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of DVDs or videocassettes at reduced or no up-front costs, we share with the studio agreed-upon portions of the revenue that we derive from those DVDs or videocassettes. The studio's share of the revenue is expensed, net of an estimated residual value, as revenue is earned on revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of revenue rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no further obligation to make payments to the studios for those movies. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of rental product over its estimated useful life to an estimated residual value. Therefore, purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. Cost of rental product included revenue sharing expense of $12.0 million and $45.9 million for the three months and nine months ended September 30, 2004 compared to $18.8 million and $70.4 million for the three months and nine months ended September 30, 2003. The decline in revenue sharing expense is primarily the result of an increase in the percentage of movies acquired on DVD compared to VHS, as DVD revenue sharing arrangements typically result in lower net revenue sharing expense than VHS revenue sharing arrangements.

MERCHANDISE INVENTORY

Merchandise inventory consists of new and used game software, hardware and accessories, new movies for sale, concessions and accessory items for sale, and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as used.

Consolidated merchandise inventory increased $6.5 million to $136.4 million as of September 30, 2004, from $129.9 million as of December 31, 2003. The increase was primarily related to the addition of 83 game departments and game inventory increases in existing game departments to support a 29% increase in same store sales in the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of movies on DVD and VHS, video game hardware and software, video game and movie accessories, and concessions. The amount of cash generated from operations in nine months ended September 30, 2004 funded our debt service requirements, maintenance capital expenditures, and provided the capital required to open 64 Hollywood Video stores and add 83 game departments. At September 30, 2004, we had $145.9 million of cash and cash equivalents on hand.

We believe cash flow from operations, flexibility under our credit facilities, cash on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the foreseeable future, including our expansion plans discussed below in "Cash Used in Investing Activities." If the merger disclosed above under the heading "Merger Agreement" is completed, our capital structure will change significantly. The financing required to complete the merger transaction will substantially increase our long-term obligations, which will increase our debt service requirements. Information regarding the merger agreement and related financing can be found in the Company's preliminary proxy statement filed on July 8, 2004, as updated by the Company's current report on Form 8-K filed October 14, 2004. The Company will amend its preliminary proxy statement to reflect the amended and restated terms of the merger agreement with affiliates of LGP.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $23.9 million, or 9.7%, to $270.1 million for the nine months ended September 30, 2004 compared to $246.3 million for the corresponding period of the prior year. The increase was primarily attributable to favorable changes in working capital accounts including $24.5 million for merchandise inventory driven by a reduction in the number of new game departments opened in the current year period.

Cash Used in Investing Activities

Net cash used in investing activities was $177.0 million for the nine months ended September 30, 2004 compared to $5.7 million for the corresponding period of the prior year. We opened 64 Hollywood Video stores and added 83 game departments in the nine months ended September 30, 2004 compared to opening 42 Hollywood Video stores and adding 304 game departments in the nine months ended September 30, 2003. Cash used in investing activities for the nine months ended September 30, 2003 includes $218.5 million of proceeds delivered to subordinated note holders on our behalf by the indenture trustee. The delivery of the proceeds to the indenture trustee in the fourth quarter of 2002 and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities.

We anticipate investing approximately $85 million in 2004 to open approximately 100 Hollywood Video stores and to add approximately 120 game departments (including the investment in inventory and opening expenses) and for maintenance capital expenditures. In addition, we regularly consider new business initiatives that would enhance, expand, or complement our position in the entertainment industry. Some of those under consideration, such as movie trading and mail delivery rental services, are closely related to our existing business. Any initiative undertaken could require significant capital investment, could be unsuccessful, or, even if successful, could have a short-term adverse impact on our financial condition, liquidity and operating results.

Cash Used in Financing Activities

Net cash flow from financing activities was a $21.4 million use of cash for the nine months ended September 30, 2004 that included a $20 million prepayment on our term loan facility, which is now prepaid through 2006, as well as the repurchase of 295,139 shares of common stock for $3.7 million. Net cash flow from financing activities was a $233.7 million use of cash for the nine months ended September 30, 2003. The use of cash reflected the redemption of $250.0 million of senior subordinated notes and the retirement of our prior credit facility of $107.5 million with $218.5 million in proceeds from the indenture trustee and $200.0 million of initial borrowings under our new credit facility.

Instruments governing our indebtedness contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business, including our ability to pay dividends and repurchase common stock. At September 30, 2004, we were in compliance with all covenants contained within our debt agreements.

At September 30, 2004, maturities on long-term obligations for the next five years are as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2004                $        -    $        -    $     153   $     153
2005                         -             -          594         594
2006                         -             -          578         578
2007                         -        20,000           84      20,084
2008                         -       105,000            -     105,000
Thereafter             225,000             -            -     225,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  125,000    $   1,409   $ 351,409
                    ----------    ----------    ---------   ---------

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

Other Financial Measurements: Working Capital

At September 30, 2004, we had cash and cash equivalents of $145.9 million and a positive working capital balance of $55.6 million. Prior to the second quarter of 2004 we had operated with a working capital deficit. The current period positive working capital balance was primarily due to the discontinuation of prepayments on our term facility and the cessation of all activity related to our share repurchase program in connection with the proposed merger with an affiliate of LGP. Prior to the second quarter of 2004 the working capital deficits were primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue and the majority of this inventory has a relatively short useful life (as evidenced by our amortization policies), the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video rental industry as it may be for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the existence of a working capital deficit does not affect our ability to operate our business and meet our obligations as they come due.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of September 30, 2004, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1% during the twelve months ended September 30, 2004 our interest expense would have increased by approximately $1.3 million based on our outstanding balance on the facility as of September 30, 2004.

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


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties and which are intended to be covered by the safe harbors created thereby. These statements can be identified by the fact that they do not relate strictly to historical information and include the words "expects", "believes", "anticipates", "plans", "may", "will", "intend", "estimate", "continue" or other similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those currently anticipated. These risks and uncertainties include, but are not limited to, items discussed below under the heading "Cautionary Statements." Forward-looking statements speak only as of the date made. We undertake no obligation to publicly release or update forward-looking statements, whether as a result of new information, future events or otherwise. You are, however, advised to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and any reports made on Form 8-K filed with the Securities and Exchange Commission.

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

Completion of the merger contemplated by the amended and restated merger agreement is subject to a number of contingencies, including approval by a majority of our shareholders (with shares held by Mark J. Wattles counted toward determining the number of shares outstanding, but not counted toward reaching majority approval), the completion of the financing, and other customary closing conditions. Prior to execution of the amended and restated merger agreement, Leonard Green & Partners, L.P. had informed us that, due to industry and market conditions, Leonard Green & Partners, L.P. believed the financing condition to the completion of the merger (on the terms set forth in the original merger agreement dated March 28, 2004) would not be satisfied. Notwithstanding our execution of the amended and restated merger agreement, we do not assure you that a merger with Carso will be completed, or if completed, that it would be completed on terms that do not differ materially from those in the amended and restated merger agreement. In addition, eight class action lawsuits have been filed naming us, the members of our board of directors, one of our executive officers and Leonard Green & Partners. The lawsuits seek to enjoin the completion of the merger.

Uncertainties associated with the proposed merger may cause Hollywood to lose key personnel.

If the merger is not completed for any reason, Hollywood will be subject to a number of risks, including:

- the market price of Hollywood common stock may decline to the extent the current market price reflects an assumption that the merger will be completed; and
- costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees and, in certain circumstances, termination and expense reimbursement fees, must be paid even if the merger is not completed and will be expensed in the fiscal period in which termination occurs.

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

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. In the second half of 2002 we resumed opening Hollywood Video stores and began a significant remerchandising initiative to add Game Crazy departments to existing Hollywood Video stores, opening 41 new Hollywood Video stores and adding 207 Game Crazy departments.
In 2003, we opened 102 Hollywood Video stores and added 319 Game Crazy departments. In 2004, we anticipate opening approximately 100 new Hollywood Video stores and adding approximately 120 new Game Crazy departments. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base and a growing video game buy, sell and trade business, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure.

In addition, our ability to open and operate new stores profitably depends upon numerous contingencies, many of which are beyond our control. These contingencies include but are not limited to:

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

We may also open stores in markets where we already have significant operations in order to maximize our market share within these markets. If we do so, these newly opened stores could adversely affect the revenues and profitability of other stores in the same market.

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

If we experience delays in implementing and testing our internal control over financial reporting, our independent auditors may be unable to attest to our report on its effectiveness, and our stock price could suffer.

On October 6, 2004 we received from PricewaterhouseCoopers, our independent auditors, a letter noting that, if our implementation of systems necessary for the auditors' attestation of management's report on internal control over financial reporting is delayed due to remediative or other requirements, our auditors may not have the resources available to timely complete their assessment and report on internal control over financial reporting. Some slippage in our implementation schedule has already occurred due to remediative action on some of our information systems, which has reduced the margin for implementing any additional remediative action. Although we believe our internal control over financial reporting is effective, if management or our independent auditors are unable to report on its effectiveness when we file our annual report for the fiscal year ending December 31, 2004, our stock price may suffer.

We have a substantial amount of indebtedness and debt service obligations, which could adversely affect our financial and operational flexibility and increase our vulnerability to adverse conditions.

As of September 30, 2004, we had total consolidated long-term debt, including capital leases, of approximately $351.4 million. We and our subsidiary could incur substantial additional indebtedness in the future, including the financing required to complete the merger, which will substantially increase our indebtedness. An increase in our indebtedness could intensify the related risks that we now face. For example, it could:

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

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. At September 30, 2004, we were in compliance with all covenants contained within our debt agreements.

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

In addition to the merger-related litigation described above, we have been named in several purported class action lawsuits alleging various causes of action, including claims regarding our membership application and additional rental period charges. We have been successful in obtaining dismissal of three of the actions filed against us. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have been named in several purported class action lawsuits alleging various causes of action, including claims regarding its membership application and additional rental period charges. We have vigorously defended these actions and maintain that the terms of our additional rental charge policy are fair and legal. We have been successful in obtaining dismissal of three of the actions filed against us. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. We received preliminary approval on August 10, 2004 of an agreement to settle these claims and expect final approval in June 2005. Notice to class members began on October 10, 2004 and will last for six months. We believe we have provided adequate reserves in connection with these lawsuits.

We are aware of eight lawsuits filed in the circuit courts of Oregon for the counties of Clackamas and Multnomah related to the proposed merger of the Company with an affiliate of Leonard Green & Partners, L.P. (LGP) pursuant to the initial Agreement and Plan of Merger, dated as of March 28, 2004, among Hollywood Entertainment and affiliates of LGP (the "March 28 Merger Agreement"). These purported class action and derivative suits each seek a court order enjoining completion of the Merger, and costs and attorneys' fees to the plaintiffs' lawyers. Some of the suits additionally request damages in an unstated amount allegedly suffered by our shareholders by reason of the March 28 Merger Agreement. The Clackamas County suits were consolidated and, on July 28, 2004, the parties to the Clackamas and Multnomah County suits entered into a memorandum of understanding regarding a potential settlement of claims. We described, in a current report on Form 8-K filed July 8, 2004, the terms of the proposed settlement, which included additional disclosure in our proxy statement regarding the merger, modifications to the termination fee and shareholder approval requirements in the March 28 Merger Agreement, covenants from an affiliate of LGP regarding the future sale of Hollywood Entertainment, and payment of $995,000 of the plaintiff's attorney fees. We provided a reserve for this litigation that we believe was adequate. An amended and restated merger agreement was entered into on October 13, 2004. Plaintiffs in the consolidated cases have informed us of their intent to file a consolidated complaint that includes allegations regarding the amended and restated merger agreement. It is not clear how the reduction in the per share consideration and other changes in the amended and restated merger agreement will affect the settlement negotiations and there is no assurance that a settlement will be effected or that current reserves for this litigation will be adequate.

In 2003, we were named as a defendant in two complaints regarding wage and hour claims in California. In 2004, an additional lawsuit was filed with substantially similar claims. The plaintiffs are seeking to certify a class action alleging that certain California employees were denied meal and rest periods. There are several additional related wage and hours claims for unpaid overtime, late payment of wages and off the clock work. A mediation took place on September 9, 2004 and the parties reached a settlement of all claims alleged in each of the actions. The parties will jointly move for preliminary approval of the settlement in November 2004. Following preliminary approval, notice of the settlement will be provided to class members. We believe we have provided adequate reserves in connection with these lawsuits.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe we have provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on our consolidated results of operation, financial condition or liquidity. At September 30, 2004, the commitments and contingencies reserve was $9.3 million. At December 31, 2003, the commitments and contingencies reserve was $6.8 million.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

A summary of our purchases of shares of our common stock for the three months ended September 30, 2004 is as follows (in thousands , except share amounts):

               ISSUER PURCHASES OF EQUITY SECURITIES
                 ------------------------------------------------------------
 Period          Total            Average           Total          Maximum
                 Number of        Price Paid        Number of      Number(or
                 Shares           per Share         Shares         Approximate
                 Purchased                          Purchased as   Dollar
                                                    Part of        Value)
                                                    Publicly       of Share
                                                    Announced      that May
                                                    Plans or       Yet Be
                                                    Programs       Purchased
                                                                   Under the
                                                                   Plans or
                                                                   Programs(1)
                 ---------        ---------         ---------       ---------

July   1-31             -        $       -                  -        $ 20,690
August 1-5              -                -                  -        $ 20,690
August 6-31             -                -                  -        $ 40,951
Sept.  1-30             -                -                  -        $ 40,951
                 ---------        ---------         ---------
Total                   -        $       -                  -
                 =========        =========         =========

(1) Hollywood's ability to purchase shares under its publicly announced plan is limited by its bank credit facility. The calculation is outlined in our amended credit facility as exhibit 10.1 in our quarterly report on Form 10-Q for the period ended September 30, 2003. We do not intend to make further purchases under the plan while our proposed merger transaction is pending.


ITEM 6.  EXHIBITS

2.1 Amended and Restated Agreement and Plan of Merger dated October 13, 2004 by and among the Registrant, Carso Holdings Corporation and Hollywood Merger Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed October 14, 2004).

2.1(a) Agreement and Plan of Merger dated March 28, 2004 by and among the Registrant, Carso Holdings Corporation and Cosar Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed March 29, 2004). (This agreement has been superseded by the agreement listed as
Exhibit 2.1).

2.1(b) First Amendment to Agreement and Plan of Merger by and among the Registrant, Carso Holdings Corporation and Cosar Corporation dated June 4, 2004 (incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K filed June 8, 2004). (This amendment has been superseded by the agreement listed as Exhibit 2.1.)

3.1 1993B Restated Articles of Incorporation, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-63042), by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3 (File No. 33-96140), and by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
1998).

3.2 1999 Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-82937).

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

10.1 Resolutions adopted by the Board of Directors of the Registrant October 13, 2004 regarding Indemnification of Specified Officers.

31.1 Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      HOLLYWOOD ENTERTAINMENT CORPORATION

                                (Registrant)




October 21, 2004                        /S/Timothy R. Price
------------------        -------------------------------------------------
     (Date)                                Timothy R. Price
                	                     Chief Financial Officer
               		  (Authorized Officer and Principal Financial and
               			     Accounting Officer of the Registrant)