Form 10-K
period 2004-12-31
HOLLYWOOD ENTERTAINMENT CORP
filed 2005-03-17
CIK 905895

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington DC  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2004
                              -----------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]    No [ ]
   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]
   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes  [X]    No [ ]
   On June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $787,404,506 based upon the last sale price reported for such date on the Nasdaq National Market. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.
   On March 11, 2005, the registrant had 64,081,787 shares of Common Stock outstanding
                                    PART I

ITEM 1.  BUSINESS

OUR BUSINESS

We are the second largest rental retailer of movies and video games in the United States. We opened our first Hollywood Video store in October 1988 and, as of December 31, 2004 we operated 2,006 Hollywood Video stores in 47 states and the District of Columbia. Our stores, which average approximately 6,600 square feet, are typically located in high-traffic, high-visibility locations with convenient access and parking. Inside the store, we focus on providing a superior selection of movies and games for rent as well as new and used movies and video games for sale, in a friendly and inviting atmosphere that encourages browsing.

Our strategy is to make each Hollywood Video store a total home entertainment destination. We believe that many consumers continue to view movie and video game rentals as a convenient form of entertainment and an excellent value. As it relates to movie sales, our focus is primarily on the sale of used movies, which we believe offer a better value to those consumers who choose to purchase as opposed to rent. In addition, we benefit from being able to offer a large inventory of used titles no longer needed for our rental business. Our approach to video game sales is primarily to build dedicated game retail departments within our Hollywood Video stores. As of December 31, 2004, 695 Hollywood Video stores included an in-store "Game Crazy" department where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy department carries over 2,500 video game titles and occupies an area of approximately 700 to 900 square feet within the store. In addition, we had 20 free-standing Game Crazy stores as of December 31, 2004.

Our total revenue and cash provided by operating activities were $1.782 billion and $400.7 million, respectively, for the year ended December 31, 2004 and $1.683 billion and $391.5 million, respectively, for the year ended December 31, 2003. Revenue from our Hollywood Video stores represented approximately 84% of our revenue for the year ended December 31, 2004 consisting of approximately 78% from rental products and 6% from the sale of new DVD and VHS movies and concessions. Revenue from our Game Crazy departments for the year ended December 31, 2004 represented approximately 16% of our total revenue.


HOME VIDEO MOVIES - INDUSTRY OVERVIEW

The home video retail industry includes the sale and rental of DVD and videocassette movies by traditional video store retailers, online retailers, subscription rental retailers, mass merchants and other retailers. The introduction of retail-priced DVD and videocassette movies has led to a growing trend of consumers buying movies rather than renting. This trend is expected to continue to present challenges for traditional video store retailers, such as Hollywood, that depend on revenues generated by the rental of DVD and videocassette movies. With relatively low wholesale pricing, the market shift to DVD movies has presented Hollywood and the rest of the movie rental industry with the opportunity to improve gross margins and copy depth.

The studios' current movie distribution practice provides an exclusive window for DVD and videocassette movie retail channels before a movie is available to pay-per view, video-on-demand and other distribution channels. Because we believe the home video retail industry represents the single largest source of revenue to movie studios, we expect studios to continue to release movies to retail channels before they are available to other distribution channels, which we believe reduces the threat to our business posed by these channels.

Although the movie rental industry is facing increased competition from other forms of entertainment, including retail DVD sales, subscription services and video on demand, we believe there continue to be significant opportunities for industry growth for the following reasons:

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

New Release Movie Pricing to Home Video Retailers

In 1998, the major studios and several large home video retailers, including Hollywood, began entering into revenue sharing arrangements as an alternative to the historical rental pricing structures, which required home video retailers to purchase all titles for rental or sell-through. Under these arrangements, we pay movie studios a significantly reduced price per copy and in return share with the studios an agreed percentage of our rental revenue for a limited period of time, usually 26 weeks. We believe that there are considerable advantages to revenue sharing, including the ability to improve availability and thus customer satisfaction. We have revenue sharing arrangements with a number of studios, with more than half of our new movie release rental revenue in 2004 having been generated under revenue sharing arrangements. We are in discussions regarding additional revenue sharing arrangements and believe that additional revenue sharing would have a positive impact on our business.


VIDEO GAMES - INDUSTRY OVERVIEW

Consumer Spending

According to NPD Group, Inc. ("NPD"), the video game industry was an approximately $9.9 billion market in the United States in 2004, with software accounting for $6.2 billion and hardware and accessories accounting for $3.7 billion.

Hardware and Software

In 2000 and 2001, three new-generation hardware platforms, Nintendo's GameCube, Sony's PlayStation 2 and Microsoft's Xbox, were introduced. The popularity of these platforms has substantially increased the number of video game hardware units in use and has driven significant growth in the video game software segment. According to NPD, the video game software industry grew 7% to approximately $6.2 billion in 2004 compared to 2003. Hardware sales, according to NPD, were down 27 percent for 2004 due to price cuts and widespread inventory shortages during the holiday shopping season. We expect next generation hardware to be introduced in late 2005 and in 2006, and that this introduction will drive further growth in software sales and rentals.

Hardware Platform Technology

Hardware platform technology continues to evolve. The early products launched in the 1980's had only 8-bit processing speeds compared to the hardware available today, Sony Playstation 2, Microsoft Xbox and Nintendo Game Cube, which have 128-bit processing speeds. Advances in processing speed and data storage significantly improved graphics and audio quality, which has led to the creation of more exciting games. In addition, new hardware technology is available with capabilities beyond gaming, such as playing DVD movies and providing internet connectivity. These advances attracted new game players and encouraged existing game players to upgrade their systems.

Viable and Growing Used Games Market

Hollywood and other specialty retailers have benefited from the rapid growth of the used video game market over the last few years. Used titles are highly profitable because margins on used video games are significantly higher than on new video games. The introduction of the three new platforms has created a greater supply and demand of used legacy games as some gamers switch to the new platforms and trade in legacy games, while others seek to extend the lives of legacy systems by purchasing used legacy games. At the same time, the high price of new video games for the latest platforms has increased the perceived value of used game software compatible with the new systems. As a result, we believe the used video game market will increase as consumers increasingly look to realize the trade-in value of products they already own when making new purchases.


BUSINESS STRATEGY

In the last year, we have engaged in negotiations for the sale of Hollywood, initially to a private equity fund and more recently to Movie Gallery, Inc., with whom we have signed a merger agreement subject to shareholder approval. Subsequently, Blockbuster Inc. has made an unsolicited tender offer for all of our securities. Despite our efforts to sell the company, we remain focused on operating our business to enhance our position as the nation's second largest rental retailer of movies and video games by focusing on the following strategies:

Increase Rental Market Share

Hollywood grew its revenue from $17.0 million in 1993 to $1.8 billion in 2004, which management believes is primarily attributable to taking market share in a fragmented industry. The home video rental industry has experienced consolidation in recent years, as the larger video store chains have taken market share from independent operators, but the industry remains highly fragmented. In 2004, we estimate the share of the three largest home video rental store chains, including us, represented approximately half of the domestic consumer home video rental market. In 2004, we estimate that our market share was 12% of the domestic consumer home video rental market. The remainder of the market share is divided among a relatively large number of smaller independent and regional operators. We believe our size provides us with a competitive advantage over smaller operators because it allows us to benefit from strong studio relationships, access to more copies of individual movie titles through direct revenue sharing arrangements, sophisticated information systems, greater access to prime real estate locations, greater access to managerial resources, greater marketing efficiencies, greater access to capital, greater flexibility setting competitive prices and other operating efficiencies made possible by size.

Provide Customers with a Destination for Home Entertainment

We are committed to providing superior service and satisfying customers' movie and video game needs by carrying a broad array of titles for rent. We offer an inexpensive and convenient form of entertainment by allowing consumers to rent new movie releases, older "catalog" movie titles and video games for five days in most Hollywood Video stores. Hollywood Video stores typically carry more than 10,000 movie and video game titles on more than 25,000 units of DVD, videocassette and video game formats. Both new release and catalog DVDs typically rent for $3.79 and new movie release titles in the videocassette format typically rent for $3.79 while older videocassette catalog movies rent for $1.99. Video games typically rent for $4.99 or $5.99, with video games for the newer hardware platforms renting for the higher amount.

We believe we are well positioned to capitalize on the growing trend of consumers purchasing movies. We focus our movie sales efforts on used DVD and videocassette movies, which we believe offer a better value than new products to our customers. Our DVD and videocassette movie rental inventory provides a continuous source of used DVD and videocassette movies and, to a lesser extent, video games for sale when such products are no longer needed as rental inventory. Although our focus is primarily on used movies, we offer approximately 400 of the top-selling new titles on DVD in every store to satisfy our customers who choose to purchase new DVD movies.

Our Game Crazy departments benefit from the prime real estate in which Hollywood Video stores are typically located. We believe our combination of product selection, knowledgeable sales staff, exceptional customer service, exciting merchandising presentation, convenient location and availability of video games for rent in Hollywood Video stores will encourage video game consumers to recognize Hollywood Video stores as a destination location. Our merchandising presentation within each Game Crazy department includes interactive game terminals where customers can try video games before they purchase and where our sales staff can demonstrate tricks and strategies to improve game play.

We believe our broad product offering and focus on delivering superior customer service creates greater customer satisfaction and thereby increases the number of customers per store, the number of visits per customer and the average transaction size per customer visit.

Continue to Pursue Compelling Initiatives

We continuously evaluate new developments in our industry and consider initiatives closely related to our existing business that will provide an opportunity to grow revenue and profitability.

For example, in the third quarter of 2004 we began to offer nationally the Movie Value Pass, or MVP, an in-store movie rental subscription service that allows customers to rent an unlimited number of most new release movies and all catalog movies during the term of the pass, subject to a limit on the number of movies that can be out at one time.

As an example of a potential future initiative, we believe that movie trading represents a significant potential source of incremental revenue. Similar to the strategy that we have pursued within our Game Crazy departments, we believe that a movie trading business will enable us to capitalize on our customers' desire to realize the "currency" value of their home video library. As a result of our significant used movie business and our considerable experience with the buy, sell, trade model in our Game Crazy departments, we believe that we are well positioned to develop a successful movie trading business.



STORES AND STORE OPERATIONS

Video Store Openings

We opened our first video store in October 1988 and grew to 25 stores in Oregon and Washington by the end of 1993. In 1994, we significantly accelerated our store expansion program, adding 88 stores and expanding into California, Texas, Nevada, New Mexico, Virginia and Utah. In 1995, we added 203 stores and entered major new markets in the Midwest, Southwest, East and Southeast regions of the United States. The following table shows store growth from 1995.

                               Year Ended December 31,
            ----------------------------------------------------------------
            1995  1996  1997  1998   1999   2000   2001   2002   2003   2004
            ----------------------------------------------------------------

Beginning    113   305   551   907  1,260  1,615  1,818  1,801  1,831  1,920
            ----------------------------------------------------------------
Opened       122   250   356   312    319    208      6     41     96     96
Acquired      70     -     -    41     43      -      -      -      6      4
Closed         -    (4)    -     -     (7)    (5)   (23)   (11)   (13)   (14)
            ----------------------------------------------------------------
Ending       305   551   907 1,260  1,615  1,818  1,801  1,831  1,920  2,006
            ================================================================


Site Selection

We believe the selection of locations for our stores is critical to the success of our operations. We have assembled a store development team with broad and significant experience in retail tenant development. Most of our new store development personnel have expertise in and reside in the geographic area for which they are responsible, but all final site approval takes place at the corporate office where new sites are approved by a committee of senior management personnel. Final approval of all new sites is the responsibility of the Chairman of the Real Estate Committee of the Board of Directors. Important criteria for the location of a store include density of local residential population, traffic count on roads immediately adjacent to the store location, visibility and accessibility of the store, availability of ample parking and proximity of competition. Management generally seeks what it considers the most desirable locations, typically locating stores in high-visibility, stand-alone structures or in prominent locations in multi-tenant shopping developments. All of our store locations are leased: we do not own any real estate. Our real estate and store development team is scaled to meet our planned store growth.


PRODUCTS

Hollywood Video

Our video stores typically carry more than 10,000 movie and game titles on 25,000 units of DVDs, VHS and games, consisting of a combination of new releases and an extensive selection of older "catalog" movies and games. Excluding new releases, movie titles are classified into categories, such as "Action," "Comedy," "Drama" and "Children," and are displayed alphabetically within those categories. We do not rent or sell adult movies. In addition to video rentals, we rent video games primarily for Sony Playstation 1 & 2, Microsoft Xbox and Nintendo Game Cube.

Hollywood video stores contributed 84% of total revenue in 2004. Revenue from rental products, including rental and sale of previously viewed DVD, VHS and video games, represented approximately 78% of total revenue for 2004. In addition to the growth of DVD rentals, we have experienced significant growth in the sale of previously viewed DVDs. Our ability to sell previously viewed movies at lower prices than new movies provides a competitive advantage over mass-market retailers. We expect the market for previously viewed DVDs to experience strong growth as DVD player penetration increases and consumers begin to build their own DVD libraries. Furthermore, previously viewed DVDs do not suffer from the quality degradation that VHS tapes do, making them an attractive option for consumers looking to build their personal movie libraries.

The remaining approximately 6% of total revenue was from the sale of new DVDs and videocassettes and concessions (e.g., popcorn, sodas, candy and magazines).

Game Crazy

Game Crazy, which consist primarily of in-store game departments where consumers buy, sell and trade new and used video game software, hardware and accessories, contributed 16% of our total revenue for 2004. Each Game Crazy typically carries over 2,500 video game titles that can be played on all major new and legacy game systems. We offer new and used Sony Playstation 2, Microsoft Xbox, Nintendo Game Cube, Game Boy Advance and Game Boy hardware systems as well a broad selection of used legacy hardware systems. In addition, we offer new and used game accessories such as controllers, memory cards and game media such as strategy guides. Revenue from new and used software represented 67% of Game Crazy revenue for 2004, while 31% was from new and used hardware and accessories.


SUPPLIERS AND PURCHASING ARRANGEMENTS

We purchase the majority of our movies directly from the studios through revenue sharing arrangements or other direct purchasing methods, and we purchase a majority of our video games directly from video game publishers, except for used games which are received on trade directly from our customers.


ADVERTISING AND MARKETING

Our primary marketing focus is on cost-effective direct mail strategies, free-standing newspaper inserts and in-store marketing efforts. In addition, we continue to use cooperative movie advertising funds made available by studios and suppliers to promote certain titles. We occasionally test the effectiveness of mass media campaigns in select markets, but anticipate that our primary marketing vehicle will continue to be direct mailings. We believe that our current marketing strategy is the most productive and cost effective manner to increase customer visits. We currently have a customer transaction database containing information on over 36 million household member accounts, which enables targeted marketing based on historical usage patterns.


INVENTORY AND INFORMATION MANAGEMENT

Inventory Management

We maintain detailed information on inventory utilization. Our information systems enable us to track rental activity by individual videocassette, DVD and video game to determine appropriate buying, distribution, pricing and disposition of inventory, including the sale of previously viewed product. Our inventory of videocassettes, DVDs and video games for rental is prepared according to uniform standards. Each new DVD, videocassette and video game is removed from its original carton, bar coded, and placed in a rental case with a magnetic security device. Our Game Crazy departments utilize their own independent inventory system with enhanced functionality that allows us to manage used product trade-in credit values and retail pricing based upon multiple factors such as age and current inventory levels. Game Crazy's point-of-sale system provides us with sufficient detail to manage our breadth of titles and maintain in-stock positions with frequent replenishment cycles. The inventory system also permits us to match supply with demand title by title, adjust ordering, transfer inventories from one store location to another and manage new and used title pricing.

Information Management

We use a scalable client-server system and maintain distinct point-of-sale systems for Hollywood Video and Game Crazy and a corporate information system. We maintain information, updated daily, regarding revenue, current and historical rental and sales activity, store membership demographics, individual customer histories, and DVD, videocassette and video game rental patterns. This system allows us to measure our current performance, manage inventory, make purchasing decisions and manage labor costs; it also enables us to continue to improve customer service, operational efficiency, and management's ability to monitor critical performance factors.


COMPETITION

The video retail industry is highly competitive. We compete with local, regional and national video retail stores, including Blockbuster and Movie Gallery; mail-delivery video rental subscription services, such as Netflix; mass merchants, supermarkets, pharmacies, convenience stores, bookstores and other retailers; and non-commercial sources such as libraries.

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

We also compete with cable, satellite, and pay-per-view television systems. Digital cable and digital satellite services have continued to increase penetration: we estimate that cable or satellite is available in over 90 million households. These systems offer multiple channels dedicated to pay-per-view and in some cases, video-on-demand, and allow some of our competitors to transmit a significant number of movies to homes at frequent intervals.

The video game industry is highly fragmented. With the possible exception of Wal-Mart, we believe no major player holds more than a 20% share of the market, leaving a significant opportunity for our Game Crazy departments to rapidly gain market share. Video game software and hardware is typically sold through retail channels, including specialty retailers, mass merchants, toy retail chains, consumer electronic retailers, computer stores, regional chains, wholesale clubs, via the Internet and through mail order. Specialty retail chains that feature an educated game staff, such as GameStop and Electronics Boutique, are our chief competitors in the used game market.


EMPLOYEES

As of December 31, 2004, we had approximately 30,616 employees, of whom 29,601 were in the retail stores and zone offices and the remainder in our corporate, administrative and distribution centers. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

Video store managers report to district managers, who supervise the operations of the stores. The district managers report to regional managers, who report directly to the Vice President of Operations for each zone. The corporate support staff periodically has meetings with zone personnel, regional managers, district managers and store managers to review operations.

We have created a separate management infrastructure for Game Crazy including store level operators who report to district managers, who in turn report to regional managers. We have made a concerted effort through our established recruiting and training process to hire sales associates who are game enthusiasts. This is particularly important in the video game industry, which requires product knowledge on a large and growing number of titles. We have attracted a staff of dedicated gamers for our Game Crazy departments who provide attentive customer service and possess knowledge of the industry.


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



























ITEM 2.

As of December 31, 2004, Hollywood's stores by state were as follows:

                           HOLLYWOOD ENTERTAINMENT
                          NUMBER OF HOLLYWOOD VIDEO (HV)
                       AND GAME CRAZY (GC) STORES BY STATE

                         HV   GC                             HV   GC
                        ---  ---                            ---  ---
Alabama                  13    1    Nebraska                 14    -
Arizona                  59   35    Nevada                   31   13
Arkansas                  9    1    New Hampshire             4    -
California              335  150    New Jersey               35   12
Colorado                 39   19    New Mexico               11    -
Connecticut              17    5    New York                 82   23
Delaware                  3    -    North Carolina           39    7
Florida                  88    -    North Dakota              3    1
Georgia                  39    -    Ohio                     84   42
Idaho                    15    6    Oklahoma                 23    5
Illinois                 91   53    Oregon                   70   28
Indiana                  42   20    Pennsylvania             76   21
Iowa                     13    1    Rhode Island             10    5
Kansas                   15    -    South Carolina           18    3
Kentucky                 17    3    South Dakota              4    -
Louisiana                19    -    Tennessee                39   18
Maine                     3    -    Texas                   198   86
Maryland                 32   15    Utah                     42   15
Massachusetts            44    6    Virginia                 45   19
Michigan                 64   21    Washington               93   39
Minnesota                40   20    Washington, D.C.          2    -
Mississippi               9    -    West Virginia             1    -
Missouri                 39   11    Wisconsin                33   11
Montana                   2    -    Wyoming                   2    -

Total Stores                                             2,006   715
Total States (excluding Washington, D.C.)                   47    33

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

Our corporate headquarters are located at 9275 Southwest Peyton Lane, Wilsonville, Oregon, and consist of approximately 123,000 square feet of leased space. The lease expires in November 2008. We currently lease space in three distribution centers, two to primarily support Hollywood Video and a separate facility to support Game Crazy. The Hollywood Video distribution centers are located at 25600 Southwest Parkway Center Drive, Wilsonville, Oregon (approximately 175,000 square feet) and at 501 Mason Road, LaVergne, Tennessee (approximately 98,000 square feet). The Game Crazy facility is located at 9445 SW Ridder Road, Wilsonville, Oregon (approximately 84,000 square feet). All of these facilities are leased pursuant to agreements that expire in December 2011, June 2010 and February 2008, respectively.







ITEM 3.  LEGAL PROCEEDINGS

On January 3, 2005, we received a letter from The Nasdaq Stock Market, Inc. indicating that our securities were subject to delisting from The Nasdaq National Market because we failed to comply with Marketplace Rules 4350(e) and 4350(g), which require that we hold an annual shareholder meeting and distribute a proxy statement and solicit proxies for the meeting. We requested and received a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. On February 15, 2005, the Panel informed us that our securities would be delisted at the opening of business on February 17, 2005. We requested that the Panel reconsider its decision, which it did. The Panel has agreed to continue listing our securities under specified conditions, including that we hold an annual meeting on or before March 30, 2005. We have set a March 30, 2005 annual meeting date.

We have been named in several purported class action lawsuits alleging various causes of action, including claims regarding our membership application and additional rental period charges. We have vigorously defended these actions and maintain that the terms of our additional rental charge policy are fair and legal. We have been successful in obtaining dismissal of three of the actions filed against us. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. We reached a nationwide settlement with the plaintiffs. This settlement encompasses all of the claims asserted in each of the related actions. Preliminary approval of settlement was granted on August 10, 2004. We have agreed to pay plaintiffs' legal counsel $2.7 million and to give class members a rent-one-get-one coupons on a claims made basis with a guaranteed total redemption of $9 million along with other remedial relief. A hearing to obtain final court approval of the settlement is set for June 24, 2005. Notice to class members began on October 10, 2004 and will last for six months. Coupons will likely be distributed to the class beginning in the fall of 2005 and payment will be made to plaintiffs' legal counsel following final court approval in June 2005. We believe we have provided adequate reserves in connection with these lawsuits.

We are aware of eight lawsuits filed in the circuit courts of Oregon for the counties of Clackamas and Multnomah related to the proposed merger of the Company with an affiliate of Leonard Green & Partners, L.P. (LGP) pursuant to the initial Agreement and Plan of Merger, dated as of March 28, 2004, among Hollywood Entertainment and affiliates of LGP (the "March 28 Merger Agreement"). These purported class action and derivative suits each seek a court order enjoining completion of the Merger, and costs and attorneys' fees to the plaintiffs' lawyers. Some of the suits additionally request damages in an unstated amount allegedly suffered by our shareholders by reason of the March 28 Merger Agreement. The Clackamas County suits were consolidated and, on July 28, 2004, the parties to the Clackamas and Multnomah County suits entered into a memorandum of understanding regarding a potential settlement of claims. We described, in a current report on Form 8-K filed July 8, 2004, the terms of the proposed settlement, which included additional disclosure in our proxy statement regarding the merger, modifications to the termination fee and shareholder approval requirements in the March 28 Merger Agreement, covenants from an affiliate of LGP regarding the future sale of Hollywood Entertainment, and payment of $995,000 of the plaintiff's attorney fees. We have provided a reserve for this litigation that we believe is adequate. We entered into an amended and restated merger agreement with LGP affiliates on October 13, 2004. Plaintiffs in the consolidated cases previously informed us of their intent to file a consolidated complaint that includes allegations regarding the amended and restated merger agreement.

On December 22, 2004, JDL Partners filed a purported class action lawsuit naming us and our directors, claiming that our directors breached fiduciary duties to our shareholders in the way they conducted negotiations with Blockbuster, Inc. and Movie Gallery, Inc. for an acquisition of Hollywood following our entering into the amended and restated merger agreement with LGP.

On January 9, 2005, we terminated the amended and restated merger agreement and entered into a merger agreement with Movie Gallery, Inc. and its wholly owned subsidiary. It is not clear what effect the new merger agreement will have on the settlement negotiations regarding the old merger agreement, and there is no assurance that a settlement will be effected or that current reserves for this litigation will be adequate. It is also unclear what effect the new merger agreement will have on the complaint filed by JDL Partners.

On February 18, 2005, co-lead counsel in the consolidated Clackamas County actions filed a First Amended Consolidated Shareholder Class Action And Derivative Complaint (the "First Amended Consolidated Complaint") against Hollywood, the members of the Board of Directors of Hollywood, the members of the Special Committee of the Board of Directors, LGP and UBS.

The First Amended Consolidated Complaint seeks an injunction preventing Hollywood from completing its merger with Movie Gallery, unspecified compensatory damages, punitive damages and attorneys' fees and costs.
Hollywood and the members of the Board of Directors and Special Committee intend to vigorously contest the claims in the First Amended Consolidated
Complaint.   However, there is no assurance that that current reserves for this litigation will be adequate.

In 2003 we were named as a defendant in three actions asserting wage and hour claims in California. The plaintiffs sought to certify a statewide class action alleging that certain California employees were denied meal and rest periods. There were several additional related claims for unpaid overtime, unpaid off the clock work, and penalties for late payment of wages and record keeping violations. A mediation took place on September 9, 2004 and the parties reached a settlement of all claims alleged in each of the actions. Pursuant to the settlement, two of the actions were dismissed and all claims asserted by plaintiffs were alleged in a single action. We received preliminary approval of the settlement on January 10, 2005. Notice was sent directly to class members on February 4, 2005. Final approval is scheduled for hearing on April 21, 2005. We believe we have provided adequate reserves in connection with these lawsuits.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe we have provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on our consolidated results of operations, financial condition or liquidity. At December 31, 2004, the legal contingencies reserve was $13.3 million. At December 31, 2003, the legal contingencies reserve was $6.8 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders in the fourth quarter of 2004.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of March 15, 2005:

Name                              Age  Position
----------------------            ---  ----------------------------------------
F. Bruce Giesbrecht                45  Chief Executive Officer, President,
                                       Chief Operating Officer and Director
Timothy R. Price                   46  Chief Financial Officer

----------------------

On February 3, 2005 we announced that Mark Wattles resigned as director, Chief Executive Officer and Chairman of the Board of Directors and that the Board of Directors appointed F. Bruce Giesbrecht as Chief Executive Officer. No replacement has been named to serve as Chairman of the Board of Directors.

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


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have never paid any cash dividends on our common stock and anticipate that future earnings will be retained for the development of our business. Loan covenants contained in our bank credit facilities and senior subordinated notes limit the amount of dividends we may pay and the amount of stock we may repurchase (see Management's Discussion and Analysis of Results of Operations and Financial Condition under the caption "Liquidity and Capital Resources"). Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "HLYW". The following table sets forth the quarterly high and low sales prices per share, as reported on Nasdaq.

                    2004                  2003
             ----------------------------------------
  Quarter      High       Low        High       Low
  -------    -------    ------    --------    -------
  Fourth      $13.20    $ 9.29      $17.97     $12.35

  Third        13.22      9.42       18.65      15.60

  Second       13.56     12.64       18.18      15.75

  First        14.10     10.58       16.26      12.59

As of March 14, 2005 there were 166 holders of record of our common stock, and no shares of preferred stock were issued and outstanding. The source for this information is American Stock Transfer and Trust.














The following table summarizes information with respect to options under our stock option plans at December 31, 2004:

                       Options Outstanding        Options
                      ---------------------      remaining
                                   Weighted      available
                                   average       for future
                                   exercise    issuance under
                        Options     price        the plans
                      ----------   --------    --------------
Stock option plans
approved by security
holders                6,240,835      $6.95         3,113,501

Stock option plans
not approved by
security holders       1,190,879     $14.04         1,859,706
                      ----------   --------    --------------
                       7,431,714     $ 8.08         4,973,207
                      ==========   ========    ==============

The stock option plans not approved by security holders have generally the same features as those approved by security holders. For further information regarding the Company's stock option plans, see Note 19 to the Consolidated Financial Statements.


ITEM 5C.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Our ability to purchase shares of our common stock under our publicly announced plan is limited by our bank credit facility. The calculation is outlined in our amended credit facility as exhibit 10.1 in our quarterly report on Form 10-Q for the period ended September 30, 2003. We did not repurchase shares in the fourth quarter of fiscal 2004 and we do not intend to make further purchases under the plan while our proposed merger transaction is pending.


ITEM 6.   SELECTED FINANCIAL DATA

Like many other publicly traded retail companies, we recently reviewed our accounting practices with respect to store operating leases and concluded that we needed to correct certain technical errors in our accounting for leases and restate prior periods as discussed in Item 7 under the heading "Restatement of Prior Periods" and in to our consolidated financial statements.

Revision of Classification

We also reviewed our accounting practices with respect to balance sheet classification of auction rate securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction at predetermined short term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the ability to either liquidate the holdings or roll the investment over to the next reset period. Based on our re-evaluation of the maturity dates associated with the underlying bonds, we have revised our classification our auction rate securities, previously classified as cash equivalents, as marketable securities in accordance with FAS 95 for each of the periods presented in the accompanying consolidated balance sheet. We have classified these investments as available for sale investments and consider them to be current assets based on the availability of these assets to fund current operations. The purchase and sale of marketable securities are now displayed in the investing section of the cash flow statement. As of December 31, 2004 and 2003, we were in violation of certain covenants restricting our investments in cash equivalents and marketable securities under our credit facility and our indenture for senior subordinated notes because we invested in AAA-rated marketable securities with maturities beyond those allowed under our credit facility. The lenders have waived the default through March 31, 2005; if we correct the violation by that time, we will not need a waiver from holders of our senior subordinated notes. We expect to correct the violation and be in compliance with our credit facility and indenture covenants by March 31, 2005.

The information presented below for, and as of the end of, each of the fiscal years in the five-year period ended December 31, 2004 is derived from our audited financial statements, adjusted for the restatement of 2000 through 2004. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operation and Financial Condition," including a discussion of critical accounting policies that require significant management estimates, judgments and assumptions.

Except as otherwise noted, the information in the table below reflects, among other things, operating losses incurred by Reel.com in 1999 through June 12, 2000, when we discontinued its operations.

                                     Year Ended December 31,
                      ---------------------------------------------------------
                         2004      2003(1)    2002(1)     2001(1)     2000(1)
                                  Restated    Restated    Restated    Restated
                      ---------  ----------  ----------  ----------  ----------
OPERATING RESULTS:
Revenue              $1,782,364  $1,682,548  $1,490,066  $1,379,503  $1,296,237
                      ---------  ----------  ----------  ----------  ----------
Income (loss) from
 operations             146,488     182,206     189,617     121,321   (435,830)
                      ---------  ----------  ----------  ----------  ---------
Interest expense, net    29,993      35,507      42,057      56,129     62,127
                      ---------  ----------  ----------  ----------  ---------
                      ---------  ----------  ----------  ----------  ---------
Net income (loss)(2)     71,288      80,070     259,745     102,460   (548,286)
                      ---------  ----------  ----------  ----------  ---------
Net income (loss)
 per share:
   Basic                $  1.18     $  1.32     $  4.54     $  2.09    $(11.88)
   Diluted                 1.14        1.25        4.16        1.94     (11.88)
                      ----------  ----------  ----------  ---------  ---------
------------------------------------------------------------------------------
BALANCE SHEET DATA:
Rental inventory, net   $289,144   $268,748    $260,190    $191,016   $168,462
Property and
 equipment, net          227,824    243,413     215,461     233,642    281,658
Total assets           1,119,527  1,006,055   1,163,686     727,333    677,365
Long-term
 obligations(3)          351,256    371,316     388,746     514,002    536,401
Shareholders' equity
 (deficit)               373,632    297,212     230,734    (157,869)  (268,736)
------------------------------------------------------------------------------





                                       Year Ended December 31,
                     -------------------------------------------------------
                        2004        2003        2002       2001       2000
                     ----------  ----------  ----------  ---------  --------
OPERATING DATA:
Number of stores at
 year end                2,006      1,920       1,831       1,801      1,819
Weighted average stores
 open during the year    1,953      1,852       1,805       1,813      1,751

Number of Game Crazy
 departments at year end   715        595         276          69         69
Weighted average Game
 Crazy departments open
 during the year           647        469         118          69         68

Same store
 revenue increase (4)        2%        11%          8%          6%         2%
----------------------------------------------------------------------------

(1) Following is a table of the selected financial data as previously reported.

                                             Year Ended December 31,
                                 ---------------------------------------------
                                   2003 As     2002 As     2001 As     2000 As
                                  Reported    Reported    Reported    Reported
                                 ----------  ----------  ----------  ----------
            OPERATING RESULTS:
            Income (loss) from
             operations             185,094     189,327     119,277   (436,321)
                                 ----------  ----------  ----------  ---------
            Net income (loss)        82,272     241,845     100,416   (530,040)
                                 ----------  ----------  ----------  ---------
            Net income (loss)
             per share:
              Basic                 $  1.36     $  4.23     $  2.05    $(11.48)
              Diluted                  1.28        3.88        1.90     (11.48)
            ------------------------------------------------------------------
            BALANCE SHEET DATA:
            Property and
             equipment, net         288,857     255,497     270,586    323,666
            Total assets            997,457   1,146,376     718,544    665,114
            Shareholders' equity
            (deficit)               325,829     257,149    (113,554)  (222,377)
            ------------------------------------------------------------------

(2)  We adopted Statement of Financial Accounting Standards No. 142 on
     January 1, 2002 and concurrently ceased to amortize goodwill recorded in connection with prior business combinations and our trade name rights.
     See Note 10 to the Consolidated Financial Statements. Excluding amortization of these intangible assets would have reduced our net loss or increased our net income by $3.1 million and $29.9 million, respectively, for the years ended December 31, 2001 and 2000.

(3) Includes the current portion of long-term obligations. For the year ended December 31, 2002, excludes $203.9 million of our 10.625% senior subordinated notes that were called on December 18, 2002 and redeemed on January 17, 2003.

(4) A store is comparable after it has been open and owned by us for 12 full months. An acquired store converted to the Hollywood Video name store design is removed from the same store base when the conversion process is initiated and returned 12 full months after reopening. For 2004, same store sales for video stores decreased 5% and same store sales for Game Crazy increased 22%.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION


ABOUT HOLLYWOOD ENTERTAINMENT

We are the second largest rental retailer of movies and video games in the United States. We opened our first video store in October 1988 and, as of December 31, 2004, we operated 2,006 Hollywood Video stores in 47 states and the District of Columbia, of which 695 included an in-store game department ("Game Crazy"), where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy department carries over 2,500 video game titles and occupies an area of approximately 700 to 900 square feet within the store. In addition, we had 20 free-standing Game Crazy stores.

For 2004, we derived 77.9% of our revenue from movie and game rental products, 16.1% from the sale of new and used game hardware, software and accessories in our game departments, and 6.0% from the sale of new movies, concessions and video accessories.

Although domestic rental spending has remained fairly flat over the past five years and appears to have declined in 2004, we have increased our total revenue through opening new stores, taking market share and selling more used movies. We estimate approximately half of the rental industry's market share remains divided among a relatively large number of smaller independent and regional operators. The studios' current movie distribution practice provides an exclusive window for DVD and VHS retail channels before the movies are available to pay-per view, video-on-demand and other distribution channels. Changes in the studio distribution practice or changes in pricing of movies could negatively impact our business. For a discussion of risks inherent to our industry in general and Hollywood Video in particular, see "Cautionary Statements".

The video game industry, an approximately $9.9 billion market in the United States in 2004 according to NPD Group, Inc., has historically experienced peaks and valleys in consumer spending attributable to the release of new technology platforms for game play. In 2000 and 2001, Sony's PlayStation 2, Nintendo's GameCube and Microsoft's Xbox, three new-generation hardware technology products, were introduced. These platforms have substantially increased the installed base of video game hardware units and have driven significant growth in video game software. As with the introduction of previous new platforms, consumers have increased both their purchase and rental of games. In addition, the emergence and acceptance of buying, selling and trading used games has caused used game sales to grow rapidly for certain retailers who sell used games, including us.

In the last year, we have engaged in negotiations for the sale of Hollywood, initially to a private equity fund and more recently to Movie Gallery, Inc., with whom we have signed a merger agreement subject to shareholder approval. Subsequently, Blockbuster Inc. has made an unsolicited tender offer for all of our securities. Despite efforts to sell the Company, we remain focused on operating our business to enhance our position as the nation's second largest rental retailer of movies and video games.

Our strategy is to make Hollywood Video stores a total home entertainment destination. The Hollywood Video retail model, including the types of real estate sites we pursue, the store design, employee hiring and training practices, and inventory and merchandising standards, is designed to maximize the number of customers per store, as well as the frequency of customer visits and the amount that consumers spend per visit. Our stores are typically located in high-traffic, high-visibility locations with convenient access and parking. Inside the store, we focus on providing a superior selection of movies and games for rent, as well as new and used movies and games for sale, in a friendly and inviting atmosphere that encourages browsing. We believe consumers view movie and game rentals in general, and our pricing structure and rental terms in particular, as a convenient form of entertainment and an excellent value. As it relates to movie sales, our focus is primarily on the sale of used movies, which we believe offer a better value to those consumers who choose to purchase instead of rent. As it relates to video game sales, our approach is primarily to build dedicated game retail departments within our Hollywood Video stores. This approach, combined with the core concept of buy, sell and trade, along with our employee hiring and training, and inventory selection and merchandising presentation, is designed to appeal to both "hard-core" and casual game consumers.

Key indicators used in running our business include total revenue growth, same store sales, gross margin rates, inventory levels, and operating expenses in dollars and as percentage of revenue. We also use key indicators that are non-GAAP measures including EBITDA, Adjusted EBITDA, free cash flow and return on investment. Our operating results are subject to the application of critical accounting policies as discussed in "Critical Accounting Policies and Estimates." These policies require management to make significant estimates, judgments and assumptions that are subject to uncertainties that may change as additional information becomes known.


MERGER AGREEMENT

On January 9, 2005 we signed a definitive merger agreement with Movie Gallery, Inc. and its wholly owned subsidiary, TG Holdings, Inc., which provides for the merger of TG Holdings into Hollywood, with Hollywood surviving the merger as a wholly owned subsidiary of Movie Gallery. Under the terms of the merger agreement, our shareholders will be entitled to receive $13.25 per share in cash upon the completion of the merger.

We had previously entered into an amended and restated merger agreement, dated as of October 13, 2004, with Carso Holdings Corporation ("Carso") and Hollywood Merger Corp., both affiliates of Leonard Green & Partners, L.P. Under the terms of this amended and restated merger agreement, our shareholders were to receive $10.25 per share in cash upon completion of the merger contemplated by the amended and restated merger agreement. By a termination agreement dated January 9, 2005, between us, Carso and its affiliates, and related documents, we terminated the amended and restated merger agreement. The termination of the merger agreement with Carso required our payment of Carso's transaction expenses of $4.0 million.

We terminated the agreement with Carso and entered into the merger agreement with Movie Gallery following a unanimous recommendation in favor of these actions by a special committee of our board of directors consisting of the independent directors of our board of directors. The special committee and our board of directors received a fairness opinion from Lazard Freres & Company, LLC as to the consideration to be received by our shareholders pursuant to the merger agreement with Movie Gallery.

The closing of the merger with TG Holdings is subject to terms and conditions customary for transactions of its type, including shareholder approval, antitrust clearance and the completion of financing. The parties to the merger agreement anticipate completing the merger in the second quarter of 2005.

Blockbuster, Inc. has commenced unsolicited tender offers for all of our outstanding shares of common stock and for all of our outstanding 9.625% Senior Subordinated Notes due 2011. Blockbuster has also made filings under federal antitrust laws seeking clearance for a possible acquisition of Hollywood. Our board of directors has recommended to shareholders that they not tender their shares of common stock to Blockbuster, based in large part on the uncertainty of completing a transaction with Blockbuster. The board has taken no position with respect to the tender of outstanding senior subordinated notes. Our board may change its views depending on whether or not Blockbuster is cleared by federal agencies to acquire Hollywood and if so on what conditions. In addition to antitrust clearance, Blockbuster's tender offers are subject to a number of other contingencies, including the tender of at least a majority of Hollywood's shares, and they may not be completed.


RESTATEMENT OF PRIOR PERIODS

Like many other publicly traded retail companies, we reviewed our accounting practices with respect to store operating leases. This review was triggered in part by the February 7, 2005 letter issued from the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") to the American Institute of Certified Public Accountants expressing the SEC's views regarding proper accounting for certain operating lease matters under GAAP. We concluded that we needed to correct certain errors in our accounting for leases and restate prior periods.

Classification of Store Build-out Costs

We coordinate and directly pay for a varying amount of the construction of new stores based upon executed lease agreements. For some stores we are responsible for overseeing the construction while in others the lessor may be fully responsible for building the store to our specification. In all cases, however, we are reimbursed by the lessor for most of the construction costs. Historically, we accounted for the unreimbursed portion of the construction as leasehold improvement assets that depreciated over 10 years, which approximated the term of the lease. Upon further review of the applicable accounting guidance, we have determined that the amount of assets recorded as leasehold improvements depends upon a number of factors, including the nature of the assets and the amount of construction risk we have during the construction period.

Nature of the assets: Store build-out costs have been segregated between structural elements that benefit the lessor beyond the term of the lease and assets that are considered normal tenant improvements. In accordance with EITF 96-21 "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities", payments made by us for structural elements that are not reimbursed by the lessor should be considered a prepayment of rent that should be amortized as rent expense over the term of the lease.

Construction risk: In store construction projects where we either pay directly for a portion of the construction cost of a new store that are not reimbursed by the lessor and/or we are responsible for cost overruns, we may be deemed the owner of all store assets during construction under the provisions of EITF 97-10 "The Effect of Lessee Involvement in Asset Construction." Upon completion of construction, if we comply with the provisions of FAS 98, we are considered to have sold and leased back the asset from the lessor. We have analyzed all of the projects in which we were deemed the owner under the provisions of EITF 97-10 and have concluded that we complied with the provision of FAS 98 for sale-leaseback treatment upon completion of the project.

Classification of Tenant Improvement Allowances

We historically accounted for tenant improvement allowances as a reduction to the related leasehold improvement assets. We have concluded that certain allowances should be considered lease incentives as discussed in Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," (FTB 88-1). For allowances determined to be incentives, FTB 88-1 requires lease incentives to be recorded as deferred rent liabilities on the balance sheet, a reduction in rent expense on the statement of operations and as a component of operating activities on the consolidated statements of cash flows.

Rent Holidays

We historically recognized rent on a straight-line basis over the lease term commencing with the store opening date. Upon re-evaluating FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," we have determined that the lease term should commence on the date that the property is ready for normal tenant improvements.

Depreciation of Leasehold Improvements

Historically, we depreciated leasehold improvements over 10 years, which approximates the contractual term of the lease. We also depreciated leasehold improvements acquired subsequent to store opening, such as remodels, over 10 years. We have concluded that such leasehold improvements should be amortized over the lesser of the assets economic life of 10 years or the contractual term of the lease. Optional renewal periods are included in the contractual term of the lease if renewal is reasonably assured at the time the asset is placed in service.

Lease Incentive

During 1996 to 2000, certain landlords reimbursed a portion of our grand opening events and advertising expenses. We historically recorded these marketing allowances received for grand opening costs as a reduction of our advertising expense in the period that the marketing allowance was received. We now believe that these allowances should be considered lease incentives as discussed in Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," (FTB 88-1). FTB 88-1 requires lease incentives to be recorded as deferred rent liabilities on the balance sheet, and amortized against rent expense over the term of the lease.


See note 3 to the consolidated financial statements for a comparison of previously reported financial statements to restated financial statements.



Revision of Classification

Marketable Securities

We also reviewed our accounting practices with respect to balance sheet classification of auction rate securities. Auction rate securities are variable rate bonds tied to short term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based the ability to either liquidate the holdings or roll the investment over to the next reset period. Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have revised our classification our auction rate securities, previously classified as cash equivalents, as marketable securities in accordance with FAS 95 for each of the periods presented in the accompanying consolidated balance sheet. We have classified these investments as available for sale investments and consider them to be current assets based on the availability of these assets to fund current operations. The purchase and sale of marketable securities are now displayed in the investing section of the cash flow statement. As of December 31, 2004 and 2003, we were in violation of certain covenants restricting our investments in cash equivalents and marketable securities under our credit facility and our indenture for senior subordinated notes because we invested in AAA-rated marketable securities with maturities beyond those allowed under our credit facility. The lenders have waived the default through March 31, 2005; if we correct the violation by that time, we will not need a waiver from holders of our senior subordinated notes. We expect to correct the violation and be in compliance with our credit facility and indenture covenants by March 31, 2005.


RESULTS OF OPERATIONS

Summary Results of Operations

Total revenue for 2004 was $1,782.4 million compared to $1,682.5 million for 2003. The increase was primarily attributable to the addition of 100 Hollywood Video stores and 120 game departments, and the positive same store sales for game departments, which more than offset the negative same store revenue from the video stores.

Total revenue for 2003 was $1,682.5 million compared to $1,490.1 million for 2002. The increase was primarily due to a 3% increase in Hollywood Video same store sales, a 16% increase in Game Crazy same store sales, and the addition of 102 Hollywood Video stores and 319 game departments.

Our income from operations for 2004 was $146.5 million compared to $182.2 million for 2003. The decrease was attributable to increased operating and selling expenses of $66.3 million and increased general and administrative expenses of $17.9 million, partially offset by increased gross margin of $47.8 million and a reduction in store opening expenses of $2.6 million. The increase in operating and selling expenses was driven by increased labor of $23.2 million due to an increased number of video stores and game departments, higher rent and related costs of $22.5 million and a $13.8 million charge for the impairment of long-lived assets as discussed below. The increase in general and administrative expenses was driven by an increase in professional services of $12.7 million, which included $9.4 million in merger related expenses, and a $4.4 million increase in the loss on disposals of fixed assets due to the non-cash write-off of capitalized systems development that will not be placed in service. For 2004, Hollywood Video generated $168.0 million in income from operations while Game Crazy generated a net loss from operations of $21.6 million.

Our income from operations for 2003 was $182.2 million compared to $189.6 million for 2002. The decrease was primarily due to operating losses incurred by Game Crazy for 2003 and a $12.4 million reversal of an accrual related to the closure of our former internet business, Reel.com, that benefited income from operations for 2002. For 2003, Hollywood Video generated $206.9 million in income from operations while Game Crazy generated a net loss from operations of $24.7 million.

Our net income for 2004 was $71.3 million compared with net income of $80.1 million for 2003. The decrease was attributable to increased gross margin of $47.8 million, as well as a $12.5 million expense for early debt retirement in the first quarter of 2003, which causes net income to increase year-over-year by the same amount, offset by the $66.3 million increase in operating and selling expenses.

Our net income for 2003 was $80.1 million compared with net income of $259.7 million for 2002. The decrease in net income was primarily the result of a change in our provision for income taxes. Net income for 2002 benefited from a reduction in our valuation allowance on our deferred income tax assets, resulting in an income tax benefit of $115.7 million. We believe that an effective tax rate of 40.5% would have represented a normalized provision for income taxes excluding the valuation allowance reductions. The effective tax rate for 2003 was 40.3%. Also contributing to the decrease in net income for 2003 was a $12.5 million charge recorded in the first quarter of 2003 for early debt retirement compared to an early debt retirement charge in the first quarter of 2002 of $3.5 million.

Impairment Charge

We review long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically review and monitor our internal management reports for indicators of impairment. We consider a trend of unsatisfactory operating results that are not in line with management's expectations to be a primary indicator of potential impairment. In the fourth quarter of 2004 our video store same store sales decreased 3%. These results were not in line with earlier management expectations and management felt that the recent trend of negative video store same store sales could continue. Accordingly, we evaluated our store assets and determined that certain stores had a forecast of undiscounted future operating cash flows that were less than the carrying amount of the stores respective assets. We considered these stores impaired and recorded a $13.8 million non-cash impairment charge. The charge was calculated as the amount by which the carrying value of the assets exceeded our estimate of the stores fair value.

Results of Operation Expressed as a Percentage of Revenue


                                           Year Ended December 31,
                                       ------------------------------
                                         2004       2003       2002
                                                  Restated   Restated
                                       --------   --------   --------
Revenue:
  Rental product revenue                  77.9%      82.4%      88.9%
  Merchandise sales                       22.1%      17.6%      11.1%
                                       --------   --------   --------
                                         100.0%     100.0%     100.0%
                                       --------   --------   --------

Gross margin                              59.8%      60.5%      61.5%

Operating costs and expenses:
  Operating and selling                   44.5%      43.2%      43.5%
  General and administrative               7.0%       6.3%       6.0%
  Store opening expense                    0.1%       0.3%       0.2%
  Restructuring charge for closure
   of internet business                    0.0%       0.0%      (0.8%)
  Restructuring charge for store
   closures                                0.0%      (0.1%)     (0.1%)
                                       --------   --------   --------
                                          51.6%      49.7%      48.8%
                                       --------   --------   --------
Income from operations                     8.2%      10.8%      12.7%
  Interest expense, net                   (1.7%)     (2.1%)     (2.8%)
  Early debt retirement                    0.0%      (0.7%)     (0.2%)
                                       --------   --------   --------
Income before income taxes                 6.5%       8.0%       9.7%
(Provision for) benefit from income
 taxes                                    (2.5%)     (3.2%)      7.7%
                                       --------   --------   --------
Net income                                 4.0%       4.8%     17.4%
                                       ========   ========   ========








                                      Year Ended December 31,
                                   ---------------------------
                                      2004     2003      2002
                                    -------  -------   -------
Other data:
 Rental product gross margin (1)      69.9%    68.2%     66.2%
 Merchandise sales gross margin (2)   24.1%    24.4%     24.0%
--------------------------------------------------------------
 (1) Rental product gross margin as a percentage of rental product revenue.
 (2) Merchandise sales gross margin as a percentage of merchandise sales.


REVENUE

Revenue increased by $99.8 million, or 5.9%, for 2004 compared to 2003. The increase was primarily due to opening new Hollywood Video stores and additional game departments and a 2% increase in same store sales. We operated an additional 101 weighted-average Hollywood Video stores and 178 additional weighted-average game departments. A decrease in same store sales from our video stores of 5% was offset by a 22% increase in same store sales from Game Crazy.

Revenue increased by $192.5 million, or 12.9%, for 2003 compared to 2002. The increase was primarily due to opening new Hollywood Video stores and additional game departments and an 11% increase in same store sales. We operated an additional 47 weighted-average Hollywood Video stores and 351 additional weighted-average game departments. Same store sales from our Hollywood Video stores increased 3% and same store sales from Game Crazy increased 16%.

The following is a summary of revenue by product category and operating segment (in thousands):

                                 ----------  ----------  ----------
                                     2004        2003        2002
                                 ----------  ----------  ----------
DVD rental product revenue       $  966,062  $  763,352  $  480,177
VHS rental product revenue          305,514     504,181     727,347
Game rental product revenue         116,722     119,057     116,493
                                 ----------  ----------  ----------
Total rental product revenue      1,388,298   1,386,590   1,324,017
                                 ----------  ----------  ----------

Video store merchandise revenue     107,532     115,826     109,382
Game Crazy revenue                  286,534     180,132      56,667
                                 ----------  ----------  ----------
Total merchandise revenue           394,066     295,958     166,049
                                 ----------  ----------  ----------

                                 ----------  ----------  ----------
Total revenue                    $1,782,364  $1,682,548  $1,490,066
                                 ==========  ==========  ==========

Rental revenue is generated from the rental of DVD and VHS movies and video games and from the sale of previously viewed movies and games. We currently offer a 5-day rental program on all products in the majority of our stores. All DVDs and new release VHS movies typically rent for $3.79. Catalog VHS movies typically rent for $1.99. Video games rent for $4.99 and $5.99, with games designed for the newer platforms renting for the higher amount. Customers who choose not to return movies within the applicable rental period are deemed to have commenced a new rental period of equal length at the same price. Revenue recorded for extended rental periods was $170.6 million, $165.6 million and $157.3 million in 2004, 2003 and 2002, respectively, and is net of estimated amounts that we do not anticipate collecting.

In the third quarter of 2004 we began to offer nationally the Movie Value Pass
(MVP), an in-store movie rental subscription service that allows customers to rent an unlimited number of most new release movies and all catalog movies during the term of the pass, subject to a limit on the number of movies that can be out at one time. Subscription fees are paid up-front and recognized as rental product revenue on a straight-line basis over the applicable term of the pass, typically one month.

Merchandise sales are generated from the sale of new and used game hardware, software and accessories, new movies, concessions and miscellaneous video accessory items.

GROSS MARGIN

Rental Product Margins

Rental product gross profit as a percentage of rental product revenue ("gross margin") increased to 69.9% for 2004 from 68.2% for 2003 and 66.2% for 2002. The increases were primarily due to a shift in revenue from VHS product to DVD product, which typically has higher gross margins.

Merchandise Sales Margins

Merchandise sales gross margin decreased to 24.1% for 2004 from 24.4% for 2003. The decrease was primarily the result of an increase in the percentage of revenue from new game sales, which typically have lower gross margins than other product categories, such as used games, accessories and concessions.

Revenue from Game Crazy departments accounted for 72.7% and 60.9% of consolidated merchandise revenue with a gross margin rate of 24.1% and 24.7% for 2004 and 2003, respectively. Hollywood Video accounted for the remainder of merchandise revenue with a gross margin rate of 24.1% and 24.0% for 2004 and 2003, respectively.

Merchandise sales gross margin increased to 24.4% for 2003 from 24.0% for 2002. The increase was primarily the result of an increase in the percentage of merchandise sales from Game Crazy and Hollywood Video's concessions business, which typically have higher margins than new movie sales in Hollywood Video.

OPERATING COSTS AND EXPENSES

Operating and Selling Expenses

Total operating and selling expenses for 2004 increased as a percentage of revenue to 44.5% from 43.2% for 2003. Total operating and selling expense for 2004 increased $66.3 million to $793.3 million from $727.0 million for 2003. The increase was primarily the result of increased variable costs associated with increased total revenue, an increase of 101 weighted-average stores and an increase in operating and selling expenses associated with the expansion of our Game Crazy initiative, including operating an additional 178 weighted-average game departments. Payroll and related expenses increased by $23.2 million (including a $15.2 million increase from Game Crazy), rent and related expenses increased by $22.5 million, depreciation increased by $10.6 million (including a fixed asset impairment charge of $13.8 million), advertising increased by $3.1 million, and other operating and selling expenses increased by $6.9 million for 2004 compared to 2003.

Total operating and selling expenses for 2003 decreased as a percentage of revenue to 43.2% from 43.5% for 2002. The percentage decrease was primarily the result of leverage from increased revenue. Total operating and selling expense for 2003 increased $79.5 million to $727.0 million from $647.5 million for 2002. The increase was primarily the result of increased variable costs associated with increased store revenue, an increase of 47 weighted-average stores and an increase in operating and selling expenses associated with the addition of 319 Game Crazy departments. Payroll and related expenses increased by $40.0 million, rent and related expenses increased by $15.9 million, advertising increased by $11.7 million, and other operating and selling expenses increased by $11.7 million for 2003 compared to 2002.

General and Administrative Expenses

General and administrative expenses for 2004 increased $17.9 million to $123.9 million, or 7.0% of total revenue, from $106.0 million, or 6.3% of total revenue for 2003. The increase was primarily the result of an increase in professional service expenses of $12.7 million, which included $9.4 million in merger related expenses and $2.4 million related to reserves for legal contingencies. All merger related costs are expensed as incurred. Payroll and related expenses increased $2.0 million, loss on the disposal of assets increased $4.4 million, due to the non-cash write-off of capitalized systems development that will not be placed in service, offset by a decrease in other general and administrative expenses of $1.2 million.

General and administrative expenses for 2003 increased $16.4 million to $106.0 million, or 6.3% of total revenue, from $89.6 million, or 6.0% of total revenue, for 2002. Included in general and administrative expenses for 2003 was a $1.7 million charge recognized in the first quarter to increase a class action litigation settlement reserve related to extended rental periods. General and administrative expenses for 2002 benefited from the net reversal of approximately $1.6 million of non-cash stock option expense. The $1.6 million benefit reflects stock option expense of $2.9 million recorded in the first, second and fourth quarters and a net reversal of expense of $4.5 million recorded in the third quarter primarily associated with the cancellation of stock options subject to variable plan accounting. General and administrative expenses for 2002 also benefited from the reversal of a legal accrual in the amount of $1.6 million, as a result of the final confirmation of the settlement of our California exempt/non-exempt class action lawsuit for an amount less than anticipated. Excluding these items, general and administrative expenses as a percentage of total revenue were consistent for 2003 and 2002.

NON-OPERATING INCOME (EXPENSE), NET

Interest Expense

Interest expense, net of interest income, decreased in 2004 compared to 2003 by $5.5 million. The reduction was primarily due to decreased borrowing levels and lower interest rates (see Note 15 to our consolidated financial statements for a description of our outstanding debt). Interest expense, net of interest income, decreased in 2003 compared to 2002 by $6.6 million. The reduction was primarily due to decreased borrowing levels and lower interest rates.

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


INCOME TAXES

Our effective tax rate was a provision of 38.8% in 2004, compared to a provision of 40.3% in 2003 and a benefit of 80.3% in 2002, which varies from the federal statutory rate as a result of adjustments to deferred tax asset valuation allowances, non-deductible executive compensation and state income taxes.

In the fourth quarter of 2000, in light of significant doubt that existed regarding our future income and therefore our ability to use our net operating loss carryforwards, we recorded a $229.8 million valuation allowance against our $229.8 million net deferred tax asset. In 2002 and 2001, as a result of our operating performance for each year, as well as anticipated future operating performance, we determined that it was more likely than not that future tax benefits would be realized. Consequently, we benefited by the reversal of $165.5 million and $64.3 million of the valuation allowance in 2002 and 2001, respectively.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. Such ownership changes occurred in October 2000 and December 2001 as a result of significant changes in stock ownership. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. The annual limitation on utilization of the net operating loss carryforwards ranges between $52.4 million and $209.5 million and varies due to the fact that there were two ownership changes. We believe it is more likely than not that we will fully realize all net operating loss carryforwards and tax credit carryforwards and therefore a valuation reserve is not necessary at December 31, 2004 and 2003.

In the fourth quarter of 2003 we applied for a change in accounting method with the Internal Revenue Service (IRS) to accelerate the deduction of store pre-opening supplies and the amortization of DVD and VHS movies and video games. Permission has been granted for the change in accounting method to accelerate the deduction of store pre-opening supplies. The application for the accelerated deduction of DVD and VHS movies and video games is under review by the IRS.


RENTAL INVENTORY

Analysis of rental inventory and investment in rental product

When analyzing our rental inventory purchase activity, it is important to consider that we acquire new releases of movies under two different pricing structures, "revenue sharing" and "sell-through." These methods impact the dollar amount of new releases held as rental inventory on our consolidated balance sheet. Under revenue sharing, in exchange for acquiring agreed-upon quantities of DVDs or tapes at reduced or no up-front costs, we share agreed-upon portions of the revenue that we derive from the DVDs or tapes with the studio. The studio's share of rental revenue is expensed, net of an estimated residual value, as revenue is earned on revenue sharing titles. The resulting revenue sharing expense is considered a direct cost of sales rather than an investment in rental inventory. Under sell-through pricing, we purchase movies from the studios with no obligation for future payments to the studios. Sell-through purchases are recognized as an investment in rental inventory, which is then amortized to cost of rental product over its estimated useful life to an estimated residual value. Therefore, purchases of rental inventories, as shown on our consolidated statement of cash flows, are not reflective of the total costs of acquiring movies for rental and are impacted by the mix of movies acquired under these pricing structures. Cost of rental product included revenue sharing expense of $86.9 million for 2004, compared to $88.8 million for 2003 and $130.4 million for 2002. The decline in revenue sharing expense is primarily the result of an increase in the percentage of movies acquired on DVD compared to VHS, as DVD revenue sharing arrangements typically result in lower net revenue sharing expense than VHS revenue sharing arrangements.


MERCHANDISE INVENTORY

Merchandise inventory consists of new and used game software, hardware and accessories, new movies for sale, concessions and accessory items for sale, and the residual book value of movies and games that are transferred from rental inventory to merchandise inventory to be sold as used.

Consolidated merchandise inventory increased $18.3 million to $148.2 million as of December 31, 2004, from $129.9 million as of December 31, 2003. The increase was primarily related to the addition of 120 game departments and game inventory increases in existing game departments to support a 22% increase in same store sales in 2004.


LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary source of operating cash flow is generated from the rental and sales of movies on DVD and VHS, video game hardware and software, video game and movie accessories, and concessions. The amount of cash generated from operations in 2004 funded our debt service requirements, maintenance capital expenditures, and Game Crazy operating losses and provided the capital required to open 100 Hollywood Video stores and add 120 game departments. Cash generated from operations in 2004 also allowed us to make a $20 million prepayment on our term loan facility, which is now prepaid through 2006, as well as repurchase 295,139 shares of common stock for $3.7 million. At December 31, 2004, we had $193.8 million of cash, cash equivalents and marketable securities on hand.

We believe cash flow from operations, increased flexibility under our credit facilities, cash, cash equivalents and marketable securities on hand and trade credit will provide adequate liquidity and capital resources to execute our business plan for the foreseeable future, including our expansion plans discussed below in "Cash Used in Investing Activities." We continue to analyze our capital structure and our business plan and from time to time may consider additional capital and/or financing transactions as a source of incremental liquidity.

Cash Provided by Operating Activities

Net cash provided by operating activities increased by $9.3 million, or 2.4%, to $400.7 million for 2004 compared to $391.5 million for 2003. The increase was primarily attributable to favorable changes in working capital accounts including $14.3 million for merchandise inventory driven by a reduction in the number of new game departments opened in 2004 compared to 2003.

Net cash provided by operating activities increased by $29.9 million, or 8.3%, to $391.5 million for 2003 compared to $361.5 million for 2002. The increase was primarily due to an increase in income from operations in our Hollywood Video stores and favorable changes in working capital accounts, offset by operating losses incurred by our Game Crazy departments.

Cash Used in Investing Activities

Net cash used in investing activities was $393.7 million and $124.3 million for 2004 and 2003, respectively. We opened 100 Hollywood Video stores and added 120 game departments during 2004 compared to opening 102 Hollywood Video stores and adding 319 game departments during 2003. Purchases of marketable securities net of sales of marketable securities increased $95.4 million in 2004 compared to 2003 because our share repurchase program and early debt payments were halted due to the pending merger with Movie Gallery. Cash used in investing activities for 2003 includes $218.5 million of proceeds delivered to subordinated note holders on our behalf by the indenture trustee. The delivery of the proceeds to the indenture trustee in the fourth quarter of 2002 and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities.

Net cash used in investing activities was $124.3 million and $548.8 million for 2003 and 2002, respectively. Net cash used in investing activities for 2003 included a $218.5 million source of cash related to a financing transaction. On December 18, 2002, we completed the sale of $225 million 9.625% senior subordinated notes due 2011 and delivered net proceeds of $218.5 million to the indenture trustee to redeem $203.9 million of the $250 million 10.625% senior subordinated notes due 2004. The delivery of the proceeds to the indenture trustee and the subsequent use of the proceeds to redeem the notes in the first quarter of 2003 were classified as investing activities. In 2003, we opened 102 Hollywood Video stores and 319 game departments compared to opening 41 Hollywood Video stores and 207 game departments in 2002.

We anticipate investing at least $40 million in 2005 for retail expansion (including the investment in inventory and opening expenses) and for maintenance capital expenditures. We regularly consider new business initiatives that would enhance, expand, or complement our position in the entertainment industry. Some of those under consideration, such as movie trading and mail delivery rental services, are closely related to our existing business. Any initiative undertaken could require significant capital investment, could be unsuccessful, or, even if successful, could have a short-term adverse impact on our financial condition, liquidity and operating results.

Cash Used in Financing Activities

Net cash flow from financing activities was a $9.0 million use of cash for 2004 compared to a $252.3 million use of cash for 2003. The $9.0 million use of cash for 2004 included a $20 million prepayment on our term loan facility, which is now prepaid through 2006, as well as the repurchase of 295,139 shares of common stock for $3.7 million.

Net cash flow from financing activities was a $252.3 million use of cash for 2003 compared to a $181.5 million source of cash for 2002. The $252.3 million use of cash reflects the redemption of $250.0 million senior subordinated notes and the retirement of our prior credit facility of $107.5 million with $218.5 million in proceeds from the indenture trustee and $200.0 million of initial borrowings under our new credit facility. The use of cash also reflects the repurchase of 1,746,173 shares of common stock for $26.3 million and $55.0 million for prepayment of term loan facility principal payments through 2005.

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

On January 16, 2003, we obtained senior secured credit facilities from a syndicate of lenders led by UBS Warburg LLC. These facilities consist of a $200.0 million term loan facility and a $50.0 million revolving credit facility, each maturing in 2008. We used the borrowings under the term loan facility to repay amounts outstanding under our prior credit facilities which were due in 2004, redeem the remaining $46.1 million principal amount of our 10.625% senior subordinated notes due 2004 on February 18, 2003 and for general corporate purposes. We have prepaid $75.0 million of the term loan facility principal payments due through 2006, including a $20.0 million payment made on January 5, 2004.

Instruments governing our indebtedness contain various covenants, including covenants requiring us to meet specified financial ratios and tests and covenants that restrict our business including our ability to pay dividends and limitations on the amount of common stock we can repurchase. As of December 31, 2004 and 2003, we were in violation of certain covenants restricting our investments in cash equivalents and marketable securities under our credit facility and our indenture for senior subordinated notes because we invested in AAA-rated marketable securities with maturities beyond those allowed under our credit facility. The lenders have waived the default through March 31, 2005; if we correct the violation by that time, we will not need a waiver from holders of our senior subordinated notes. We expect to correct the violation and be in compliance with our credit facility and indenture covenants by investing in instruments authorized by the debt covenants by March 31, 2005.

At December 31, 2004, maturities on long-term obligations for the next five years are as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2005                $        -    $        -    $     555   $     555
2006                         -             -          612         612
2007                         -        20,000           89      20,089
2008                         -       105,000            -     105,000
2009                         -             -            -           -
Thereafter             225,000             -            -     225,000
                    ----------    ----------    ---------   ---------
                    $  225,000    $  125,000    $   1,256   $ 351,256
                    ----------    ----------    ---------   ---------


Contractual Obligations

Our contractual obligations consist of long-term debt, operating leases (primarily store leases) and capital leases. We lease all of our stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. All of our stores have an initial operating lease term of five to 15 years and most have options to renew for between five and 15 additional years. Contractual obligations as of December 31, 2004 are as follows (in thousands):





Contractual                                 2-3       4-5     More than
Obligations           Total     1 Year     Years     Years     5 Years
---------------    ----------  --------  --------  --------   ---------
Credit Facility    $  125,000  $      -  $ 20,000  $105,000   $       -
Subordinated Notes $  225,000                      $225,000
Interest Payment
  On Subordinated
  Notes               151,595    21,656    43,313    43,313      43,313
Capital Leases          1,256       555       701         -           -
Interest Payment
  On Capital
  Leases                   89        50        39         -           -
Operating Leases    1,335,328   258,703   448,264   303,720     324,641
                   ----------  --------  --------  --------   ---------
Total              $1,838,268  $280,964  $512,317  $677,033   $ 367,954
                   ----------  --------  --------  --------   ---------

Other Financial Measurements: Working Capital

At December 31, 2004, we had cash, cash equivalents and marketable securities of $193.8 million and a working capital balance of $51.8 million. Prior to the second quarter of 2004 we had operated with a working capital deficit. The current period positive working capital balance was primarily due to the discontinuation of prepayments on our term facility and the cessation of all activity related to our share repurchase program in connection with the proposed sale of Hollywood. Prior to the second quarter of 2004 the working capital deficits were primarily the result of the accounting treatment of rental inventory. Rental inventories are accounted for as non-current assets under GAAP because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of our revenue and the majority of this inventory has a relatively short useful life (as evidenced by our amortization policies), the classification of these assets as non-current excludes them from the computation of working capital. The acquisition cost of rental inventories, however, is reported as a current liability until paid and, accordingly, included in the computation of working capital. Consequently, we believe working capital is not as significant a measure of financial condition for companies in the video rental industry as it may be for companies in other industries. Because of the accounting treatment of rental inventory as a non-current asset, we will, more likely than not, operate with a working capital deficit. We believe the existence of a working capital deficit does not affect our ability to operate our business and meet our obligations as they come due.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We recognize revenue upon the rental and sale of our products. Rental revenue for extended rental periods (when the customer chooses to keep the product beyond the original rental period) is recognized when the extended rental period begins. Revenue recorded for extended rental periods includes an estimate of future cash collections for extended rental periods that have been incurred. Because our estimate is based upon cash collections, the amount recorded is net of amounts that we do not anticipate collecting based upon historical experience. We continuously monitor actual collections. Estimates are revised when we believe it is appropriate in light of actual collections and other relevant circumstances. Historically, actual collections have approximated the related net revenue recorded. However, if actual collections in the future are less than the related net revenue recorded, our results of operations would be adversely affected.


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

Amortization of Rental Inventory

Rental inventory, which includes DVD and VHS movies and video games, is stated at cost and amortized over its estimated useful life to an estimated residual value. We analyze several factors to validate our estimates such as inventory turns, previously viewed product sales and average inventory levels per store among many other variables. Our estimates of useful lives and residual values affect the amounts of amortization recorded, which in turn affects the carrying value of our rental inventory and cost of rental product (and, upon the transfer of previously viewed items from rental inventory to merchandise inventory, the carrying value of our merchandise inventory). For new release movies acquired for rental under revenue sharing arrangements, the studios' share of rental revenue is expensed as revenue is earned net of average estimated carrying values. DVDs, tapes and video games acquired for rental at fixed prices are amortized to estimated residual values in periods ranging from four months to five years for DVD library. Due to the numerous variables associated with the judgments and assumptions we make in estimating useful lives and residual values of these items, and the effects of changes in circumstances affecting these estimates (including the effects of competing products and technologies and actual selling prices obtainable for previously viewed product), both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly. See notes 6 and 7 to the consolidated financial statements for a discussion of our current estimates and certain changes in estimate effective in the fourth quarter of 2004.

Impairment of Long-Lived Assets and Goodwill

We review long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We periodically review and monitor our internal management reports for indicators of impairment. We consider a trend of unsatisfactory operating results that are not in line with management's expectations to be a primary indicator of potential impairment. When an indicator of impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows (e.g. at the store level). We deem a store to be impaired if a forecast of undiscounted future operating cash flows directly related to the store, including estimated disposal value, if any, is less than the asset carrying amount. If a store is determined to be impaired, the loss is measured as the amount by which the carrying amount on our balance sheet of the store exceeds its fair value. Fair value is estimated using a discounted future cash flow valuation technique similar to that used by management in making a new investment decision. Considerable management judgment and assumptions are necessary to estimate discounted future cash flows. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of our assets in these circumstances, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates of the related impairment charges are subject to substantial uncertainties and, as additional information becomes known, our estimates may change significantly. In the fourth quarter of 2004 our video store same store sales decreased 3%. These results were not in line with earlier management expectations and management felt that the recent trend of negative video store same store sales could continue. Accordingly, we evaluated our store assets, determined that certain stores were impaired, and we recorded a $13.8 million non-cash impairment charge.

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

In the fourth quarter of 2000, in light of significant doubt that existed regarding our future income and therefore our ability to use our net operating loss carryforwards, we recorded a $229.8 million valuation allowance against our $229.8 million net deferred tax asset. In 2002 and 2001, as a result of our operating performance for each year, as well as anticipated future operating performance, we determined that it was more likely than not that future tax benefits would be realized. We therefore reversed $165.5 million and $64.3 million of this valuation allowance in 2002 and 2001, respectively, which resulted in an increase in net income and a corresponding increase/decrease in our shareholders' equity/deficit. While changes in the valuation allowance have no effect on the amount of income tax we pay or on our cash flows, the effects on our reported income and shareholders' equity may be viewed by some investors and potential lenders as significant.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. Such ownership changes occurred in October 2000 and December 2001 as a result of significant changes in stock ownership. Our ability to utilize our net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. The annual limitation on utilization of the net operating loss carryforwards ranges between $52.4 million and $209.5 million and varies due to the fact that there were two ownership changes. We believe it is more likely than not that we will fully realize all net operating loss carryforwards and tax credit carryforwards and therefore a valuation reserve is not necessary at December 31, 2004 or in prior periods.

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

Lease Accounting

Certain elements of lease accounting require us to make significant estimates, judgments and assumptions. For example in order to comply with EITF 97-10, we must estimate the fair value of store development and construction that will be paid for by the lessor or other parties when it is determined that we are subject to considerable construction risk. We also must make significant judgment calls on the nature of store development assets that we purchase to determine if the costs should be considered as fixed assets or prepaid rent. Both the precision and reliability of our estimates and judgements are subject to uncertainties.

Like many other publicly traded retail companies, we reviewed our accounting practices with respect to store operating leases. This review was triggered in part by the February 7, 2005 letter issued from the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") to the American Institute of Certified Public Accountants expressing the SEC's views regarding proper accounting for certain operating lease matters under GAAP. We concluded that we needed to correct certain errors in our accounting for leases and restate prior periods.

Classification of Store Build-out Costs: We coordinate and directly pay for a varying amount of the construction of new stores based upon executed lease agreements. For some stores we are responsible for overseeing the construction while in others the lessor may be fully responsible for building the store to our specification. In all cases, however, we are reimbursed by the lessor for most of the construction costs. Historically, we accounted for the unreimbursed portion of the construction as leasehold improvement assets that depreciated over 10 years, which approximated the term of the lease. Upon further review of the applicable accounting guidance, we have determined that the amount of assets recorded as leasehold improvements depends upon a number of factors, including the nature of the assets and the amount of construction risk we have during the construction period.

- Nature of the assets: Store build-out costs have been segregated between structural elements that benefit the lessor beyond the term of the lease and assets that are considered normal tenant improvements. In accordance with EITF 96-21 "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities", payments made by us for structural elements that are not reimbursed by the lessor should be considered a prepayment of rent that should be amortized as rent expense over the term of the lease.

- Construction risk: In store construction projects where we either pay directly for a portion of the construction cost of a new store that are not reimbursed by the lessor and/or we are responsible for cost overruns, we may be deemed the owner of all store assets during construction under the provisions of EITF 97-10 "The Effect of Lessee Involvement in Asset Construction." Upon completion of construction, if we comply with the provisions of FAS 98, we are considered to have sold and leased back the asset from the lessor. We have analyzed all of the projects in which we were deemed the owner under the provisions of EITF 97-10 and have concluded that we complied with the provisions of FAS 98 for sale-leaseback treatment upon completion of the project.

Classification of Tenant Improvement Allowances: We historically accounted for tenant improvement allowances as a reduction to the related leasehold improvement assets. We have concluded that certain allowances should be considered lease incentives as discussed in Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," (FTB 88-1). For allowances determined to be incentives, FTB 88-1 requires lease incentives to be recorded as deferred rent liabilities on the balance sheet, a reduction in rent expense on the statement of operations and as a component of operating activities on the consolidated statements of cash flows.

Rent Holidays: We historically recognized rent on a straight-line basis over the lease term commencing with the store opening date. Upon re-evaluating FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," we have determined that the lease term should commence on the date that the property is ready for normal tenant improvements.

Depreciation of Leasehold Improvements: Historically, we depreciated leasehold improvements over 10 years, which approximates the contractual term of the lease. We also depreciated leasehold improvements acquired subsequent to store opening, such as remodels, over 10 years. We have concluded that such leasehold improvements should be amortized over the lesser of the assets economic life of 10 years or the contractual term of the lease. Optional renewal periods are included in the contractual term of the lease if renewal is reasonably assured at the time the asset is placed in service.

See note 3 to the consolidated financial statements for a comparison of previously reported financial statements to restated financial statements.

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


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

Failure to complete our proposed merger with an affiliate of Movie Gallery or to complete a superior transaction could negatively impact the market price of our common stock. If the Movie Gallery merger is terminated and our board of directors seeks another merger or business combination, shareholders cannot be certain that we will be able to find a partner willing to pay an equivalent or better price than the price to be paid in the merger.

Completion of the merger contemplated by the merger agreement with Movie Gallery is subject to a number of contingencies, including approval by a majority of our shareholders, the completion of the financing and other customary closing conditions. Notwithstanding our execution of the merger agreement, we cannot assure you that a merger with Movie Gallery will be completed, or if completed, that it would be completed on terms that do not differ materially from those in the merger agreement.

Blockbuster, Inc. has commenced unsolicited tender offers for all of our outstanding shares of common stock and for all of our outstanding 9.625% Senior Subordinated Notes due 2011. Blockbuster has also made filings under federal antitrust laws seeking clearance for a possible acquisition of Hollywood. Our board of directors has recommended to shareholders that they not tender their shares of common stock to Blockbuster, based in large part on the uncertainty of completing a transaction with Blockbuster. The board has taken no position with respect to the tender of outstanding senior subordinated notes. Our board may change its views depending on whether or not Blockbuster is cleared by federal agencies to acquire Hollywood and if so on what conditions. In addition to antitrust clearance, Blockbuster's tender offers are subject to a number of other contingencies, including the tender of at least a majority of Hollywood's shares, and they may not be completed.

Since the announcement of our entering into the merger agreement with Movie Gallery, our stock has traded above $13.25 per share, the price per share offered by Movie Gallery. If the merger with Movie Gallery or a transaction at a higher price is not completed, Hollywood will be subject to a number of risks, including:

- the market price of Hollywood common stock may decline to the extent the current market price reflects an assumption that the merger will be completed or that a sales transaction at a price higher than $13.25 will be completed; and
-     costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees and, in certain circumstances, a termination fee of $27 million and expense reimbursement fees of up to
      $3 million, must be paid even if the merger is not completed and will be expensed in the fiscal period in which termination occurs.

Our securities are subject to delisting by Nasdaq.

We failed to hold an annual shareholders meeting in 2004 and to solicit proxies for the meeting as required by Nasdaq listing standards. Nasdaq has agreed to continue listing our securities provided that we hold an annual meeting no later than March 30, 2005. We have scheduled a meeting for March 30, 2005. If we are unable to hold a meeting on that date, our securities may be delisted and thus no longer eligible to trade on The Nasdaq National Market System, which may affect the liquidity of our securities and their trading price.

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

We have expanded the size of our store base and the geographic scope of operations significantly since our inception. Between 1996 and 2000 we opened an average of 306 stores per year. In the second half of 2002 we resumed opening Hollywood Video stores and began a significant remerchandising initiative to add Game Crazy departments to existing Hollywood Video stores, opening 41 new Hollywood Video stores and adding 207 Game Crazy departments.
In 2003, we opened 102 Hollywood Video stores and added 319 Game Crazy departments. In 2004, we opened 100 new Hollywood Video stores and added 120 new Game Crazy departments and we anticipate adding additional Hollywood Video stores and Game Crazy departments in 2005 and beyond. This expansion has placed, and may continue to place, increased pressure on our operating and management controls. To manage a larger store base and a growing video game buy, sell and trade business, we will need to continue to evaluate and improve our financial controls, management information systems and distribution facilities. We may not adequately anticipate or respond to all of the changing demands of expansion on our infrastructure.

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

Our future performance depends on the continued contributions of certain key management personnel. These key management personnel may not be able to continue to successfully manage our existing operations and they may not remain with us. In particular, uncertainties associated with the proposed merger with an affiliate of Movie Gallery may cause Hollywood to lose key personnel. A loss of one or more of these key management personnel, our inability to attract and retain additional key management personnel, including qualified store managers, or the inability of management to successfully manage our operations could prevent us from implementing our business strategy and harm our business, financial condition, liquidity or results of operations.

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

As of December 31, 2004, we had total consolidated long-term debt, including capital leases, of approximately $351.2 million. We and our subsidiary could incur substantial additional indebtedness in the future, including the financing required to complete the merger, which will substantially increase our indebtedness. An increase in our indebtedness could intensify the related risks that we now face. For example, it could:

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

The instruments governing our existing indebtedness contain various covenants which, among other things, limit our ability to make capital expenditures and require us to meet specified financial ratios, which generally become more stringent over time, including a maximum leverage ratio and a minimum interest and rent coverage ratio. The instruments governing our future indebtedness may impose similar or other restrictions and may require us to meet similar or other financial ratios and tests. Our ability to comply with covenants contained in the instruments governing our existing and future indebtedness may be affected by events and circumstances beyond our control. If we breach any of these covenants, one or more events of default, including cross-defaults between multiple components of our indebtedness, could result. These events of default could permit our creditors to declare all amounts owing to be immediately due and payable, and terminate any commitments to make further extensions of credit. If we were unable to repay indebtedness owed to our secured creditors, they could proceed against the collateral securing the indebtedness owed to them. As of December 31, 2004 and 2003, we were in violation of certain covenants restricting our investments in cash equivalents and marketable securities under our credit facility and our indenture for senior subordinated notes because we invested in AAA-rated marketable securities with maturities beyond those allowed under our credit facility. The lenders have waived the default through March 31, 2005; if we correct the violation by that time, we will not need a waiver from holders of our senior subordinated notes. We expect to correct the violation and be in compliance with our credit facility and indenture covenants by investing in instruments authorized by the debt covenants by March 31, 2005.

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

The market price of our securities has been and can be expected to be significantly affected by a variety of factors, including:

- the likelihood of completion of the merger with Movie Gallery and the announcements and actions of other potential acquirors of Hollywood, including Blockbuster;
- public announcements concerning us, our competitors or the home video rental industry and video game industry;
-  fluctuations in our operating results;
-  introductions of new products or services by us or our competitors;
-  the operating and stock price performance of other comparable companies; and
-  changes in analysts' revenue or earnings estimates.

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

We were named as a defendant in several purported class action lawsuits asserting various causes of action, including claims regarding our membership application and additional rental period charges. We have vigorously defended these actions and maintain that the terms of our additional rental charge policy are fair and legal. We have been successful in obtaining dismissal of three of the actions filed against us. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. This settlement encompasses all of the various claims asserted in each of the related actions. We received preliminary approval of the settlement on August 10, 2004. Notice to class members began on October 10, 2004 and will last for six months. Final approval is scheduled for hearing on June 10, 2005. We believe we have provided adequate reserves in connection with these lawsuits.

We and the members of our board are defendants in several lawsuits pending in Clackamas County, Oregon (and one in Multnomah County, Oregon). The lawsuits assert breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P. With the termination of the Leonard Green transaction, we are uncertain as to whether these cases will proceed and if so in what form. We and the members of our board have also been named as defendants in a separate lawsuit--JDL Partners, L.P. v. Mark J. Wattles et. al--filed in Clackamas County, Oregon Circuit Court. This lawsuit, filed before our announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a recent bid by Blockbuster for our company as well as breaches related to a loan to Mr. Wattles that the board of directors forgave in December 2000. A motion is pending in Clackamas County to consolidate this lawsuit with the previously filed actions. It is not clear how the merger agreement with Movie Gallery will affect the pending litigation and there is no assurance that a settlement will be effected or that current reserves for this litigation will be adequate.

We were named as a defendant in three actions asserting wage and hour claims in California. The plaintiffs sought to certify a statewide class action alleging that certain California employees were denied meal and rest periods. There were several additional related claims for unpaid overtime, unpaid off the clock work, and penalties for late payment of wages and record keeping violations. A mediation took place on September 9, 2004 and the parties reached a settlement of all claims alleged in each of the actions. Pursuant to the settlement, two of the actions were dismissed and all claims asserted by plaintiffs were alleged in a single action. We received preliminary approval of the settlement on January 10, 2005. Notice was sent directly to class members on February 4, 2005. Final approval is scheduled for hearing on April 21, 2005. We believe we have provided adequate reserves in connection with these lawsuits.

In addition, we have been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. We believe we have provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity. At December 31, 2004, the commitments and contingencies reserve was $13.3 million. At December 31, 2003, the legal contingencies reserve was $6.8 million.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to adverse changes in financial and commodity market prices and rates. We have entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term and long-term debt. Historically, and as of December 31, 2004, we have not held derivative instruments or engaged in hedging activities. However, we may in the future enter into such instruments for the purpose of addressing market risks, including market risks associated with variable-rate indebtedness.

The interest payable on our bank credit facility is based on variable interest rates equal to a specified Eurodollar rate or base rate and is therefore affected by changes in market interest rates. If variable base rates had increased 1% in 2004 compared to the end of 2003, our interest expense would have increased by approximately $1.3 million based on our outstanding balance on the facility as of December 31, 2004.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to Item 15 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

Hollywood Entertainment Corporation (the "Company") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, as well as considering the views expressed by the Staff of the Securities and Exchange Commission ("SEC") on February 7, 2005 regarding certain lease accounting issues, as of December 31, 2004, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because of the material weakness discussed below. To address the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.


Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the selection, application and monitoring of its
accounting policies related to leasing transactions.   Specifically, the
Company's controls over its selection, application and monitoring of its accounting policies related to the effect of lessee involvement in asset construction, lease incentives, rent holidays and leasehold amortization periods were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's annual and interim consolidated financial statements for 2003 and 2002 and for the first, second and third quarters of 2004 as well as an audit adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of prepaid rent, leasehold improvements, deferred rent, rent expense and depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in "Internal Control-Integrated Framework" issued by the COSO.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weakness

As discussed above, as of December 31, 2004, there was a material weakness in the Company's internal control over financial reporting. In the first quarter of 2005, the Company implemented improved monitoring controls and revisited its accounting policies to ensure that its accounting policies relating to leases and lease related matters, conform with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

On December 10, 2003 the board of directors determined the compensation to be paid to independent directors for 2005. The Compensation Committee of the board of directors has determined the compensation for the Chief Executive Officer and for other named executive officers for 2005. A summary of the compensation for the directors and certain executive officers is filed as Exhibit 10.15 to this Form 10-K.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is incorporated by reference from our definitive proxy statement, under the caption "Nomination and Election of Board of Directors," for our 2005 annual meeting of shareholders (the "2005 Proxy Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, which proxy statement we expect to file no later than 120 days after the end of our fiscal year ended December 31, 2004. Information with respect to our executive officers is included under Item 4A of Part I of this report.

Information regarding our Audit Committee and "audit committee financial expert" is incorporated by reference from the 2005 Proxy Statement.

We have adopted a Business and Ethics Code of Conduct for the guidance of our directors, officers, and partners, including our principal executive, financial and accounting officers and our controller. Our code of conduct, along with other corporate governance documents, is posted on our website at http://www.hollywoodvideo.com/investors, Corporate Governance.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference from the 2005 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Part of the information required by this Item 12 is incorporated by reference from the 2005 Proxy Statement. Information with respect to options issued under our stock option plans at December 31, 2004 is included in Item 5, Part II of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item 13 is incorporated by reference from the 2005 Proxy Statement.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated by reference from the 2005 Proxy Statement.


PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Listed below are all financial statements, notes, schedules and exhibits filed as part of our Annual Report on Form 10-K for the year ended December 31, 2004:

     (a)(i), (ii) FINANCIAL STATEMENTS

The following financial statements of the Registrant, together with the Report of Independent Registered Public Accounting Firm dated March 17, 2005 are filed herewith:

(i)  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

2.1(a) Amended and Restated Agreement and Plan of Merger dated October 13, 2004 by and among the Registrant, Carso Holdings Corporation and Hollywood Merger Corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed October 14, 2004). (This agreement has been terminated and replaced by the agreement listed as
         Exhibit 2.1(d).)

2.1(b)   Agreement and Plan of Merger dated March 28, 2004 by and among the
Registrant, Carso Holdings Corporation and Cosar Corporation
(incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed March 29, 2004). (This agreement has been terminated and replaced by the agreement listed as Exhibit 2.1(d).)

2.1(c)   First Amendment to Agreement and Plan of Merger by and among the
Registrant, Carso Holdings Corporation and Cosar Corporation dated
June 4, 2004 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 8, 2004). (This amendment has been terminated and replaced by the agreement listed as Exhibit 2.1(d).)

2.1(d) Agreement and Plan of Merger dated January 9, 2005 by and among Hollywood Entertainment Corporation, Movie Gallery, Inc. and TG Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K dated January 11, 2005.

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

10.6 Offer of Employment Term Sheet effective as of January 25, 2001 from the Registrant to Mark J. Wattles (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001). *

10.7 Change of Control Plan for Senior Management dated as of February 3, 2001 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on April 2, 2001). *

10.8 Revenue Sharing Agreement dated March 2, 1998 between the Registrant and Buena Vista Home Entertainment, Inc (incorporated by reference to
         Exhibit 10.13 to our Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on January 29, 2002). +

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

10.13 Product and Support Agreement, effective as of January 25, 2001, between the Registrant and Boards, Inc. (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2002). *

10.14 Resolutions adopted by the Board of Directors of the Registrant on October 13, 2004 regarding indemnification of specified officers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004). *

10.15	Summary of compensation arrangements with directors and executive officers for 2005. *

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hollywood Entertainment
Corporation:

We have completed an integrated audit of Hollywood Entertainment Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(i) present fairly, in all material respects, the financial position of Hollywood Entertainment Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the 2003 and 2002 financial statements have been restated to correct errors in accounting for leases.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Hollywood Entertainment Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the selection, application and monitoring of its accounting policies related to leasing transactions, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, the Company did not maintain effective controls over the selection, application and monitoring
of its accounting policies related to leasing transactions.   Specifically, the
Company's controls over its selection, application and monitoring of its accounting policies related to the effect of lessee involvement in asset construction, lease incentives, rent holidays and leasehold amortization periods were ineffective to ensure that such transactions were accounted for in conformity with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company's annual and interim consolidated financial statements for 2003 and 2002 and for the first, second and third quarters of 2004 as well as an audit adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of prepaid rent, leasehold improvements, deferred rent, rent expense and depreciation expense that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Hollywood Entertainment Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hollywood Entertainment Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.



PricewaterhouseCoopers LLP
Portland, Oregon
March 17, 2005

























































                     HOLLYWOOD ENTERTAINMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                        -------------------------
                                        December 31,  December 31,
                                            2004         2003
                                                       (Restated)
                                        -----------   -----------
ASSETS
Current assets:
 Cash and cash equivalents              $    46,160   $    48,057
 Marketable securities                      147,600        26,076
                                        -----------   -----------
Total Cash, cash equivalents,
 and marketable securities                  193,760        74,133

 Receivables, net                            37,922        33,987
 Merchandise inventories                    148,154       129,864
 Prepaid expenses and other current
  assets                                     22,835        13,233
                                        -----------   -----------
Total current assets                        402,671       251,217

Rental inventory, net                       289,144       268,748
Property and equipment, net                 227,824       243,413
Goodwill                                     69,465        68,406
Deferred income tax asset, net               87,980       122,598
Prepaid rent                                 27,194        34,019
Other assets                                 15,249        17,654
                                        -----------   -----------
                                         $1,119,527   $ 1,006,055
                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  obligations                           $       555   $       647
 Current maturities of financing
  obligations                                15,581         3,245
 Accounts payable                           174,427       159,586
 Accrued expenses                           150,436       117,867
 Accrued interest                             6,445         6,489
 Income taxes payable                         3,404           284
                                        -----------    ----------
Total current liabilities                   350,848       288,118
Long-term obligations, less current
 portion                                    350,701       370,669
Deferred rent                                44,346        50,056
                                        -----------    ----------
                                            745,895       708,843
Commitments and contingencies (Note 21)
Shareholders' equity:
Preferred stock, 25,000,000 shares
 authorized; no shares issued and
 outstanding                                      -             -
Common stock, 100,000,000 shares
 authorized; 60,970,105 and
 59,666,347 shares issued and
 outstanding, respectively                  494,246       489,247
Unearned compensation                             -          (133)
Accumulated deficit                        (120,614)     (191,902)
                                        -----------    ----------
Total shareholders' equity                  373,632       297,212
                                        -----------    ----------
                                        $ 1,119,527   $ 1,006,055
                                        ===========   ===========

See notes to Consolidated Financial Statements



                        HOLLYWOOD ENTERTAINMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)

                                          Twelve Months Ended
                                               December 31,
                                  ------------------------------------
                                     2004         2003         2002
                                               (Restated)   (Restated)
                                  ----------   ----------   ----------
REVENUE:
 Rental product revenue           $1,388,298   $1,386,590   $1,324,017
 Merchandise sales                   394,066      295,958      166,049
                                  ----------   ----------   ----------
                                   1,782,364    1,682,548    1,490,066
                                  ----------   ----------   ----------
COST OF REVENUE:
 Cost of rental product              417,588      441,034      447,278
 Cost of merchandise                 299,074      223,598      126,251
                                  ----------   ----------   ----------
                                     716,662      664,632      573,529
                                  ----------   ----------   ----------
GROSS PROFIT                       1,065,702    1,017,916      916,537

Operating costs and expenses:
 Operating and selling               793,317      727,024      647,483
 General and administrative          123,946      106,024       89,602
 Store opening expenses                2,141        4,768        3,093
 Restructuring charge for closure
  of internet business                     -            -      (12,430)
 Restructuring charge for store
  closures                              (190)      (2,106)        (828)
                                  ----------   ----------   ----------
                                     919,214      835,710      726,920
                                  ----------   ----------   ----------
INCOME FROM OPERATIONS               146,488      182,206      189,617

Non-operating expense:
 Interest expense, net               (29,993)     (35,507)     (42,057)
 Early debt retirement                     -      (12,467)      (3,534)
                                  -----------  -----------  ----------
Income before income taxes           116,495      134,232      144,026
Benefit (provision)
 for income taxes                    (45,207)     (54,162)     115,719
                                  -----------  -----------  ----------
NET INCOME                        $   71,288   $   80,070   $  259,745
                                  ===========  ===========  ==========
----------------------------------------------------------------------
Net income per share:
   Basic                          $     1.18    $    1.32   $     4.54
   Diluted                              1.14         1.25         4.16
----------------------------------------------------------------------
Weighted average shares outstanding:
   Basic                              60,496       60,439       57,202
   Diluted                            62,765       64,162       62,390
----------------------------------------------------------------------





See notes to Consolidated Financial Statements.







                     HOLLYWOOD ENTERTAINMENT CORPORATION
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except share amounts)

                                 Common Stock    Unearned  Accumu-
                             ------------------- Compen-   lated
                               Shares    Amount  sation    Deficit    Total
                             ---------- -------- -------- --------- ---------
Balance at December 31,
 2001 as previously
 reported                   $49,428,763 $375,503 $ (1,655)$(487,402)$(113,554)
                             ---------- -------- -------- --------- ---------
Restatement of prior
 periods (see note 3)                 -       -         -   (44,315)  (44,315)
                             ---------- -------- -------- --------- ---------
Balance at December 31,
 2001 as Restated            49,428,763  375,503   (1,655) (531,717) (157,869)
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Stock issuance               8,050,000  120,750        -         -   120,750
 Equity offering costs                -   (7,677)       -         -    (7,677)
 Stock options exercised      2,317,810    4,604        -         -     4,604
 Stock option tax benefit             -   12,814        -         -    12,814
 Stock compensation                   -   (2,591)     958         -    (1,633)
Net income Restated                   -        -        -   259,745   259,745
                             ---------- -------- -------- --------- ---------
Balance at
  December 31, 2002 Restated 59,796,573  503,403     (697) (271,972)  230,734
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Stock options exercised      1,615,947    4,066        -         -     4,066
 Stock option tax benefit             -    8,053        -         -     8,053
 Stock compensation                   -        -      564         -       564
 Repurchase of common stock  (1,746,173) (26,275)       -         -   (26,275)
Net income  Restated                  -        -        -    80,070    80,070
                             ---------- -------- -------- --------- ---------
Balance at
 December 31, 2003 Restated  59,666,347 $489,247 $   (133)$(191,902)$ 297,212
                             ---------- -------- -------- --------- ---------
Issuance of common stock:
 Stock options exercised      1,598,897    2,419        -         -     2,419
 Stock option tax benefit             -    6,245        -         -     6,245
 Stock compensation                   -        -      133         -       133
 Repurchase of common stock    (295,139)  (3,665)       -         -    (3,665)
Net income                            -        -        -    71,288    71,288
                             ---------- -------- -------- --------- ---------
Balance at
 December 31, 2004           60,970,105 $494,246 $     - $(120,614) $ 373,632
                             ========== ======== ======== ========= =========


See notes to Consolidated Financial Statements.











                        HOLLYWOOD ENTERTAINMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                     Year Ended December 31,
                                                -------------------------------
                                                   2004       2003       2002
                                                          (Restated) (Restated)
                                                ---------  ---------  ---------
Operating activities:
 Net income                                     $  71,288  $  80,070 $ 259,745
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Write-off deferred financing costs                    -      5,827     2,226
  Amortization of rental product                  186,847    211,806   218,905
  Depreciation                                     59,971     61,129    57,057
  Amortization of prepaid rent                      8,654      8,525     8,416
  Impairment of long-lived assets                  18,182          -         -
  Amortization of deferred financing costs          2,937      4,481     3,785
  Tax benefit from exercise of stock options        6,245      8,053    12,814
  Change in deferred rent                          (5,709)    (6,612)   (7,297)
  Change in deferred taxes                         34,618     42,826  (127,027)
  Non-cash stock compensation                         133        564    (1,633)
 Net change in operating assets and liabilities:
  Receivables                                      (3,935)     1,010    (5,940)
  Merchandise inventories                         (18,291)   (32,557)  (35,722)
  Accounts payable                                 14,841      1,163    (9,056)
  Accrued interest                                    (44)     3,512    (3,249)
  Other current assets and liabilities             24,988      1,658   (11,479)
                                                ---------   --------  --------
     Cash provided by operating activities        400,725    391,455   361,545
                                                ---------   --------  --------
Investing activities:
 Purchases of rental inventory, net              (207,243)  (220,364) (288,079)
 Purchase of property and equipment, net          (59,574)   (89,081)  (38,876)
 Purchases of marketable securities              (390,685)  (211,283)        -
 Sales of marketable securities                   269,161    185,207         -
 Increase in intangibles and other assets          (5,310)    (7,292)   (3,268)
 Proceeds from indenture trustee                        -    218,531  (218,531)
                                                ---------   --------  --------
     Cash used in investing activities           (393,651)  (124,282) (548,754)
                                                ---------   --------  --------
Financing activities:
 Proceeds from issuance of common stock                 -          -   120,750
 Equity financing costs                                 -          -    (7,677)
 Issuance of subordinated debt                          -          -   225,000
 Repayment of subordinated debt                         -   (250,000)        -
 Borrowings under term loan                             -    200,000   150,000
 Repayment of revolving loan                            -   (107,500) (240,000)
 Decrease in credit facilities                    (20,000)   (55,000)  (42,500)
 Debt financing costs                                   -     (7,453)  (11,966)
 Repayments of capital lease obligations             (590)   (10,291)  (13,816)
 Repurchase of common stock                        (3,665)   (26,275)        -
 Proceeds from capital lease obligation               529      1,422         -
 Increase(decrease)in financing obligations        12,336     (1,230)   (2,851)
 Proceeds from exercise of stock options            2,419      4,066     4,604
                                                ---------  ---------  --------
     Cash (used in) provided by
       financing activities                        (8,971)  (252,261)  181,544
                                                ---------  ---------  --------
Increase (decrease) in cash and
 cash equivalents                                  (1,897)    14,912    (5,665)
Cash and cash equivalents at
 beginning of year                                 48,057     33,145    38,810
                                                ---------  ---------  --------
Cash and cash equivalents at end of year        $  46,160  $  48,057  $ 33,145
                                                =========  =========  ========

Other cash flow information:
 Interest expense paid                             27,147     36,381    41,415
 Income taxes paid, net                             1,224      4,157     2,613






See notes to Consolidated Financial Statements

                       HOLLYWOOD ENTERTAINMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2004, 2003, 2002


1.   SIGNIFICANT ACCOUNTING POLICIES

Corporate Organization and Consolidation

The accompanying financial statements include the accounts of Hollywood Entertainment Corporation and its wholly owned subsidiaries (the "Company"). The Company's only subsidiary during 2004, 2003 and 2002 was Hollywood Management Company.

Nature of the Business

The Company operates a chain of video stores ("Hollywood Video") throughout the United States. The Company was incorporated in Oregon on June 2, 1988 and opened its first store in October 1988. As of December 31, 2004, 2003 and 2002, the Company operated 2,006 stores in 47 states, 1,920 stores in 47 states and 1,831 stores in 47 states, respectively. As of December 31, 2004, 695 Hollywood Video stores included an in-store game department ("Game Crazy") where game enthusiasts can buy, sell and trade new and used video game hardware, software and accessories. A typical Game Crazy department carries over 2,500 video game titles and occupies an area of approximately 700 to 900 square feet within the store.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates relative to the Company include revenue recognition, merchandise inventory valuation, amortization of rental inventory, impairment of long-lived assets and goodwill, income taxes, lease accounting and legal contingencies.

Restatement of Prior Year Amounts

The Company recently reviewed its accounting practices with respect to store operating leases and concluded that it needed to correct certain technical errors in its accounting for leases and restate prior periods. See note 3 for a discussion of the accounting changes and their impact to the financial statements.


Reclassification of Prior Year Amounts

In addition to the restatement of prior year amounts noted above and discussed in Note 3, certain prior year amounts have been reclassified to conform to the presentation used for the current year. These reclassifications had no impact on previously reported net income or shareholders' equity.


Revision of Classification

The Company recently reviewed its accounting practices with respect to balance sheet classification of marketable securities. As a result, the Company determined it was inappropriate to classify its marketable securities as cash equivalents as stated in SFAS 95. See Note 1.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statements of Financial Accounting Standards No. 123R (SFAS 123R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Pro forma disclosure is no longer an alternative. See Note 19 for the impact on Net Income. SFAS 123R is effective for the Company beginning July 1, 2005. The Company is in the process of evaluating the effect of SFAS 123R on the Company's overall results of operations, financial position and cash flows.

Rental Revenue and Merchandise

The Company recognizes revenue upon the rental and sale of its products. Revenue for extended rental periods (when the customer chooses to keep the product beyond the original rental period) is recognized when the extended rental period begins. Revenue recorded for extended rental periods includes an estimate of future cash collections for extended rental periods that have been incurred but not yet collected in cash. Because our estimate is based upon cash collections, the amount recorded is net of estimated amounts that the Company does not anticipate collecting based upon historical experience.

Revenue generated from subscription sales or similar customer loyalty programs where a customer receives free rentals, reduced rental prices or discounted game prices in exchange for an up-front payment is recognized as revenue evenly over the time period the customer receives the benefit. Upon the sale of a loyalty program, a liability is recorded that is amortized to revenue over the applicable time period.

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

Cost of Merchandise Sales

Cost of merchandise sales is determined using an average costing method at an item level (by title) for movies, games and game accessories in the game departments and by using product groupings of similar products for concessions. Cost of merchandise sales includes product shipping and handling and valuation adjustments or markdowns that are necessary to record inventory at the lower of cost or market.

Cash and Cash Equivalents

The Company considers highly liquid investment instruments, with an original maturity of three months or less, to be cash equivalents. The carrying amounts of cash and equals fair value.

Marketable Securities

The Company accounts for marketable securities in accordance with SFAS 95, "Accounting for Certain Investments in Debt and Equity Securities." Substantially all of the marketable securities are auction rate preferred securities and classified as "available for sale." Accordingly, its investments in these AAA-rated securities are recorded at cost, which approximates fair value due to their variable interest rate, which typically resets every seven days. All income generated from these securities is recorded as interest income. At December 31, 2004, the available for sale securities had maturities of less than 30 years. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities upon the interest reset dates.

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

Rental inventory, which includes DVD and VHS movies and video games is stated at cost and amortized over its estimated useful life to a specified residual value. Shipping and handling charges related to rental and merchandise inventory are included in the cost of such inventory. See Notes 6 and 7 for a discussion of the amortization policy applied to rental inventory.

Property, Equipment, Depreciation and Amortization

Property is stated at cost and is depreciated on a straight-line basis for financial reporting purposes over the estimated useful life of the assets, which range from approximately five to ten years. Leasehold improvements are amortized over the lesser of the assets economic life of 10 years or the contractual term of the lease. Optional renewal periods are included in the contractual term of the lease if renewal is reasonably assured at the time the asset is placed in service.

Additions to property and equipment are capitalized and include acquisitions of property and equipment, costs incurred in the development and construction of new stores, including in some cases the fair value of lessor development in accordance with EITF 97-10, major improvements to existing property and major improvements in management information systems including certain costs incurred for internally developed computer software. Maintenance and repair costs are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized. As property and equipment is sold or retired, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss thereon is recorded.

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

In the fourth quarter of 2004 the Company's video store same store sales decreased 3%. These results were not in line with earlier management expectations and management felt that the recent trend of negative video store same store sales could continue. Accordingly, the Company evaluated its store assets and determined that certain stores were impaired. As a result, the Company recorded a $13.8 million charge for the period ended December 31, 2004, consisting of $11.8 million in property and equipment and $2.0 million in prepaid rent. There was not an impairment charge in 2003 and 2002. See Note 8 for additional discussion.

Goodwill & Intangible Assets

The Company reviews goodwill and intangible assets on an annual basis or whenever events or circumstances occur indicating that goodwill may be impaired. When the Company is evaluating for possible impairment of goodwill, it compares the present value of future cash flows of its reporting unit, which is defined as the Company's 2,006 video stores, to the goodwill recorded. If this indicates that the goodwill is impaired, the Company would record a charge to the extent that the goodwill balance would be adjusted to that of the present value of future cash flows.

Store Closure Reserves

Reserves for store closures were established by calculating the present value of the remaining lease obligation, adjusted for estimated subtenant agreements or lease buyouts, were expensed along with any leasehold improvements. Store furniture and equipment was either transferred at historical costs to another location or disposed of and written-off.

Legal Contingencies Reserve

All legal contingencies, which are judged to be both probable and estimable, are recorded as liabilities in the Consolidated Financial Statements in amounts equal to the Company's best estimates of the costs of resolving or disposing of the underlying claims. These estimates are based upon judgments and assumptions. The Company regularly monitors its estimates in light of subsequent developments and changes in circumstances and adjusts its estimates when additional information causes the Company to believe that they are no longer accurate. If no particular amount is determined to constitute the Company's best estimate of a particular legal contingency, the amount representing the low end of the range of the Company's estimate of the costs of resolving or disposing of the underlying claim is recorded as a liability and the range of such estimates is disclosed. Legal costs are expensed as incurred.

Self-Insurance

The Company is self-insured for worker's compensation, general liability costs and certain insurance plans with per occurrence and aggregate limits on losses. The self-insurance liability recorded in the financial statements is based on claims filed and an estimate of claims incurred but not yet reported.




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

Deferred Rent

Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term and/or rent holiday periods in which the Company does not pay rent. For these leases, the Company recognizes the related rental expense on a straight-line basis beginning on the date the property is delivered to the Company for construction and records the difference between the amount charged to expense and the rent paid as deferred rent, which is included in other liabilities.

Financing Obligations

In accordance with EITF 97-10, the Company is considered the owner of the assets during the construction period for certain stores in which the Company has considerable construction risk. As a result the assets and corresponding financing obligation are recorded on the Company's balance sheet. Once the construction is completed, the Company removes the asset and financing obligation from its books in accordance FAS 98 "Accounting for Leases". If upon completion of construction the project does not qualify for sale lease back accounting per FAS 98, the financing obligation would be considered long-term. See Note 3 for additional discussion.

Fair Value of Financial Instruments

In accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", the Company has disclosed the fair value, related carrying value and method for determining the fair value for the following financial instruments in the accompanying notes as referenced: cash and cash equivalents (see above), accounts receivable (see Note 4), and long-term obligations (see
Note 15).

The Company's receivables do not represent significant concentrations of credit risk at December 31, 2004, due to the wide variety of customers, markets and geographic areas to which the Company's products are rented and sold.

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



                                       Year Ended December 31,
                                    ----------------------------
                                      2004      2003      2002
                                    --------  --------  --------
Net income as reported              $ 71,288  $ 80,070  $259,745
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                  81       337       596
Deduct: Total stock- based
  Employee compensation expense
  under fair value based method
  for all awards, net tax             (4,782)   (8,257)   (7,941)
                                    --------  --------  --------
Pro forma net income                 $66,587  $ 72,150  $252,400
                                    ========  ========  ========
Earnings per share:
  Basic--as reported                $   1.18  $   1.32  $   4.54
  Basic--pro forma                      1.10      1.19      4.41
  Diluted--as reported                  1.14      1.25      4.16
  Diluted--pro forma                    1.08      1.16      4.16

Comprehensive Income

Comprehensive income is equal to net income for all periods presented.

Advertising

The Company receives cooperative reimbursements from vendors as eligible expenditures are incurred relative to the promotion of rental and sales product. Advertising costs, net of these reimbursements, are expensed as incurred. Advertising expense was $19.3 million, $16.2 million and $4.5 million for 2004, 2003 and 2002, respectively. The increase in 2004 was related to an increase in advertising for Game Crazy.

2. MERGER AGREEMENT

On January 9, 2005 the Company signed a definitive merger agreement with Movie Gallery, Inc. and its wholly owned subsidiary, TG Holdings, Inc., which provides for the merger of TG Holdings into Hollywood, with Hollywood surviving the merger as a wholly owned subsidiary of Movie Gallery. Under the terms of the merger agreement, its shareholders will be entitled to receive $13.25 per share in cash upon completion of the merger.

The Company had previously entered into an amended and restated merger agreement, dated as of October 13, 2004, with Carso Holdings Corporation ("Carso") and Hollywood Merger Corp., both affiliates of Leonard Green & Partners, L.P. Under the terms of this amended and restated merger agreement, its shareholders were to receive $10.25 per share in cash upon completion of the merger contemplated by the amended and restated merger agreement. By a termination agreement dated January 9, 2005, between the Company, Carso and its affiliates, and related documents, the Company terminated the amended and restated merger agreement. The termination of the merger agreement with Carso required its payment of Carso's transaction expenses of $4.0 million.

The Company terminated the agreement with Carso and entered into the merger agreement with Movie Gallery following a unanimous recommendation in favor of these actions by a special committee of its board of directors consisting of the independent directors of its board of directors. The special committee and our board of directors received a fairness opinion from Lazard Freres & Company, LLC as to the consideration to be received by its shareholders pursuant to the merger agreement with Movie Gallery.

The closing of the merger with TG Holdings is subject to terms and conditions customary for transactions of its type, including shareholder approval, antitrust clearance and the completion of financing. The parties to the merger agreement anticipate completing the merger in the second quarter of 2005.

Blockbuster, Inc. has commenced unsolicited tender offers for all of its outstanding shares of common stock and for all of its outstanding 9.625% Senior Subordinated Notes due 2011. Blockbuster has also made filings under federal antitrust laws seeking clearance for a possible acquisition of Hollywood. The Company's board of directors has recommended to shareholders that they not tender their shares of common stock to Blockbuster, based in large part on the uncertainty of completing a transaction with Blockbuster; the board has taken no position with respect to the tender of outstanding senior subordinated notes. The Company's board may change its views depending on whether or not Blockbuster is cleared by federal agencies to acquire Hollywood and if so on what conditions. In addition to antitrust clearance, Blockbuster's tender offers are subject to a number of other contingencies, including the tender of at least a majority of Hollywood's shares, and they may not be completed.

3.   RESTATEMENT

Like many other publicly traded retail companies, the Company reviewed its accounting practices with respect to store operating leases. This review was triggered in part by a February 7, 2005 letter issued from the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") to the American Institute of Certified Public Accountants expressing the SEC's views regarding proper accounting for certain operating lease matters under GAAP. The Company concluded that it needed to correct certain errors in its accounting for leases and restate prior periods. The restatement resulted in a $44.3 million charge to beginning retained earnings on January 1, 2002.

Classification of Store Build-out Costs

The Company coordinates and directly pays for a varying amount of the construction of new stores based upon executed lease agreements.
For some stores the Company is responsible for overseeing the construction while in others the lessor may be fully responsible for building the store to the Company's specification. In all cases, however, the Company is reimbursed by the lessor for most of the construction costs. Historically the Company accounted for the unreimbursed portion of the construction as leasehold improvement assets that depreciated over 10 years, which approximated the term of the lease. Upon further review of the applicable accounting guidance, the Company has determined that the amount of assets recorded as leasehold improvements depends upon a number of factors, including the nature of the assets and the amount of construction risk the Company has during the construction period.


Nature of the assets: Store build-out costs have been segregated between structural elements that benefit the lessor beyond the term of the lease and assets that are considered normal tenant improvements. In accordance with EITF 96-21 "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities" , payments made by the Company for structural elements that are not reimbursed by the lessor should be considered a prepayment of rent that should be amortized as rent expense over the term of the lease. As a result, income from operations increased by $0.9 million and $0.9 million for the years ended December 31, 2003 and 2002, respectively.

Construction risk: In store construction projects where the Company either pays directly for a portion of the construction cost of a new store and is not reimbursed by the lessor and/or is responsible for cost overruns, the Company may be deemed the owner of all store assets during construction under the provisions of EITF 97-10 "The Effect of Lessee Involvement in Asset Construction." Upon completion of construction, if the Company complies with the provisions of FAS 98, the Company is considered to have sold and leased back the asset from the lessor. The Company has analyzed all of the projects in which they were deemed the owner under the provisions of EITF 97-10 and have concluded that they complied with the provision of FAS 98 for sale-leaseback treatment upon completion of the project. As a result of the above, at December 31, 2003, we had an additional $3.2 million of property and equipment assets and financing obligations of which the Company was deemed to be the owner of during construction.

Classification of Tenant Improvement Allowances

The Company historically accounted for tenant improvement allowances as a reduction to the related leasehold improvement assets. The Company has concluded that certain allowances should be considered lease incentives as discussed in Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," (FTB 88-1). For allowances determined to be incentives, FTB 88-1 requires lease incentives to be recorded as deferred rent liabilities on the balance sheet, a reduction in rent expense on the statement of operations and as a component of operating activities on the consolidated statements of cash flows. There is no impact to income from operations for this reclassification.

Rent Holidays

The Company historically recognized rent on a straight-line basis over the lease term commencing with the store opening date. Upon re-evaluating FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," the Company has determined that the lease term should commence on the date the property is ready for normal tenant improvements. As a result, income from operations increased $1.8 million and $2.3 million for the years ended December 31, 2003 and 2002, respectively.

Depreciation of Leasehold Improvements

Historically the Company depreciated leasehold improvements over 10 years, which approximates the contractual term of the lease. The Company also depreciated leasehold improvements acquired subsequent to store opening, such as remodels, over 10 years. The Company has concluded that such leasehold improvements should be amortized over the lesser of the assets economic life of 10 years or the contractual term of the lease. Optional renewal periods are included in the contractual term of the lease if renewal is reasonably assured at the time the asset is placed in service. As a result, income from operations decreased $9.0 million and $6.3 million for the years ended December 31, 2003 and 2002, respectively.

Lease Incentive

During 1996 to 2000, certain landlords reimbursed a portion of the Company's grand opening events and advertising expenses. The Company has historically recorded these marketing allowances received for grand opening costs as a reduction of its advertising expense in the period that the marketing allowance was received. The Company now believes that these allowances should be considered lease incentives as discussed in Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," (FTB 88-1). FTB 88-1 requires lease incentives to be recorded as deferred rent liabilities on the balance sheet, and amortized against rent expense over the term of the lease. As a result, income from operations increased by $3.4 million and $3.4 million for the years ended December 31, 2003 and 2002, respectively.





The effect of this restatement and the revision of the classification of Marketable Securities was as follows:

CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2003
(In thousands, except share amounts)

                                       As Previously
                                         Reported     As Restated
                                        -----------   -----------
ASSETS
Current assets:
 Cash and cash equivalents              $    74,133   $    48,057
 Marketable securities                            -        26,076
                                        -----------   -----------
Total cash, cash equivalents,
 and marketable securities                   74,133        74,133

 Receivables, net                            33,987        33,987
 Merchandise inventories                    129,864       129,864
 Prepaid expenses and other current
  assets                                     13,233        13,233
                                        -----------   -----------
Total current assets                        251,217       251,217

Rental inventory, net                       268,748       268,748
Property and equipment, net                 288,857       243,413
Goodwill                                     66,678        68,406
Deferred income tax asset, net              104,302       122,598
Prepaid rent                                      -        34,019
Other assets                                 17,655        17,654
                                        -----------   -----------
                                         $  997,457   $ 1,006,055
                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term
  obligations                           $       647   $       647
 Financing obligations                            -         3,245
 Accounts payable                           159,586       159,586
 Accrued expenses                           117,867       117,867
 Accrued interest                             6,467         6,489
 Income taxes payable                           284           284
                                        -----------    ----------
Total current liabilities                   284,851       288,118
Long-term obligations, less current
 portion                                    370,669       370,669
Other liabilities                            16,108        50,056
                                        -----------    ----------
                                            671,628       708,843

Common stock                                489,247       489,247
Unearned compensation                          (133)         (133)
Accumulated deficit                        (163,285)     (191,902)
                                        -----------    ----------
Total shareholders' equity                  325,829       297,212
                                        -----------    ----------
                                        $   997,457   $ 1,006,055
                                        ===========   ===========






CONSOLIDATED STATEMENTS OF OPERATIONS
Twelve Months Ended December 31, 2003
(In thousands, except per share amounts)


                                As Previously
                                   Reported     As Restated
                                 -----------    -----------
REVENUE:
 Rental product revenue           $1,386,590     $1,386,590
 Merchandise sales                   295,958        295,958
                                  ----------     ----------
                                   1,682,548      1,682,548
                                  ----------     ----------
COST OF REVENUE:
 Cost of rental product              441,034        441,034
 Cost of merchandise                 223,598        223,598
                                  ----------     ----------
                                     664,632        664,632
                                  ----------     ----------
GROSS PROFIT                       1,017,916      1,017,916

Operating costs and expenses:
 Operating and selling               724,136        727,024
 General and administrative          106,024        106,024
 Store opening expenses                4,768          4,768
 Restructuring charge for store
  closures                            (2,106)        (2,106)
                                  ----------     ----------
                                     832,822        835,710
                                  ----------     ----------
INCOME FROM OPERATIONS               185,094        182,206

Non-operating expense:
 Interest expense, net               (35,507)       (35,507)
 Early debt retirement               (12,467)       (12,467)
                                  -----------    -----------
Income before income taxes           137,120        134,232
Provision for
 income taxes                        (54,848)       (54,162)
                                  -----------    -----------
NET INCOME                        $   82,272     $   80,070
                                  ===========    ===========
------------------------------------------------------------
Net income per share:
   Basic                          $     1.36     $     1.32
   Diluted                              1.28           1.25
------------------------------------------------------------















CONSOLIDATED STATEMENTS OF OPERATIONS
Twelve Months Ended December 31, 2002
(In thousands, except per share amounts)


                                As Previously
                                   Reported     As Restated
                                  -----------    -----------
REVENUE:
 Rental product revenue           $1,324,017     $1,324,017
 Merchandise sales                   166,049        166,049
                                  ----------     ----------
                                   1,490,066      1,490,066
                                  ----------     ----------
COST OF REVENUE:
 Cost of rental product              447,278        447,278
 Cost of merchandise                 126,251        126,251
                                  ----------     ----------
                                     573,529        573,529
                                  ----------     ----------
GROSS PROFIT                         916,537        916,537

Operating costs and expenses:
 Operating and selling               647,773        647,483
 General and administrative           89,602         89,602
 Store opening expenses                3,093          3,093
 Restructuring charge for closure
  of internet business               (12,430)       (12,430)
 Restructuring charge for store
  closures                              (828)          (828)
                                  ----------     ----------
                                     727,210        726,920
                                  ----------     ----------
INCOME FROM OPERATIONS               189,327        189,617

Non-operating expense:
 Interest expense, net               (42,057)       (42,057)
 Early debt retirement                (3,534)        (3,534)
                                  -----------    -----------
Income before income taxes           143,736        144,026
Benefit of
 income taxes                         98,109        115,719
                                  -----------    -----------
NET INCOME                        $  241,845     $  259,745
                                  ===========    ===========
------------------------------------------------------------
Net income per share:
   Basic                          $     4.23     $     4.54
   Diluted                              3.88           4.16
------------------------------------------------------------













CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2003
(In thousands)

                                              As Previously
                                                Reported      As Restated
                                              -----------     -----------
Operating activities:
 Net income                                     $  82,272       $  80,070
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Write-off deferred financing costs                5,827           5,827
  Amortization of rental product                  211,806         211,806
  Depreciation                                     60,762          61,129
  Amortization of prepaid rent                                      8,525
  Amortization of deferred financing costs          4,481           4,481
  Tax benefit from exercise of stock options        8,053           8,053
  Change in deferred rent                          (1,364)         (6,612)
  Change in deferred taxes                         43,512          42,826
  Non-cash stock compensation                         564             564
 Net change in operating assets and liabilities:
  Receivables                                       1,010           1,010
  Merchandise inventories                         (32,557)        (32,557)
  Accounts payable                                  1,163           1,163
  Accrued interest                                  3,544           3,512
  Other current assets and liabilities              1,657           1,658
                                                ---------        --------
     Cash provided by operating activities        390,730         391,455
                                                ---------        --------
Investing activities:
 Purchases of rental inventory, net              (220,364)       (220,364)
 Purchase of property and equipment, net          (94,123)        (89,081)
 Purchase of marketable securities                      -        (211,283)
 Sales of marketable securities                         -         185,207
 Increase in intangibles and other assets          (2,755)         (7,292)
 Proceeds from indenture trustee                  218,531         218,531
                                                ---------        --------
     Cash used in investing activities            (98,711)       (124,282)
                                                ---------        --------
Financing activities:
 Extinguishment of subordinated debt             (250,000)       (250,000)
 Borrowings under term loan                       200,000         200,000
 Repayment of revolving loan                     (107,500)       (107,500)
 Decrease in credit facilities                    (55,000)        (55,000)
 Debt financing costs                              (7,453)         (7,453)
 Repayments of capital lease obligations          (10,291)        (10,291)
 Repurchase of common stock                       (26,275)        (26,275)
 Proceeds from capital lease obligation             1,422           1,422
 Increase (decrease) in financing obligations           -          (1,230)
 Proceeds from exercise of stock options            4,066           4,066
                                                ---------       ---------
     Cash used in financing activities           (251,031)       (252,261)
                                                ---------       ---------
Increase (decrease) in cash and
 cash equivalents                                  40,988          14,912
Cash and cash equivalents at
 beginning of year                                 33,145          33,145
                                                ---------       ---------
Cash and cash equivalents at end of year (1)    $  74,133       $  48,057
                                                =========       =========
(1)Restated cash and cash equivalents excludes Marketable Securities of $26.1 million at the end of the year

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2002
(In thousands)

                                              As Previously
                                                Reported      As Restated
                                              -----------     -----------
Operating activities:
 Net income                                     $ 241,845       $ 259,745
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Extraordinary loss on extinguishment of debt      2,226           2,226
  Amortization of rental product                  218,905         218,905
  Depreciation                                     59,343          57,057
  Amortization of prepaid rent                                      8,416
  Amortization of deferred financing costs          3,785           3,785
  Tax benefit from exercise of stock options       12,814          12,814
  Change in deferred rent                          (1,368)         (7,297)
  Change in deferred taxes                       (109,417)       (127,027)
  Non-cash stock compensation                      (1,633)         (1,633)
 Net change in operating assets and liabilities:
  Receivables                                      (5,940)         (5,940)
  Merchandise inventories                         (35,722)        (35,722)
  Accounts payable                                 (9,056)         (9,056)
  Accrued interest                                 (2,649)         (3,249)
  Other current assets and liabilities            (11,478)        (11,479)
                                                ---------        --------
     Cash provided by operating activities        361,655         361,545
                                                ---------        --------
Investing activities:
 Purchases of rental inventory, net              (288,079)       (288,079)
 Purchase of property and equipment, net          (44,254)        (38,876)
 Increase in intangibles and other assets            (851)         (3,268)
 Proceeds from indenture trustee                 (218,531)       (218,531)
                                                ---------        --------
     Cash used in investing activities           (551,715)       (548,754)
                                                ---------        --------
Financing activities:
 Proceeds from issuance of common stock           120,750         120,750
 Equity financing costs                            (7,677)         (7,677)
 Issuance of subordinated debt                    225,000         225,000
 Repayment of subordinated debt                         -               -
 Borrowings under term loan                       150,000         150,000
 Repayment of revolving loan                     (240,000)       (240,000)
 Decrease in credit facilities                    (42,500)        (42,500)
 Debt financing costs                             (11,966)        (11,966)
 Repayments of capital lease obligations          (13,816)        (13,816)
 Repurchase of common stock                             -               -
 Proceeds from capital lease obligation                 -               -
 Increase (decrease) in financing obligations           -          (2,851)
 Proceeds from exercise of stock options            4,604           4,604
                                                ---------       ---------
     Cash provided by financing activities        184,395         181,544
                                                ---------       ---------
Increase (decrease) in cash and
 cash equivalents                                 (5,665)         (5,665)
Cash and cash equivalents at
 beginning of year                                 38,810          38,810
                                                ---------       ---------
Cash and cash equivalents at end of year        $  33,145       $  33,145
                                                =========       =========


4.   RECEIVABLES

Accounts receivable as of December 31, 2004 and 2003 consists of
(in thousands):
                                         ----------------------
                                             2004        2003
                                         ----------   ---------
      Construction receivables           $    5,455   $   4,826
      Additional rental fees, net            21,690      19,970
      Marketing                               5,894       8,468
      Licensee receivables                    1,361       1,509
      Other                                   4,837       1,029
                                         ----------   ---------
                                             39,237      35,802

      Allowance for doubtful accounts        (1,315)     (1,815)

                                         ----------   ---------
                                         $   37,922   $  33,987
                                         ==========   =========

The carrying amount of accounts receivable approximates fair value because of the short maturity of those receivables. The allowance for doubtful accounts is primarily for marketing.

5.   RENTAL INVENTORY

Rental inventory as of December 31, 2004 and 2003 consists of (in thousands):

                                         -------------------------
                                             2004           2003
                                         ----------     ----------
   Rental inventory                      $  813,910     $  773,953
   Less accumulated amortization           (524,766)      (505,205)
                                         ----------     ----------
                                         $  289,144     $  268,748
                                         ==========     ==========

Amortization expense related to rental inventory was $186.8 million, $211.8 million and $218.9 million in 2004, 2003 and 2002, respectively, and is included in cost of rental product. As rental inventory is transferred to merchandise inventory and sold as previously-viewed product, the applicable cost and accumulated amortization are eliminated from the rental inventory accounts, determined on a first-in-first-out ("FIFO") basis applied in the aggregate to monthly purchases.

6.   RENTAL INVENTORY AMORTIZATION POLICY

The Company manages its rental inventories of movies as two distinct categories, new releases and catalog. New releases, which represent the majority of all movies acquired, are those movies which are primarily purchased on a weekly basis in large quantities to support demand upon their initial release by the studios and are generally held for relatively short periods of time. Catalog, or library, represents an investment in those movies the Company intends to hold for an indefinite period of time and represents a historic collection of movies which are maintained on a long-term basis for rental to customers. In addition, the Company acquires catalog inventories to support new store openings and to build-up its title selection, primarily as it relates to changes in format preferences such as an increase in DVD from VHS.


Purchases of new release movies are amortized over four months to current estimated average residual values of approximately $2.00 for VHS and $4.00 for DVD (net of estimated allowances for losses). Purchases of VHS and DVD catalog are currently amortized on a straight-line basis over twelve months and sixty months, respectively, to estimated residual values of $2.00 for VHS and $4.00 for DVD.

For new release movies acquired under revenue sharing arrangements, the studios' share of rental revenue is charged to cost of rental as revenue is earned on the respective revenue sharing titles, net of average estimated carrying values that are set up in the first four months following the movies release. The carrying value set up on VHS movies approximates the carrying value of VHS non-revenue sharing purchases after four months. The carrying value set up on DVD movies approximates the carrying value of DVD non-revenue sharing purchases after four months less anticipated revenue sharing payments on the sales of previously viewed DVD movies.

The majority of games purchased are amortized over four months to an average residual value below $5.00. Games that the Company expects to keep in rental inventory for an indefinite period of time are amortized on a straight-line basis over two years to a current estimated residual value of $5.00. For games acquired under revenue sharing arrangements, the manufacturers share of rental revenue is charged to cost of rental as revenue is earned on the respective revenue sharing games, net of an average estimated carrying value of approximately $11.00 that is set up in the first four months following the games release. Revenue sharing games that the Company expects to keep in rental inventory for an indefinite period of time are then amortized on a straight-line basis over the remaining 20 months to an estimated residual value of $5.00.

7.   CHANGE IN ACCOUNTING ESTIMATE FOR RENTAL INVENTORY

The Company regularly evaluates and updates rental inventory accounting estimates. Effective October 1, 2004, the Company changed estimates relating to the carrying value that is set up on DVD movies that are purchased under revenue sharing arrangements. The Company reduced the set-up carrying value of DVD movies to approximate the carrying value of non-revenue sharing purchases less anticipated revenue sharing payments per unit on the sales of previously viewed DVD movies. Prior to October 1, 2004, the estimated carrying value was not reduced by an estimate of revenue sharing payments per unit on the sales of previously viewed DVD movies. The Company believes the change results in better matching of revenue and expense and the net impact to the fourth quarter of 2004 was immaterial.

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













8.   PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 and 2003 consists of (in thousands):
                                              ---------------------
                                                2004        2003
                                                         (Restated)
                                              ---------  ----------
        Fixtures and equipment                $ 252,165  $  232,379
        Leasehold improvements                  420,712     378,098
        Equipment under capital lease             2,047       4,644
        Leasehold improvements under
         capital lease                                -       6,725
                                              ---------  ----------
                                                674,924     621,846
        Less accumulated depreciation
         and amortization                      (447,100)   (378,433)
                                              ---------  ----------
                                              $ 227,824  $  243,413
                                              =========  ==========

Accumulated depreciation and amortization, as presented above, includes accumulated amortization of assets under capital leases of $0.4 million and $6.4 million at December 31, 2004 and 2003, respectively. Depreciation expense related to property, plant and equipment was $60.0 million, $61.1 million and $57.1 million in 2004, 2003 and 2002, respectively.

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

In the fourth quarter of 2004 the Company's video store same store sales decreased 3%. These results were not in line with earlier management expectations and management felt that the recent trend of negative video store same store sales could continue. Accordingly, the Company evaluated the store assets and determined that certain stores were impaired. As a result, the Company recorded a $13.8 million non-cash charge in operating and selling expense consisting of $11.8 million in property and equipment and $2.0 million in prepaid rent. There were no impairment charges in 2003 and 2002.

In the fourth quarter of 2004 the Company concluded that certain software development capitalized costs qualified for impairment per AICPA SOP 98-1 "Software for Internal Use" and FAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets". As a result, the Company recorded a $4.4 million impairment charge included in general and administrative expenses.

9.  STORE CLOSURE RESTRUCTURING

In December 2000, the Company approved a restructuring plan involving the closure and disposition of 43 stores that were not operating to its expectations (the "Restructuring Plan"). In the fourth quarter of 2000, the company recorded charges aggregating $16.9 million, including an $8.0 million write down of property and equipment, a $1.5 million write down of goodwill and an accrual for store closing costs of $7.4 million. The established reserve for cash expenditures is for lease termination fees and other store closure costs. The Company has liquidated and plan to continue liquidating related store inventories through store closing sales; any remaining product will be used in other stores.

Revenue for the stores subject to the store Restructuring Plan was $6.0 million and $6.3 million in 2003 and 2002, respectively. Operating results (defined as income or loss before interest expense and income taxes) was $0.3 million loss and $0.9 million loss in 2003 and 2002, respectively. The operating results for the stores in the closure plan were included in the Consolidated Statement of Operations.

During the twelve months ended December 31, 2001, the Company closed 12 of the stores included in the plan and incurred $329,867 in expenses related to the closures and received $450,000 to exit one of the leases. During the twelve months ended December 31, 2002, the company closed one store included in the plan and incurred $90,000 in closure expenses.

In December of 2001, 2002 and 2003, the Company amended the Restructuring Plan and removed 16 stores, 2 stores and 9 stores from the closure list, respectively. In accordance with the amended plans, and updated estimates on closing costs, the company reversed $3.8 million, $0.8 million and $2.1 of the original $16.9 million charge, leaving a $3.7 million, $2.8 million and $0.7 million accrual balance at December 31, 2001, 2002 and 2003, respectively, for store closing costs. At December 31, 2004, 0 stores remained to be closed under the Restructuring Plan.

During the twelve months ended December 31, 2004, the Company closed two stores included in the plan and incurred $0.5 million in expenses related to the closures. At December 31, 2004 there were no remaining stores to be closed pursuant to the Company's store closure plan. As a result, the remaining balance of $0.2 million was reversed in 2004.

10.  GOODWILL AND INTANGIBLE ASSETS

Goodwill was $69.5 million and $68.4 million as of December 31, 2004 and 2003, respectively, and represents the excess of cost over the fair value of net assets purchased net of impairment charges and accumulated amortization recorded prior to the adoption of FAS 142.

The increase in goodwill was the result of four stores acquired in four separate transactions during the year ended December 31, 2004. The aggregate purchase price was $1.3 million, of which, $1.1 million was allocated to goodwill. The remaining purchase price represented the fair market value of the assets acquired that were allocated to store inventory and leasehold improvements.

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







The components of intangible assets are as follows (in thousands):


                      December 31,                 December 31,
                         2003         Additions        2004
                      ------------    ---------    ------------
Goodwill              $    68,406     $   1,059    $     69,465
Trade-name rights           6,224           514           6,738
                      ------------    ---------    ------------
                      $    74,630     $   1,573    $     76,203
                      ============    =========    ============

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

Accrued liabilities as of December 31, 2004 and 2003 consist of
(in thousands):
                                         ----------------------
                                            2004         2003
                                         ----------   ---------

      Payroll and benefits               $   30,946   $  27,236
      Property taxes and rent
       and related                           16,387      12,218
      Gift cards and deferred revenue        30,725      22,908
      Marketing                               6,758       5,709
      Store closures and lease
       terminations                               -       1,127
      Property, plant and equipment           7,013       5,050
      Accrued insurance                      12,519       5,425
      Accrued sales tax                      12,543      13,320
      Legal commitments and contingencies    13,296       6,803
      Other operating and general
       administration                        20,249      18,071
                                         ----------   ---------
                                         $  150,436   $ 117,867
                                         ==========   =========



13.  EMPLOYEE BENEFIT PLANS

The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual claims in excess of $150,000. While the ultimate amount of claims incurred is dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. Adjustments, if any, to recorded estimates of the Company's potential claims liability will be reflected in results of operations for the period in which such adjustments are determined to be appropriate on the basis of actual payment experience or other changes in circumstances.

The Company has a 401(k) plan in which eligible employees may elect to contribute up to 20% of their earnings. Eligible employees are at least 21 years of age, have completed at least one year of service and work at least 1,000 hours in a year. The Company matched 25% of the employee's first 6% of contributions until June 30, 2003, when the Company elected to end the match.

Beginning January 1, 2005, the Company will reinstate the match program. The 2005 Company match program will match 25% of the eligible employee's first 6% of contributions.

Beginning in April 2000 and ending January 1, 2005, the Company offered a deferred compensation plan to certain key employees designated by the Company. The plan allowed for the deferral and investment of current compensation on a pre-tax basis. The Company accrued $332,689 and $247,923 related to this plan at December 31, 2004 and 2003, respectively.

Beginning in January 2002 and ending January 1, 2005, the Company offered a 401(k) supplemental plan that allowed its highly compensated employees the ability to receive the full 25% employer match on the first 6% of contributions (through June 30, 2003 when the Company elected to end the match) that were not available to them under the Company's 401(k) plan. The plan allows for the deferral and investment of current compensation on a pre-tax basis. The Company accrued approximately $784,723 and $738,326 related to this plan at December 31, 2004 and 2003, respectively.

14.  RELATED PARTY TRANSACTIONS

In July 2001, Boards, Inc. (Boards) began to open Hollywood Video stores as a licensee of the Company pursuant to rights granted by the Company and approved by the Board of Directors in connection with Mark J. Wattles' employment agreement in January 2001. These stores are operated by Boards and are not included in the 2,006 stores operated by the Company. Mark Wattles, the Company's founder and former Chief Executive Officer, is the majority owner of Boards. Under the license arrangement, Boards pays the Company an initial license fee of $25,000 per store, a royalty of 2.0% of revenue and also purchases products and services from the Company at the Company's cost. Boards is in compliance with the 30 day payment terms under the arrangement. The outstanding balance of $1.4 million due the Company is related to current activity. As of December 31, 2004, Boards operated 20 stores.












The following table reconciles the net receivable balance due from Boards, Inc. (in thousands):


                                   ---------------------
                                    Twelve Months Ended
                                         December 31,
                                   ---------------------

                                      2004        2003
---------   --------

Beginning Receivable Balance      $   1,509    $    631
                                    --------    --------
License fee                              25         275
(2%)Royalty Fees                        579         376
Products & Services                  11,780      10,380
                                    --------    --------
Expenses                             12,384      11,031
Payments                            (12,532)    (10,153)
                                    --------    --------
Ending Receivable Balance          $  1,361     $ 1,509
                                    ========    ========

15.  LONG-TERM OBLIGATIONS AND LIQUIDITY

The Company had the following long-term obligations as of December 31, 2004 and 2003 (in thousands):

                                                      December 31,
                                              -----------    ----------
                                                 2004            2003
                                              -----------    ----------
Borrowings under credit facilities            $   125,000    $  145,000
Senior subordinated notes due 2011 (1)            225,000       225,000
Obligations under capital leases                    1,256         1,316
                                              -----------    ----------
                                                  351,256       371,316
Current portions:
    Capital leases                                    555           647
                                              -----------    ----------
                                                      555           647
Total long-term obligations                   -----------    ----------
 net of current portion                       $   350,701    $  370,669
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

The senior subordinated notes due 2011 are redeemable, at the option of the Company, beginning in March 15, 2007, at rates starting at 104.8% of principal amount reduced annually through March 15, 2009, at which time they become redeemable at 100% of the principal amount. The terms of the notes may restrict, among other things, payment of dividends and other distributions, investments, the repurchase of capital stock or subordinated indebtedness, the making of certain other restricted payments, the incurrence of additional indebtedness or liens by the Company or any of the company's subsidiaries, and certain mergers, consolidations and disposition of assets. Additionally, if a change of control occurs, as defined, each holder of the notes will have the right to require the Company to repurchase such holder's notes at 101% of principal amount thereof. Blockbuster, Inc. has commenced unsolicited tender offers for all of the company's outstanding shares of common stock and for all of the company's outstanding 9.625% Senior Subordinated Notes due 2011. Blockbuster has also made filings under federal antitrust laws seeking clearance for a possible acquisition of Hollywood. The Company's board of directors has recommended to shareholders that they not tender their shares of common stock to Blockbuster, based in large part on the uncertainty of completing a transaction with Blockbuster. The board has taken no position with respect to the tender of outstanding senior subordinated notes. The Company's board may change the company's views depending on whether or not Blockbuster is cleared by federal agencies to acquire Hollywood and if so on what conditions. In addition to antitrust clearance, Blockbuster's tender offers are subject to a number of other contingencies, including the tender of at least a majority of Hollywood's shares, and they may not be completed.

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

As of December 31, 2004 and 2003, the Company was in violation of certain covenants restricting our investments in cash equivalents and marketable securities under our credit facility and our indenture for senior subordinated notes because it invested in rated marketable securities with maturities beyond those allowed. The lenders under its credit facility have waived the default through March 31, 2005; if the Company corrects the violation by that time, it will not need a waiver from holders of its senior subordinated notes. The Company expects to correct the violation and be in compliance with its credit facility and indenture covenants by transferring its investments to instruments authorized in the debt covenants by March 31, 2005.









Maturities on long-term obligations at December 31, 2004 for the next five years is as follows (in thousands):
                                                 Capital
Year Ending        Subordinated     Credit        Leases
December, 31           Notes       Facility      & Other      Total
------------        ----------    ----------    ---------   ---------
2005                         -             -          555         555
2006                         -             -          612         612
2007                         -        20,000           89      20,089
2008                         -       105,000            -     105,000
2009                         -             -            -           -
Thereafter             225,000             -            -     225,000
                   -----------    ----------    ---------   ---------
                    $  225,000    $  125,000    $   1,256   $ 351,256
                   -----------    ----------    ---------   ---------

Interest income was $1.4 million, $0.8 million, and $0.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. Total interest cost incurred was $31.6 million, $36.5 million, and $42.6 million for the years ended December 31, 2004, 2003, and 2002, respectively, while interest capitalized was $0.2 million, $0.2 million, and $0.1 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

The fair value of the 9.625% senior subordinated notes due 2011 was $240.8 million and $243.6 million as of December 31, 2004 and 2003, respectively, based on quoted market prices. The revolving credit facility is a variable rate loan, and thus, the fair value approximates the carrying amount as of December 31, 2004 and 2003.

As of December 31, 2004 the Company had $15.7 million of outstanding letters of credit issued upon the revolving credit facility.

16. OFF BALANCE SHEET ARRANGEMENTS

The Company leases all of its stores, corporate offices, distribution centers and zone offices under non-cancelable operating leases. The Company's stores generally have an initial operating lease term of five to fifteen years and most have options to renew for between five and fifteen additional years. Restated rent expense was $251.9 million, $232.9 million and $221.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Most operating leases require payment of additional occupancy costs, including property taxes, utilities, common area maintenance and insurance. These additional occupancy costs were $49.9 million, $46.2 million and $42.1 million for the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004, the future minimum annual rental commitments under non-cancelable operating leases were as follows (in thousands):

               ------------------------------
               Year Ending         Operating
               December 31,         Leases
               ------------------------------
               2005                $258,703
               2006                 240,881
               2007                 207,383
               2008                 168,011
               2009                 135,709
               Thereafter           324,641

Total sublease income was $4.9 million, $5.4 million, and $6.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.


At December 31, 2004, the future minimum annual sublease income under operating subleases were as follows (in thousands):

               ------------------------------
               Year Ending         Sublease
               December 31,         Income
               ------------------------------
               2005                $  2,402
               2006                   2,237
               2007                   1,737
               2008                   1,124
               2009                     722
               Thereafter             1,036


17.  INCOME TAXES

The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2004, 2003 and 2002 consists of (in thousands):

                                      --------------------------------
                                         2004       2003      2002
                                                 (Restated) (Restated)
                                      ---------- ---------- ----------
        Current:
         Federal                      $    2,855 $    2,265 $   (3,507)
         State                             1,512      1,018      2,107
                                      ---------- ---------- ----------
         Total current provision
           (benefit)                       4,367      3,283     (1,400)
        Deferred:
         Federal                          36,537     40,952    (95,938)
         State                             4,303      9,927    (18,381)
                                      ---------- ---------- ----------
         Total deferred provision
           (benefit)                      40,840     50,879   (114,272)
                                      ---------- ---------- ----------
         Total provision (benefit)    $   45,207   $ 54,162 $ (115,719)
                                      ========== ========== ==========

The Company is subject to minimum state taxes in excess of statutory state income taxes in many of the states in which it operates. These taxes are included in the current provision for state and local income taxes. The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income from continuing operations before income taxes for the three years ended December 31 is analyzed below:

                                          -----------------------------
                                            2004      2003       2002
                                                   (Restated) (Restated)
                                          -------- ---------- ---------
       Statutory federal rate
        provision                            35.0%     35.0%      34.0%
       State income taxes, net of
        federal income tax benefit            3.3       5.3        4.0
       Net non-deductible expense             0.5       0.4        0.4
       Federal credits & adjustment          (1.1)      1.4       (0.7)
       Decrease in valuation allowance          -         -     (118.0)
       Change in Deferred Tax Rate              -      (2.9)         -
       Other, net                             1.1       1.1          -
                                         --------  ---------   --------
                                            38.8%      40.3%     (80.3%)
                                         ========  =========   ========

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities from continuing operations at December 31 are as follows (in thousands):

                                                ----------------------
                                                   2004         2003
                                                             (Restated)
                                                ----------   ---------
      Deferred tax assets:
       Tax loss carryforward                      $107,507    $117,953
       Deferred rent                                39,355      38,518
       Accrued liabilities and reserves             12,559      11,300
       Tax credit carryforward                      10,089       6,820
       Restructure charges                           5,335       2,604
       Inventory valuation                          18,444      23,957
       Amortization                                 (2,720)      1,474
                                                ----------   ---------
       Total deferred tax assets                   190,569     202,626


      Deferred tax liabilities:
       Depreciation and amortization                (99,592)    (76,541)
       Capitalized and financing leases              (2,997)     (3,487)
                                                 ----------   ---------
      Total deferred tax liabilities               (102,589)    (80,028)
                                                 ----------   ---------
      Net deferred tax asset                       $ 87,980    $122,598
                                                 ==========   =========

As of December 31, 2004, the Company had approximately $274.4 million of federal net operating loss carryforwards available to reduce future taxable income. The carryforward periods expire in years 2019 through 2023. The Company has federal Alternative Minimum Tax (AMT) credit carryforwards of $4.9 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date. The Company has federal and state tax credit carryforwards of $5.2 million which are available to reduce future taxes. The carryforward periods expire in years 2012 through 2024, or have no expiration date.

In the fourth quarter of 2000, in light of significant doubt that existed regarding the Company's future income and therefore the Company's ability to use its net operating loss carryforwards, the Company recorded a $229.8 million valuation allowance against our $229.8 million net deferred tax asset. In 2002 and 2001, as a result of our operating performance for each year, as well as anticipated future operating performance, the Company determined that it was more likely than not that future tax benefits would be realized. Consequently, the Company benefited by the reversal of $165.5 million and $64.3 million of the valuation allowance in 2002 and 2001, respectively.

Federal tax laws impose restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. Such ownership changes occurred in October 2000 and December 2001 as a result of significant changes in stock ownership. The Company's ability to utilize its net operating loss carryforwards and tax credit carryforwards is subject to restrictions pursuant to these provisions. Utilization of the federal net operating loss and tax credits will be limited annually and any unused limitation in a given year may be carried forward to the next year. The annual limitation on utilization of the net operating loss carryforwards ranges between $52.4 million and $209.5 million and varies due to the fact that there were two ownership changes. The Company believes it is more likely than not that it will fully realize all net operating loss carryforwards and tax credit carryforwards and therefore a valuation reserve is not necessary at December 31, 2004 and December 31, 2003.

The Company realized a tax benefit in the amount of $6.2 million and $8.1 million in 2004 and 2003, respectively, as a result of the exercise of employee stock options. For financial reporting purposes, the impact of this tax benefit is credited directly to shareholders' equity.

18.  SHAREHOLDERS' EQUITY

Preferred Stock

At December 31, 2004, the Company was authorized to issue 25,000,000 shares of preferred stock in one or more series. With the exception of 3,119,737 shares which have been designated as "Series A Redeemable Preferred Stock" but have not been issued, the Board of Directors has authority to designate the preferences, special rights, limitations or restrictions of such shares.

Common Stock

During the first quarter of 2004, the Company repurchased a total of 295,139 shares of its common stock for an aggregate purchase price of $3.7 million.

During the third and fourth quarters of 2003, the Company repurchased a total of 1,746,173 shares of its common stock for an aggregate purchase price of $26.3 million.

On March 11, 2002, the Company completed a public offering of 8,050,000 shares of its common stock.

19.  STOCK OPTION PLANS

In general, the Company's stock option plans provide for the granting of options to purchase Company shares at a fixed price. It has been the Company's Board of Directors general policy to set the price at the market price of such shares as of the option grant date. The options generally have a nine year term and become exercisable on a pro rata basis over the first three years or at such other periods as determined by the Board. The Company adopted stock option plans in 1993, 1997 and 2001 providing for the granting of non-qualified stock options, stock appreciation rights, bonus rights and other incentive grants to employees up to an aggregate of 21,000,000 shares of common stock. The Company granted non-qualified stock options pursuant to the 1993, 1997 and 2001 Plans totaling 86,000, 1,485,667, and 3,311,368 in 2004, 2003 and 2002,
respectively. The Company cancelled 0.8 million, 1.3 million, and 2.2 million of stock options in 2004, 2003 and 2002, respectively.

The Company has elected to follow APB Opinion 25; "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized upon the date of grant. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002:

                                    -----------------------------
                                        2004    2003     2002
                                    -----------------------------
      Risk free interest rate           2.44%   2.33%    2.17%
      Expected dividend yield              0%      0%       0%
      Expected lives                   5 years 5 years  4 years
      Expected volatility               93.7%   96.9%     108%

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

Using the Black-Scholes option valuation model, the weighted average grant date value of options granted during 2004, 2003 and 2002 was $8.17, $10.70, and $10.03 per share subject to the option, respectively.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):


                                       Year Ended December 31,
                                    ----------------------------
                                      2004      2003      2002
                                             (Restated)(Restated)
                                    --------  --------  --------
Net income as reported              $ 71,288  $ 80,070  $259,745
Add: Stock-based compensation
  expense included in reported
  net income, net of tax                  81       337       596
Deduct: Total stock- based
  employee compensation expense
  under fair value based method
  for all awards, net of tax          (4,782)   (8,257)   (7,941)
                                    --------  --------  --------
Pro forma net income                $ 66,587  $ 72,150  $252,400
                                    ========  ========  ========
Earnings per Share:
  Basic--as reported                $   1.18  $   1.32  $   4.54
  Basic--pro forma                      1.10      1.19      4.41
  Diluted--as reported                  1.14      1.25      4.16
  Diluted--pro forma                    1.08      1.16      4.16


A summary of the Company's stock option activity and related information for 2004, 2003 and 2002 is as follows (in thousands, except per share amounts):

                                                    Weighted
                                                     Average
                                                    Exercise
                                           Shares     Price
                                          --------  --------

      Outstanding as December 31, 2001      12,354      3.52
        Granted                              3,311     13.47
        Exercised                           (2,318)     2.39
        Cancelled                           (2,199)     7.32
                                          --------  --------
      Outstanding as December 31, 2002      11,148  $   5.96
        Granted                              1,486     14.73
        Exercised                           (1,616)     2.96
        Cancelled                           (1,287)     8.35
                                          --------  --------
      Outstanding as December 31, 2003       9,731      7.48
        Granted                                 86     11.31
        Exercised                           (1,599)     1.86
        Cancelled                             (786)    13.67
                                          --------  --------
      Outstanding as December 31, 2004       7,432      8.08

A summary of options outstanding and exercisable at December 31, 2004 is as follows (in thousands, except per share amounts):

                    ------------------------------   -------------------
                        Options Outstanding          Options Exercisable
                    ------------------------------   -------------------
                              Weighted
                               Average    Weighted              Weighted
                             Remaining     Average               Average
   Range of                       Life    Exercise              Exercise
Exercise Prices    Options   (in years)      Price   Options       Price
----------------   -------   ---------    --------   -------    --------
$ 1.000 - $1.090     3,367        5.24    $   1.09     3,367    $   1.09
  1.094 - 12.000     1,514        5.98       10.68       257        4.94
 12.020 - 16.310     1,400        6.49       13.76       435       14.08
 16.340 - 20.320     1,151        4.39       18.23       803       18.43
                    ------   ---------    --------   -------    --------
                     7,432        5.50    $   8.08     4,862    $   5.35
                    ======   =========    ========   =======    ========

In the first quarter of 2000, the Company granted stock options to approximately fifty key employees. The grants were for the same number of shares issued to these employees prior to January 1, 2000. In the third quarter of 2000, the Company cancelled the stock options that were issued prior to January 1, 2000 for the fifty employees. The grant and cancellation of the same number of options for these employees resulted in variable accounting treatment for the related options for 850,000 shares of the Company's common stock. Variable accounting treatment resulted in unpredictable stock-based compensation impacted by fluctuations in quoted prices for the Company's common stock. In 2002, the variable options were canceled and the Company reversed expense that was recognized in 2001 on the canceled options. As a result, the Company reversed compensation expense in 2002 of $2.6 million relating to the variable stock options.

The Company recorded compensation expense related to certain stock options issued below the fair market value of the related stock in the amount of $0.1 million, $0.6 million and $1.0 million for the year ended December 31, 2004, 2003 and 2002, respectively.

20.  EARNINGS PER SHARE

A reconciliation of the basic and diluted per share computations for 2004, 2003 and 2002 is as follows (in thousands, except per share data):
  -----------------------------------
                                                     2004
                                      -----------------------------------
                                                    Weighted      Per
                                                     Average     Share
                                         Income       Shares      Amount
                                      ----------   ---------   ---------

Income per common share               $   71,288      60,496   $    1.18

Effect of dilutive securities:
 Stock options                                 -       2,269        (.04)
                                      ----------   ---------   ---------
Income per share assuming dilution    $   71,288      62,765   $    1.14
                                      ==========   =========   =========





                                      -----------------------------------
                                                     2003
                                      (Restated)               (Restated)
                                      -----------------------------------
                                                    Weighted      Per
                                                     Average     Share
                                        Income       Shares      Amount
                                      ----------   ---------   ----------
Income per common share               $   80,070      60,439   $     1.32

Effect of dilutive securities:
 Stock options                                 -       3,723         (.07)
                                      ----------   ---------   ----------
Income per share assuming dilution    $   80,070      64,162   $     1.25
                                      ==========   =========   ==========

                                      -----------------------------------
                                                     2002
                                      (Restated)               (Restated)
                                      -----------------------------------
                                                    Weighted      Per
                                                     Average     Share
                                         Income      Shares      Amount
                                      ----------   ---------   ----------
Income per common share               $  259,745      57,202   $     4.54

Effect of dilutive securities:
 Stock options                                 -       5,188        (0.38)
                                      ----------   ---------   ----------
Income per share assuming dilution    $  259,745   $  62,390         4.16
                                      ==========   =========   ==========

Antidilutive stock options excluded from the calculation of diluted income in 2004, 2003, and 2002 were 4.0 million, 1.3 million and 0.8 million, respectively.

21. LEGAL CONTINGENCIES

On January 3, 2005, the Company received a letter from The Nasdaq Stock Market, Inc. indicating that its securities were subject to delisting from The Nasdaq National Market because it failed to comply with Marketplace Rules 4350(e) and 4350(g), which requires that the Company hold an annual shareholder meeting and distribute a proxy statement and solicit proxies for the meeting. The Company requested and received a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. On February 15, 2005, the Panel informed the Company that its securities would be delisted at the opening of business on February 17, 2005. The Company requested that the Panel reconsider its decision, which it did. The Panel has agreed to continue listing its securities under specified conditions, including that the Company holds an annual meeting on or before March 30, 2005. The Company has set a March 30, 2005 annual meeting date. If we are unable to hold a meeting on that date, our securities may be delisted and thus no longer eligible to trade on The Nasdaq National Market System, which may affect the liquidity of our securities and their trading price.

The Company was named as a defendant in several purported class action lawsuits asserting various causes of action, including claims regarding its membership application and additional rental period charges. The Company has vigorously defended these actions and maintains that the terms of its additional rental charge policy are fair and legal. The Company has been successful in obtaining dismissal of three of the actions filed against it. A statewide class action entitled George Curtis v. Hollywood Entertainment Corp., dba Hollywood Video, Defendant, No. 01-2-36007-8 SEA was certified on June 14, 2002 in the Superior Court of King County, Washington. On May 20, 2003, a nationwide class action entitled George DeFrates v. Hollywood Entertainment Corporation, No. 02 L 707 was certified in the Circuit Court of St. Clair County, Twentieth Judicial Circuit, State of Illinois. The Company reached a nationwide settlement with the plaintiffs. This settlement encompasses all of the legal claims asserted in each of the related actions. Preliminary approval of settlement was granted on August 10, 2004. The Company has agreed to pay plaintiffs' legal counsel $2.675M and to give class members a rent-one-get-one coupons on a claims made basis with a guaranteed total redemption of $9M along with other remedial relief. A hearing to obtain final court approval of the settlement is set for June 24, 2005. Notice began on October 10, 2004 and will last for six months. Coupons will likely be distributed to the class beginning in the fall of 2005 and payment will be made to plaintiffs' legal counsel following final court approval in June 2005. The Company believes it has provided adequate reserves in connection with these lawsuits.

The Company and the members of its board are defendants in several lawsuits pending in Clackamas County, Oregon (and one in Multnomah County, Oregon). The lawsuits assert breaches of duties associated with the merger agreement executed with a subsidiary of Leonard Green & Partners, L.P. With the termination of the Leonard Green transaction, the Company is uncertain as to whether these cases will proceed and if so, in what form. The Company and the members of its board have also been named as defendants in a separate lawsuit, JDL Partners, L.P. v. Mark J. Wattles et. al, filed in Clackamas County, Oregon Circuit Court. This lawsuit, filed before the Company's announcement of the merger agreement with Movie Gallery, alleges breaches of fiduciary duties related to a recent bid by Blockbuster for the Company as well as breaches related to a loan to Mr. Wattles that the Company forgave in December 2000. A motion is pending in Clackamas County to consolidate this lawsuit with the previously filed actions. It is not clear how the Merger Agreement with Movie Gallery will affect the pending litigation and there is no assurance that a settlement will be effected or that current reserves for this litigation will be adequate.

The Company was named as a defendant in three actions asserting wage and hour claims in California. The plaintiffs sought to certify a statewide class action alleging that certain California employees were denied meal and rest periods. There were several additional related claims for unpaid overtime, unpaid off the clock work, and penalties for late payment of wages and record keeping violations. Mediation took place on September 9, 2004 and the parties reached a settlement of all claims alleged in each of the actions. Pursuant to the settlement, two of the actions were dismissed and all claims asserted by plaintiffs were alleged in a single action. The Company received preliminary approval of the settlement on January 10, 2005. Notice was sent directly to class members on February 4, 2005. Final approval is scheduled for hearing on April 21, 2005. The Company believes it has provided adequate reserves in connection with these lawsuits.

In addition, the Company has been named to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. The Company believes it has provided adequate reserves for contingencies and that the outcome of these matters should not have a material adverse effect on its consolidated results of operations, financial condition or liquidity. As of December 31, 2004 and 2003, the legal contingencies reserve was $13.3 million and $6.8 million, respectively.



22.  SEGMENT REPORTING

The Company's management regularly evaluates the performance of two segments, Hollywood Video and Game Crazy, in its assessment of performance and in deciding how to allocate resources. Hollywood Video represents the Company's 2,006 video stores excluding the operations of Game Crazy. Game Crazy represents 715 in-store departments and free-standing stores that allows game enthusiasts to buy, sell, and trade used and new video game hardware, software and accessories. The Company measures segment profit as operating income
(loss), which is defined as income (loss) before interest expense and income taxes. Information on segments and reconciliation to operating income (loss) are as follows (in thousands):

                                 Year Ended December 31, 2004
                              -----------------------------------
                               Hollywood     Game
                                 Video       Crazy        Total
                              ----------  -----------  ----------
Revenues                      $1,495,830  $   286,534  $1,782,364
Depreciation                      53,259        6,712      59,971
Impairment of Assets              16,174        2,008      18,182
Income (loss) from operations    168,040      (21,552)    146,488
Goodwill                          69,050          415      69,465
Total assets                   1,000,495      119,032   1,119,527
Purchases of property and
  equipment                       50,704        8,870      59,574




                                 Year Ended December 31, 2003
                                           (Restated)
                              -----------------------------------
                               Hollywood     Game
                                 Video       Crazy        Total
                              ----------  -----------  ----------
Revenues                      $1,502,416  $   180,132  $1,682,548
Depreciation                      57,077        4,052      61,129
Income (loss) from operations    206,891      (24,685)    182,206
Goodwill                          67,991          415      68,406
Total assets                     905,773      100,282   1,006,055
Purchases of property and
  equipment                       61,760       27,321      89,081


Game Crazy's loss from operations included an overhead allocation for information support services, treasury and accounting functions, and other general and administrative services. Game Crazy revenue for 2002 was $56.7 million. Information regarding Game Crazy's results of operations, total assets and purchases of property and equipment as reported above for 2004 and 2003 is not available for prior periods before 2003 due to Game Crazy's smaller scale when costs were not segregated and captured.





















23.  CONSOLIDATING FINANCIAL STATEMENTS

Hollywood Entertainment Corporation (HEC) had only one wholly owned subsidiary as of December 31, 2004, Hollywood Management Company (HMC). HMC is a guarantor of certain indebtedness of HEC, including the obligations under the new credit facilities and the 9.625% senior subordinated notes due 2011. Prior to June 2000, HEC had a wholly owned subsidiary, Reel.com (Reel),that was merged with and into HEC in June 2000. The consolidating condensed financial statements below present the results of operations and financial position of the subsidiaries of the Company.

Consolidating Condensed Balance Sheet
December 31, 2004
(in thousands)

                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,346  $   43,814  $        -  $   46,160
Marketable Securities               -     147,600           -     147,600
Accounts receivable, net       27,119     469,279    (458,476)     37,922
Merchandise inventories       148,154           -           -     148,154
Prepaid expenses and other
 current assets                 6,703      16,132           -      22,835
Total current assets          184,322     676,825    (458,476)    402,671
Rental inventory, net         289,144           -           -     289,144
Property & equipment, net     205,286      22,538           -     227,824
Goodwill, net                  69,465           -           -      69,465
Deferred income tax asset      87,980           -           -      87,980
Prepaid Rent                   27,194           -           -      27,194
Other assets, net             410,641       7,907    (403,299)     15,249
Total assets               $1,274,032  $  707,270  $ (861,775) $1,119,527

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $      555  $        -  $        -  $      555
Financing Obligations          15,581           -           -      15,581
Accounts payable              458,476     174,427    (458,476)    174,427
Accrued expenses               30,672     119,764           -     150,436
Accrued interest                   69       6,376           -       6,445
Income taxes payable                -       3,404           -       3,404
Total current liabilities     505,353     303,971    (458,476)    350,848
Long-term obligations, less
 current portion              350,701           -           -     350,701
Other liabilities              44,346           -           -      44,346
Total liabilities             900,400     303,971    (458,476)    745,895
Common stock                  494,246       4,008      (4,008)    494,246
Unearned compensation               -          -           -            -
Retained earnings
 (accumulated deficit)       (120,614)    399,291    (399,291)   (120,614)
Total shareholders' equity
 equity (deficit)             373,632     403,299    (403,299)    373,632
Total liabilities and
 shareholders equity
 (deficit)                 $1,274,032  $  707,270  $ (861,775) $1,119,527





Consolidating Condensed Balance Sheet
December 31, 2003 Restated
(in thousands)

                           ----------  ----------  ----------  ----------
                              HEC         HMC        Elimin-     Consol-
                                                     ations      idated
                           ----------  ----------  ----------  ----------
ASSETS
Cash and cash equivalents  $    2,259  $   45,798  $        -  $   48,057
Marketable Securities               -      26,076           -      26,076
Accounts receivable, net       24,796     489,188    (479,997)     33,987
Merchandise inventories       129,864           -           -     129,864
Prepaid expenses and other
 current assets                10,041       3,192           -      13,233
Total current assets          166,960     564,254    (479,997)    251,217
Rental inventory, net         268,748           -           -     268,748
Property & equipment, net     219,812      23,601           -     243,413
Goodwill, net                  68,406           -           -      68,406
Deferred income tax asset     122,598           -           -     122,598
Prepaid Rent                   34,019           -           -      34,019
Other assets, net             344,212       7,193    (333,751)     17,654
Total assets              $ 1,224,755  $  595,048  $ (813,748) $1,006,055

LIABILITIES & SHAREHOLDERS'
EQUITY (DEFICIT)
Current maturities of
 long-term obligations     $      647  $        -  $        -  $      647
Financing Obligations           3,245           -           -       3,245
Accounts payable              479,997     159,586    (479,997)    159,586
Accrued expenses               22,907      94,960           -     117,867
Accrued interest                   22       6,467           -       6,489
Income taxes payable                -         284           -         284
Total current liabilities     506,818     261,297    (479,997)    288,118
Long-term obligations, less
 current portion              370,669           -           -     370,669
Other liabilities              50,056           -           -      50,056
Total liabilities             927,543     261,297    (479,997)    708,843
Common stock                  489,247       4,008      (4,008)    489,247
Unearned compensation            (133)          -           -        (133)
Retained earnings
 (accumulated deficit)       (191,902)    329,743    (329,743)   (191,902)
Total shareholders' equity
 equity (deficit)             297,212     333,751    (333,751)     297,212
Total liabilities and
 shareholders equity
 (deficit)                $ 1,224,755  $  595,048  $ (813,748)  $1,006,055
















Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2004
(in thousands)

                           ---------  ---------    ---------  ---------
                              HEC        HMC        Elimin-    Consol-
                                                    ations     idated
                           ---------  ---------    ---------  ---------
Revenue                   $1,785,239  $ 169,317    $(172,192)$1,782,364
Cost of revenue              716,662          -            -    716,662
Gross profit               1,068,577    169,317     (172,192) 1,065,702

Operating costs & expenses:
 Operating and selling       767,882     25,435            -    793,317
 General & administrative    231,281     64,857     (172,192)   123,946
Store opening expenses         2,141          -            -      2,141
Restructuring charges:
 Closure of Internet
 business                          -          -            -          -
 Store closures                 (190)         -            -       (190)
Income from
  operations                  67,463     79,025            -    146,488

Interest income                   -      35,552      (34,126)     1,426
Interest expense             (65,545)         -       34,126    (31,419)
Early debt retirement              -          -            -          -
Equity earnings in
  Subsidiary                  69,748          -      (69,748)         -
Income before
  income taxes                71,666    114,577      (69,748)   116,495
(Provision for) income
  taxes                         (378)   (44,829)           -    (45,207)
Net income                 $  71,288  $  69,748    $ (69,748) $  71,288






























Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2003 Restated
(in thousands)

                           ---------  ---------    ---------  ---------
                              HEC        HMC        Elimin-    Consol-
                                                    ations     idated
                           ---------  ---------    ---------  ---------
Revenue                   $1,685,424  $ 151,186    $(154,062)$1,682,548
Cost of revenue              664,632          -            -    664,632
Gross profit               1,020,792    151,186     (154,062) 1,017,916

Operating costs & expenses:
 Operating and selling       703,365     23,659            -    727,024
 General & administrative    211,914     48,172     (154,062)   106,024
Store opening expenses         4,768          -            -      4,768
Restructuring charges:
 Closure of Internet
 business                          -          -            -          -
 Store closures               (2,106)         -            -     (2,106)
Income from
  operations                 102,851     79,355            -    182,206

Interest income                   -      38,818       (38,059)      759
Interest expense             (74,325)         -        38,059   (36,266)
Early debt retirement        (12,467)         -             -   (12,467)
Equity earnings
  in subsidiary               70,734          -       (70,734)        -

Income before
  income taxes                86,793    118,173       (70,734)  134,232
(Provision for) income
  taxes                       (6,723)   (47,439)           -    (54,162)
Net income                 $  80,070  $  70,734    $  (70,734)$  80,070





























Consolidating Condensed Statement of Operations
Twelve months ended December 31, 2002 Restated
(in thousands)

                           ---------  ---------    ---------  ---------
                              HEC        HMC        Elimin-    Consol-
                                                    ations     idated
                           ---------  ---------    ---------  ---------
Revenue                   $1,492,941  $ 156,057    $(158,932)$1,490,066
Cost of revenue              573,529          -            -    573,529
Gross profit                 919,412    156,057     (158,932)   916,537

Operating costs & expenses:
 Operating and selling       637,449     10,034            -    647,483
 General & administrative    199,254     49,280     (158,932)    89,602
Store opening expenses         3,093          -            -      3,093
Restructuring charges:
 Closure of Internet
 business                    (12,430)         -            -    (12,430)
 Store closures                 (828)         -            -       (828)
Income from
  operations                  92,874     96,743            -    189,617

Interest income                   -      31,619       (31,125)      494
Interest expense             (73,676)         -        31,125   (42,551)
Early debt retirement         (3,534)         -                  (3,534)
Equity earnings
 in subsidiary                79,894          -       (79,894)        -
Income before
  income taxes                95,558    128,362       (79,894)  144,026
(Provision for) income
  taxes                      164,187    (48,468)           -    115,719
Net income                 $ 259,745  $  79,894   ($  79,894)$  259,745






























Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2004
(unaudited, in thousands)
                              ---------- ---------- ---------- ----------
                                  HEC        HMC      Elimin-    Consol-
                                                      ation      idated
                              ---------- ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                $  71,288  $   69,548    $(69,548)   $ 71,288
 Equity Earnings in
  subsidiary                 (69,548)          -      69,548          -
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                 -           -          -            -
 Amortization of Rental      186,847           -          -      186,847
  Product
  Depreciation &
   amortization               53,836       6,135          -       59,971
Amortization of Prepaid Rent   8,654           -          -        8,654
Impairment of Long Lived
  Assets                      18,182           -          -       18,182
Amortization of Deferred
  Financing Costs              2,937           -          -        2,937
  Tax benefit from exercise
   of stock options            6,245           -          -        6,245
  Change in deferred tax
   asset                      34,618           -          -       34,618
  Change in deferred rent     (5,709)          -          -       (5,709)
  Non cash stock compensation    133           -          -          133
  Net change in operating
   assets & liabilities      (31,940)     49,499          -       17,559
Cash provided by (used in)
  Operating activities       275,543     125,182          -      400,725

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net               (207,243)         -        -     (207,243)
 Purchase of property &
  equipment, net                (54,500)    (5,074)       -      (59,574)
 Increase in intangibles
  & other assets                 (4,741)      (569)       -       (5,310)
Purchases of Marketable
 Securities                           -   (390,685)       -     (390,685)
Sale of Marketable Securities         -    269,161        -      269,161

Cash used in investing
 activities                    (266,484)  (127,167)       -     (393,651)

FINANCING ACTIVITIES:
  Repayments of capital lease
  obligations                      (590)       -          -         (590)
 Repurchase of Common Stock      (3,665)       -          -       (3,665)
 Proceeds from exercise
  of stock options                2,419        -          -        2,419
 Decrease in Credit Facility    (20,000)       -          -      (20,000)
 Debt financing costs                 -        -          -            -
 Proceeds from Capital lease
  Obligations                       529        -          -          529




Increase/(Decrease in
  Financing Obligations          12,336        -          -       12,336
Cash used in financing
 activities                      (8,971)       -          -       (8,971)

Increase in cash
 and cash equivalents                88    (1,985)         -      (1,897)
Cash and cash equivalents
 at beginning of year             2,259     45,798         -       48,057
Cash and cash equivalents at
 the end of the third
 quarter                      $   2,347  $  43,813   $     -    $  46,160


Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2003 Restated
(unaudited, in thousands)
                              ---------- ---------- ---------- ----------
                                  HEC        HMC      Elimin-   Consol-
                                                      ation     idated
                              ---------- ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                    $  80,070  $  70,733  $ (70,733) $  80,070
 Equity Earnings in
  subsidiary                     (70,733)         -     70,733          -
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Write-off of deferred
   financing costs                     -          -          -          -
  Depreciation &
   amortization                  284,296      7,472          -    291,768
  Tax benefit from exercise
   of stock options                8,053          -          -      8,053
  Change in deferred rent         (6,612)         -          -     (6,612)
  Change in deferred income
   taxes                          42,826          -          -     42,826
  Non cash stock compensation        564          -          -        564
  Net change in operating
   assets & liabilities          218,698   (243,912)         -    (25,214)
Cash provided by (used in)
  Operating activities           557,162   (165,707)         -    391,455

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (220,364)         -          -   (220,364)
 Purchase of property &
  equipment, net                 (77,867)   (11,214)         -    (89,081)
 Purchase of Marketable
  Securities                           -   (211,283)         -   (211,283)
 Sale of Marketable
  Securities                           -    185,207          -    185,207
 Increase in intangibles
  & other assets                  (6,454)      (838)         -     (7,292)
 Refinancing proceeds                  -    218,531          -    218,531
Cash used in investing
 activities                     (304,685)   180,403          -   (124,282)

FINANCING ACTIVITIES:
 Repayment of subordinated
  debt                          (250,000)         -          -   (250,000)
 Repayments of capital lease
  obligations                     (8,869)         -          -     (8,869)
 Repurchase of common stock      (26,275)         -          -    (26,275)
 Proceeds from exercise
  of stock options                 4,066          -          -      4,066
Decrease in revolving loans,
  net                             30,047          -          -     30,047
 Decrease in financing
  obligations                     (1,230)         -          -     (1,230)
Cash provided by financing
  activities                    (252,261)         -          -   (252,261)

Increase in cash
  and cash equivalents               216     14,696          -     14,912
Cash and cash equivalents
 at beginning of year              2,045     31,100          -     33,145
Cash and cash equivalents at
 end of year                   $   2,259  $  45,798  $       -  $  48,057



Consolidating Condensed Statement of Cash Flows
Twelve months ended December 31, 2002 Restated
(unaudited, in thousands)
                              ---------- ---------- ---------- ----------
                                  HEC        HMC      Elimin-   Consol-
                                                      ation     idated
                              ---------- ---------- ---------- ----------
OPERATING ACTIVITIES:
 Net income                    $ 259,745  $  79,894  $ (79,894) $ 259,745
 Equity Earnings in
  subsidiary                     (79,894)         -     79,894          -
 Adjustments to reconcile
  net income to
  cash provided by
  operating activities:
  Extraordinary loss on
   extinguishment of debt          2,226          -          -      2,226
  Depreciation &
   amortization                  282,635      5,528          -    288,163
  Tax benefit from exercise
   of stock options               12,814          -          -     12,814
  Change in deferred rent         (7,297)         -          -     (7,297)
  Change in deferred income
   taxes                        (127,027)         -          -   (127,027)
  Non cash stock compensation     (1,633)         -          -     (1,633)
  Net change in operating
   assets & liabilities         (201,561)   136,115          -    (65,446)
Cash provided by (used in)
  operating activities           140,008    221,537          -    361,545

INVESTING ACTIVITIES:
 Purchases of rental
  inventory, net                (288,079)         -          -   (288,079)
 Purchase of property &
  equipment, net                 (30,948)    (7,928)         -    (38,876)
 Increase in intangibles
  & other assets                  (2,478)      (790)         -     (3,268)
 Refinancing proceeds                  -   (218,531)         -   (218,531)
Cash used in investing
 activities                     (321,505)  (227,249)         -   (548,754)

FINANCING ACTIVITIES:
 Proceeds from sale of
  common stock, net              113,073          -          -    113,073
 Issuance of subordinated
  debt                           225,000          -          -    225,000
Cash used in financing
  activities                     (13,816)         -          -    (13,816)
 Decrease in financing
  obligations                     (2,851)         -          -     (2,851)
 Proceeds from exercise
  of stock options                 4,604          -          -      4,604
 Decrease in revolving loans,
  net                           (144,466)         -          -   (144,466)
Cash provided by financing
  activities                     181,544          -          -    181,544

Increase in cash
  and cash equivalents                47     (5,712)         -     (5,665)
Cash and cash equivalents
 at beginning of year              1,999     36,811          -     38,810
Cash and cash equivalents at
 end of year                   $   2,046  $  31,099  $       -  $  33,145







24. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows (in thousands, except per share data):

            Quarter Ended
                                -------------------------------
                                   March      June    September
2004 As Previously Reported     ---------  ---------  ---------
---------------------------
 Total revenue                  $ 442,791  $ 423,129  $ 410,554
 Gross profit                     270,526    258,220    256,792
 Income from
  Operations                       45,584     41,213     34,405

 Net income                        22,698     20,225     15,980
 Net income
  per share:
     Basic                           0.38       0.33       0.26
     Diluted                         0.36       0.32       0.25


                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2004 As Restated                ---------  ---------  ---------  ---------
---------------------------
 Total revenue                  $ 442,791  $ 423,129  $ 410,554  $ 505,891
 Gross profit                     270,526    258,220    256,792    280,164
 Income from
  Operations                       46,851     40,658     33,729     25,249

 Net income                        23,471     19,887     15,568     12,363
 Net income
  per share:
     Basic                           0.39       0.33       0.26       0.20
     Diluted                         0.38       0.32       0.25       0.20



                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2003 As Previously Reported     ---------  ---------  ---------  ---------
---------------------------
 Total revenue                  $ 417,592  $ 389,443  $ 401,958  $ 473,555
 Gross profit                     261,900    240,818    250,645    264,553
 Income from
  operations                       55,036     39,871     41,985     48,201

 Net income                        19,578     19,178     20,469     23,046
 Net income
  per share:
     Basic                           0.33       0.32       0.34       0.38
     Diluted                         0.31       0.30       0.32       0.36








                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2003 As Restated                ---------  ---------  ---------  ---------
---------------------------
 Total revenue                  $ 417,592  $ 389,443  $ 401,958  $ 473,555
 Gross profit                     261,900    240,818    250,645    264,553
 Income from
  operations                       54,423     39,441     41,011     47,330

 Net income                        19,210     18,920     19,886     22,055
 Net income
  per share:
     Basic                           0.32       0.31       0.33       0.37
     Diluted                         0.30       0.29       0.31       0.35


                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2002 As Previously Reported     ---------  ---------  ---------  ---------
---------------------------
 Total revenue                  $ 363,648  $ 345,261  $ 369,022  $ 412,135
 Gross profit                     223,009    216,810    228,425    248,293
 Income from
  operations                       40,935     51,818     41,984     54,590

 Net income                        26,443     41,456     31,945    142,001
 Net income
  per share:
     Basic                           0.51       0.71       0.54       2.39
     Diluted                         0.46       0.64       0.50       2.21



                                                Quarter Ended
                                ------------------------------------------
                                   March      June    September   December
2002 As Restated                ---------  ---------  ---------  ---------
---------------------------
 Total revenue                  $ 363,648  $ 345,261  $ 369,022  $ 412,135
 Gross profit                     223,009    216,810    228,425    248,293
 Income from
  operations                       42,078     52,733     42,038     52,768

 Net income                        27,129     42,005     31,977    158,634
 Net income
  per share:
     Basic                           0.53       0.72       0.54       2.67
     Diluted                         0.47       0.65       0.50       2.47













SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March XX, 2005.

                    Hollywood Entertainment Corporation


                       By: /S/ TIMOTHY R. PRICE
                       ---------------------------
                           Timothy R. Price
                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2005.

Signatures              Title

/S/ F. BRUCE GIESBRECHT
-----------------------
F. Bruce Giesbrecht     President, Chief Executive Officer,
                        Chief Operating Officer and Director


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



1

1